Form 10-K
period 2007-12-31
SUN HEALTHCARE GROUP INC
filed 2008-03-07
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 1-12040

SUN HEALTHCARE GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	85-0410612 (I.R.S. Employer Identification No).
18831 Von Karman, Suite 400
Irvine, CA 92612
(949) 255-7100
(Address, including zip code, and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Exchange on Which Registered The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

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
☒Yes     ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes     ☒No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Select Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $612.3 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or

15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒Yes     ☐No
     On March 5, 2008, Sun Healthcare Group, Inc. had 42,897,822 outstanding shares of Common Stock.

     Documents Incorporated by Reference:  Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the 2008 Annual Meeting to be filed prior to April 29, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

___________________
     References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

     SunBridge®, SunDance®, CareerStaff Unlimited®, SolAmor™ and related names are trademarks of Sun Healthcare Group, Inc. and its subsidiaries.
___________________

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.  Business

Overview

Sun Healthcare Group, Inc.’s subsidiaries provide long-term, sub-acute and related specialty healthcare services principally to the senior population in the United States. Our core business is providing inpatient services, primarily through 190 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers. At March 1, 2008, our centers had 24,002 licensed beds located in 25 states, of which 23,189 were available for occupancy. Our subsidiaries also provide rehabilitation therapy services to affiliated and non-affiliated centers and medical staffing and other ancillary services primarily to non-affiliated centers and other third parties. For the year ended December 31, 2007, our total net revenues from continuing operations were $1.6 billion.

On April 19, 2007, we acquired Harborside Healthcare Corporation (“Harborside”), a privately-held healthcare company based in Boston, Massachusetts that operated 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states, by purchasing all of the outstanding Harborside stock for $349.4 million.  In addition to the purchase price paid for Harborside, the former shareholders of Harborside are entitled to a distribution of cash in an amount equal to the future tax benefits realized by us, if any, from the deductibility of specified employee compensation and unamortized debt costs related to Harborside.

Business Segments

Our subsidiaries currently engage in the following three principal business segments:

➢	inpatient services, primarily skilled nursing centers;
➢	rehabilitation therapy services; and
➢	medical staffing services.

Inpatient services.    As of December 31, 2007, we operated 213 long-term care centers (consisting of 190 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers in 25 states with 24,002 licensed beds through SunBridge Healthcare Corporation (“SunBridge”) and other subsidiaries. Our skilled nursing centers provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Several of our skilled nursing centers also contain wings dedicated to the care of residents afflicted with Alzheimer’s disease. Our assisted living centers provide services that include minimal nursing assistance, housekeeping, nutrition, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Our independent living centers provide services that include security, housekeeping, nutrition and limited laundry services for individuals requiring no assistance for activities in daily living. Our mental health centers provide a range of inpatient and outpatient behavioral health services for adults and children through specialized treatment programs. We also provide hospice services, including palliative care, social services, pain management and spiritual counseling, through our subsidiary, SolAmor Hospice, Inc. (“SolAmor”), in four states for individuals facing end of life issues. We generated 88.0%, 83.4% and 79.2% of our consolidated net revenues through inpatient services in 2007, 2006 and 2005, respectively.

Rehabilitation therapy services.  We provide rehabilitation therapy services through SunDance Rehabilitation Corporation (“SunDance”). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of December 31, 2007, SunDance provided rehabilitation therapy services to 416 centers in 33 states, 309 of which were operated by nonaffiliated parties and 107 of which

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

were operated by affiliates. In most of our 106 centers for which SunDance does not provide rehabilitation therapy services, those services are provided by staff employed by the centers, although some centers engage third-party therapy companies for such services. We generated 5.2%, 8.0% and 11.0% of our consolidated net revenues through rehabilitation therapy services in 2007, 2006 and 2005, respectively.

Medical staffing services.  We provide temporary medical staffing in 38 states through CareerStaff Unlimited, Inc. (“CareerStaff”). For the year ended December 31, 2007, CareerStaff derived 60.0% of its revenues from hospitals and other providers, 23.0% from skilled nursing centers, 10.4% from schools and 6.6% from prisons. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. We generated 6.8%, 8.5% and 9.7% of our consolidated net revenues through medical staffing services in 2007, 2006 and 2005, respectively.

Competition

Our businesses are competitive. The nature of competition within the inpatient services industry varies by location. We compete with other inpatient centers based on key factors such as the number of centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

We also compete with other companies in providing rehabilitation therapy services and medical staffing services, and in employing and retaining qualified nurses, therapists and other medical personnel. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to customer needs.

We believe the following strengths will allow us to continue to improve our operations and profitability:

National footprint.    The size of our operations has enabled us to realize the benefits of economies of scale, purchasing power and increased year over year operating efficiencies. Furthermore, our geographic diversity helps to mitigate our risk associated with adverse state regulatory changes related to Medicaid reimbursement in any one state.

Core inpatient services business.     Our inpatient business has achieved consistent revenue and earnings growth by expanding our services and increasing our focus on integrated skilled nursing care and rehabilitation therapy services to attract high-acuity patients throughout all nursing centers and through targeting specific centers with Rehab Recovery Suites that exclusively specialize in Medicare and managed care patients.

Quality of care.    We have initiatives to provide a high quality of care to our patients. These initiatives have resulted in third-party recognition for our quality of care and clinical services and a reduction in the size and number of our patient liability claims.

Ancillary businesses support our inpatient services and provide diversification.    Our rehabilitation therapy business complements our core inpatient services business and is particularly attractive to high-acuity patients who require more intensive and medically complex care. Our medical staffing business, which primarily services non-affiliated providers, derives a majority of its revenues from its placement of therapists. We also place physicians, nurses and pharmacists.

Infrastructure in place to leverage growth.    We have an established corporate and regional infrastructure in place to leverage our growth. For the year ended December 31, 2007, our corporate overhead as a percentage of revenues was 4.1%, compared to 5.0% for the year ended December 31, 2006.

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

Business Strategy

We intend to build on our competitive strengths to grow our business and strengthen our position as a nationwide provider of senior healthcare services by achieving the following objectives:

Continue our inpatient growth.    We intend to increase our inpatient revenue and profitability by maintaining high occupancy rates and by continuing to focus on attracting more high-acuity and Medicare patients. We are currently implementing this strategy by focusing on our clinical and case management. In addition, we are developing relationships with key referral sources and creating specialty Medicare/managed care and Alzheimer’s units within our centers to meet unique clinical needs within a community. We plan to take advantage of our marketing infrastructure and brand image to attract new patients and to expand our referral and customer bases.

Seek growth in our hospice and ancillary businesses.     We will seek to grow our hospice operations through acquisitions and internal growth. We will continue to focus on our rehabilitation therapy business, a key driver of our Medicare services and revenues, by improving our clinical product offering, labor productivity and operating profitability and eliminating less profitable third-party contracts. We believe that our hospice and ancillary services provide us with diversified revenue sources, favorable payor mix and growth opportunities.

Increase operational efficiency and leverage our existing platform.    We will continue to focus on improving operating efficiency without compromising our high quality of care. We plan to reduce costs and enhance efficiency through various methods, including:
➢	reducing labor and billing expenses through technological advances and operational improvements that allow management to allocate employees more efficiently;
➢	reducing overhead through process improvement initiatives and frequent re-examination of costs;
➢	continuing to improve therapist productivity in our rehabilitation services business;
➢	controlling litigation expense by focusing on risk management;
➢	improving our balance sheet by reducing our indebtedness; and
➢	monitoring and analyzing the operations and profitability of individual business units.

Employees and Labor Relations

As of December 31, 2007, we and our subsidiaries had approximately 36,850 full-time, part-time and per diem employees. Of this total, there were approximately 27,250 employees in our long-term and sub-acute care operations, 4,100 employees in the rehabilitation therapy services operations, 5,100 employees in the medical staffing business and 400 employees at the corporate and regional offices.

As of December 31, 2007, SunBridge operated 33 centers with union employees. Approximately 2,720 of our employees (7.4% of all of our employees) who worked in long-term care centers in Alabama, California, Connecticut, Georgia, Massachusetts, Maryland, Montana, New Jersey, Ohio, Rhode Island, Tennessee, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 725 of these employees (2.0% of all our employees) expire in 2008 and are subject to renegotiation with the unions.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Federal and State Regulatory Oversight

The healthcare industry is extensively regulated. In the ordinary course of business, our operations are continuously subject to federal, state and local regulatory scrutiny, supervision and control. This often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. Various laws, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, as more fully described below. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a center is decertified as a Medicare or Medicaid provider by the Centers for Medicare and Medicaid Services (“CMS”) or a state, the center will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the center would be forced to care for such residents without being reimbursed or to transfer such residents.

Our skilled nursing centers and mental health centers are currently licensed under applicable state law, and are certified or approved as providers under the Medicare and Medicaid programs. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. From time to time, we receive notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. We review such notices for factual correctness, and based on such reviews, either take appropriate corrective action or challenge the stated basis for the allegation of noncompliance. Where corrective action is required, we work with the reviewing agency to create mutually agreeable measures to be taken to bring the center or service provider into compliance. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of monetary penalties and the decertification of a center or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. When appropriate, we vigorously contest such sanctions. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.

Various states in which we operate centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions.

Most states in which we operate have statutes which require that, prior to the addition or construction of new nursing home beds, the addition of new services or certain capital expenditures in excess of defined levels, we first must obtain a certificate of need (“CON”), which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. The certification process is intended to promote quality healthcare at the lowest possible cost and to avoid the unnecessary duplication of services, equipment and centers.

We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

–
the “anti-kickback” provisions of the Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

–
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

We are also subject to regulations under the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The privacy rules provide for, among other things, (i) giving consumers the right and control over the release of their medical information, (ii) the establishment of boundaries for the use of medical information and (iii) civil or criminal penalties for violation of an individual’s privacy rights.

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

Designated Compliance Officer and Compliance Committee.    We have a Chief Compliance Officer whose responsibilities include, among other things: (i) overseeing the Compliance Process; (ii) overseeing compliance with judicial and regulatory requirements, and functioning as the liaison with the state agencies and the federal government on matters related to the Compliance Process and such requirements; (iii) reporting to our board of directors, the Compliance Committee of our board of directors, and senior corporate managers on the status of the Compliance Process; and (iv) overseeing the coordination of a comprehensive training program which focuses on the elements of the Compliance Process and employee background screening process. Compliance matters are reported to the Compliance Committee of our board of directors on a regular basis. The Compliance Committee is comprised solely of independent directors.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Effective Training and Education.    Every employee, director and officer is trained on the Compliance Process and Code of Conduct. Training also occurs for appropriate employees in applicable provisions of the Medicare and Medicaid laws, fraud and abuse prevention, clinical standards, and practices, and claim submission and reimbursement P&Ps.

Effective Lines of Communication.    Employees are encouraged to report issues of concern without fear of retaliation using a Four Step Reporting Process, which includes the toll-free “Sun Quality Line.” The Four Step Reporting Process encourages employees to discuss clinical, ethical or financial concerns with supervisors and local management since these individuals will be most familiar with the laws, regulations, and policies that impact their concern. The Sun Quality Line is an always-available option that may be used for anonymous reporting if the employee so chooses. Reported concerns are internally reviewed and proper follow-up is conducted.

Internal Monitoring and Auditing.    Our Compliance Process puts internal controls in place to meet the following objectives effectively: (i) accuracy of claims, reimbursement submissions, cost reports and source documents; (ii) provision of patient care, services, and supplies as required by applicable standards and laws; (iii) accuracy of clinical assessment and treatment documentation; and (iv) implementation of judicial and regulatory requirements (e.g., background checks, licensing and training). Each business line monitors and audits compliance with P&Ps and other standards to ensure that the objectives listed above are met. Data from these internal monitoring and auditing systems are analyzed and acted upon through a quality improvement process. We have designated the subsidiary presidents and each member of the operations management team as Compliance Liaisons. Each Compliance Liaison is responsible for making certain that all requirements of the Compliance Process are completed at the operational level for which the Compliance Liaison is responsible.

Enforcement of Standards.    Our policies, the Code of Conduct and the employee handbook, as well as all associated training materials, clearly indicate that employees who violate our standards will be subjected to discipline. Sanctions range from oral warnings to suspensions and/or to termination of employment. We have also adopted a proactive approach to offset the need for punitive measures. First, we have implemented employee background review practices that surpass industry standards. Second, as noted above, we devote significant resources to employee training. Finally, we have adopted a performance management program intended to make certain that all employees are aware of what duties are expected of them and understand that compliance with policies, procedures, standards and laws related to job functions is required.

Responses to Detected Offenses and Development of Corrective Actions.    Correction of detected misconduct or a violation of our policies is the responsibility of every manager. As appropriate, a manager is expected to develop and implement corrective action plans and monitor whether such actions are likely to keep a similar violation from occurring in the future.

Our Compliance Process incorporates the terms of a revised Permanent Injunction and Final Judgment entered on September 14, 2005 (“PIFJ”). The PIFJ, which resulted from investigations by the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the California Attorney General and applies to our California centers, requires compliance with certain clinical practices that are substantially consistent with existing law and our current practices, and imposes staffing requirements and specific training obligations. All California administrators are trained on the requirements of the PIFJ, as required.  The PIFJ also requires us to issue to the State of California annual reports documenting our compliance efforts. A breach of the PIFJ could subject us to substantial monetary penalties.

General Information

Sun Healthcare Group, Inc. was incorporated in Delaware in 1993.  Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100.  We maintain

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

a website at www.sunh.com.  Through the “About Our Company,” “Investor Information” and “Securities and Exchange Commission (“SEC”) Filings” links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the SEC, each of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).

Item 1A. Risk Factors

Information provided in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of changes in government reimbursement programs, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and elsewhere herein.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

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

Our business depends on reimbursement under federal and state programs, and legislation or regulatory action may reduce or otherwise adversely affect the amount of reimbursements.

Our revenues are heavily dependent on payments under federal and state government programs. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these initiatives, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, greater state flexibility and additional operational requirements, could adversely affect us. In addition, we incur considerable administrative costs in monitoring the changes made within the program, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs. Also, different interpretations or enforcement of existing, new or amended laws and regulations could result in changes in our operations requiring capital expenditures and additional operating expenses. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. Any resulting impact of legislation may have an adverse effect on our financial condition, results of operations and cash flows. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues from Medicare, Medicaid and Other Sources.”

Our business is subject to reviews, audits and investigations under federal and state programs, which could adversely impact our revenues and operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We are subject to review or audit by federal and state governmental agencies to verify compliance with the requirements of the Medicare and Medicaid programs and other federal and state programs.   Private payors also may have the right by contract to review or audit our files.  Such an investigation could result in our paying back amounts that we have been paid pursuant to these programs; our paying fines or penalties; the suspension of our ability to collect payment for new residents to a skilled nursing center; exclusion of a skilled nursing center from participation in one or more governmental programs; revocation of a license to operate a skilled nursing center; or loss of a contract with a private payor.

Possible changes in the case mix of residents and patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amount of our revenues are determined by a number of factors, including the licensed bed capacity and occupancy rates of our inpatient centers, the mix of residents and patients and the rates of reimbursement among payors. Likewise, services provided by our ancillary businesses vary based upon payor and payment methodologies. Changes in the case mix of the residents and patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. In particular, any significant decrease in our population of high-acuity residents and patients or any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flows, especially if states operating Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

We are subject to a number of lawsuits and rely primarily on self-funded insurance programs for general and professional liability claims against us.

Skilled nursing center operators, including our inpatient services subsidiaries, are subject to lawsuits seeking to hold them liable for alleged negligent or other wrongful conduct of employees that allegedly result in injury or death to residents of the centers. We currently have numerous patient care lawsuits pending against us, as well as other types of lawsuits, many of which relate to centers that we no longer operate. Adverse determinations in legal proceedings or any governmental investigations that could lead to lawsuits, whether currently asserted or arising in the future, and any adverse publicity arising therefrom, could have a material adverse effect on our business reputation, financial position, results of operations or cash flows.

We self-insure for the majority of our insurable risks, primarily for general and professional liabilities, but also for workers’ compensation liabilities and employee health insurance liabilities, through the use of self-insurance or self-funded insurance policies, which vary by the states in which we operate. Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims, which amounts we are responsible for funding, and we have maintained excess insurance policies for claims above those amounts. Since January 1, 2004, we have had self-funded policies for $5.0 million per claim. There is a risk that the amounts funded to our programs of self-insurance and future cash flows may not be sufficient to respond to all claims asserted under those programs.

At December 31, 2007 and 2006, we had recorded reserves of $86.3 million and $75.1 million, respectively, for general and professional liabilities, but we had only pre-funded $3.7 million and $4.3 million, respectively, for such claims. We cannot assure you that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, the coverage limits provided by our excess insurance policies could have a material adverse effect upon us. Furthermore, we cannot assure you that we will be able to obtain additional adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Our operations are extensively regulated and adverse determinations against us could result in severe penalties, including loss of licensure and decertification.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

In the ordinary course of business, we are continuously subject to a wide variety of federal, state and local laws and regulations and to state and federal regulatory scrutiny, supervision and control in various areas, including referral of patients, false claims under Medicare and Medicaid, health and safety laws, environmental laws and the protection of health information. Such regulatory scrutiny often includes inquiries, civil and criminal investigations, examinations, audits, site visits and surveys, some of which are non-routine. See Item 1 – “Business—Federal and State Regulatory Oversight” and Item 3 — “Legal Proceedings.” If we are found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief or corporate settlement agreements with federal, state or local authorities, and reimbursement authorities could also seek our suspension or exclusion from participation in their program. The exclusion of centers from participating in Medicare or Medicaid could have a material adverse effect on our financial position, results of operations and cash flows.

Our business is dependent on referral sources, which have no obligation to refer residents and patients to our skilled nursing centers.

We rely on referrals from physicians, hospitals and other healthcare providers to provide our skilled nursing centers with our patient population.  These referral sources are not obligated to refer business to us and may refer business to other long term care providers.  If we fail to maintain our existing referral sources or fail to develop new relationships, our patient population, payor mix, revenue and profitability could be adversely affected.

Providers of commercial insurance and other nongovernmental payors are increasingly seeking to control costs, which efforts could negatively impact our revenues.

Private insurers are seeking to control healthcare costs through direct contracts with healthcare providers, and reviews of the propriety of, and charges for, services provided. These private payors are increasingly demanding discounted fee structures.  These cost control efforts could have a material adverse effect on our financial position, results of operations and cash flows.

We continue to seek acquisitions and other strategic opportunities that may require a significant amount of management resources and costs.

We continue to seek acquisitions and other strategic opportunities. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations.  In addition, we may incur significant costs in connection with seeking acquisitions regardless of whether the acquisition is completed.

We may not be able to realize the potential benefits of our acquisitions, which could cause our business to suffer.

We may never realize the potential benefits of our acquisitions, such as the acquisition of Harborside. The integration of operations, such as Harborside’s operations, with our operations requires significant attention from management and can impose substantial demands on our operational and financial resources, possibly reducing management’s ability to focus on other operations or other projects. Any delays or increased costs of combining such operations could adversely affect our operations, financial results and liquidity.

We face national, regional and local competition.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The healthcare industry is highly competitive and subject to continual changes in the method by which services are provided and the types of companies providing services. Our nursing centers compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand our operations or make acquisitions.

Some states require healthcare providers (including skilled nursing centers, hospices and assisted living centers) to obtain prior approval, in the form of a CON, for the purchase, construction or expansion of healthcare centers; capital expenditures exceeding a prescribed amount; or changes in services or bed capacity. To the extent that we are required to obtain a CON or other similar approvals to expand our operations, either by acquiring centers or other companies or expanding or providing new services or other changes, our expansion could be adversely affected by our failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals. We cannot make any assurances that we will be able to obtain CON approval for any future projects requiring this approval.

We may be unable to reduce costs to offset completely any decreases in our revenues.

Reduced levels of occupancy in our long-term care centers and reductions in reimbursements from Medicare and Medicaid would adversely impact our cash flow and revenues. Fluctuation in our occupancy levels may become more common as we increase our emphasis on patients with shorter stays but higher acuities. If we are unable to put in place corresponding adjustments in costs in response to declines in census or other revenue shortfalls, we would be unable to prevent future decreases in earnings.  Our centers are able to reduce some of their costs as occupancy decreases, although the decrease in costs will in most cases be less than the decrease in revenues.  However, our centers are not able to reduce their costs of providing care upon a decrease in reimbursement revenues from federal and state programs.

We continue to be affected by an industry-wide shortage of qualified center care-provider personnel and increasing labor costs.

We, and other providers in the long-term care industry, have had and continue to have difficulties in retaining qualified personnel to staff our long-term care centers, particularly nurses, and in such situations we may be required to use temporary employment agencies to provide additional personnel. The labor costs are generally higher for temporary employees than for full-time employees. In addition, many states in which we operate have increased minimum staffing standards. As minimum staffing standards are increased, we may be required to retain additional staffing. In addition, in recent years we have experienced increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in our long-term and sub-acute care centers.

A similar situation exists in the rehabilitation therapy industry. We, and other providers, have had and continue to have difficulties in hiring a sufficient number of rehabilitation therapists. Under these circumstances, we, and others in this industry, have been required to offer higher compensation to attract and retain these personnel, and we have been forced to rely on independent contractors, at higher costs, to fulfill our contractual commitments with our customers. Existing contractual commitments, regulatory limitations and the market for these services have made it difficult for us to pass through these increased costs to our customers.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Delays in collection of our accounts receivable could adversely affect our cash flows and financial condition.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors.  Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our cash flows and ultimately our financial condition.

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

We have incurred a significant amount of indebtedness in connection with the Harborside acquisition and other acquisition activities, which indebtedness could adversely affect our financial condition and restrict our activities.

As of December 31, 2007, we had indebtedness of approximately $729.3 million (in addition to a $50.0 million revolving credit facility for working capital and general corporate purposes, and a $70.0 million letter of credit facility), which includes $49.4 million of debt for variable interest entities (see Note 10 – “Variable Interest Entities”).  Our indebtedness could have important consequences, such as requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt, limiting our ability to fund, and potentially increasing the cost of funding, working capital, capital expenditures, acquisitions and other general corporate requirements and making us more vulnerable to general adverse economic and industry conditions. In addition, the indenture governing our senior subordinated notes and our senior secured credit facilities contains restrictions on our ability to, among other things, make acquisitions, other investments and capital expenditures.

To the extent that we require additional debt financing in the future, such financing will likely have less favorable terms than our current debt financing.

In the ordinary course of business, mortgages on our centers may become due and payable by their terms and we would seek to refinance such mortgages.  There can be no assurance that we would be able to obtain such refinancing on terms as favorable as our current financing.  In addition, the terms of the indenture governing our senior subordinated notes and our senior secured credit facilities permit us to incur additional indebtedness, subject to certain restrictions.  Accordingly, we could incur significant additional indebtedness in the future and there can be no assurance that we would be able to obtain such financing on terms as favorable as our current financing.

We do not expect to pay any dividends for the foreseeable future.

We are currently prohibited by the terms of our senior credit facilities from paying dividends to holders of our common stock, and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

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

We lease a significant amount of our centers.

We face risks because of the number of centers that we lease.  We currently lease 131 of our 213 inpatient centers.  Our high percentage of leased centers limits our control over the centers, could hinder our ability to modify centers to meet changing customer needs, limits our ability to directly control occupancy costs and limits our ability to exit markets.  Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease.  Termination of any of our leases could harm our results of operations and, as with default under any of our indebtedness, could have a material adverse impact on our liquidity.  Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all.  Moreover, if some centers should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations.  We could incur special charges relating to the closing of such centers including lease termination costs, impairment charges and other special charges that would reduce our profits.

Natural disasters and other adverse events may harm our centers and residents.

Our centers and residents may suffer harm as a result of natural or other causes, such as storms, earthquakes, floods, fires and other conditions.  Such events can disrupt our operations, negatively affect our revenues and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

increase our costs.   For example, ten of our inpatient centers are in Florida, which is prone to hurricanes, and 15 of our centers and our executive offices are in California, which is prone to earthquakes.

Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act.  See Item 9A – “Controls and Procedures.”  Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities, either of which could result in a decline in the price of our common stock.

In February 2007, our management determined that our financial reporting controls as they related to lease accounting were not effective for the year ended December 31, 2006.   Accordingly, management determined that this control deficiency constituted, by definition, a material weakness in our internal control over financial reporting.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Although we have taken steps to remediate the material weakness, we cannot assure you that this or other control deficiencies will not result in a misstatement in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Inpatient Services

As of December 31, 2007, our subsidiaries operated 213 long-term care, sub-acute care, assisted living and independent living centers. The 213 centers are comprised of 131 properties that are leased and 82 properties that are owned. We hold options to acquire, at fair value or at a set purchase price, ownership of 38 of the centers that we currently lease, of which options on 16 centers are exercisable or will become exercisable by December 31, 2010. Administrative office space was leased for our inpatient segment in six locations in five states and for our hospice operations we leased office space for administrative purposes in eight locations in five states.  We generally consider our properties to be in good operating condition and suitable for the purposes for which they are being used. Our centers that are leased are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. Our centers that are owned are subject to mortgage financing. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term.

In addition to the inpatient centers described above, we have identified for disposal in 2008 three leased centers with an aggregate of 274 licensed beds. We continue to review our operations to identify centers and operations that do not perform at an appropriate level. We also disposed of three inpatient centers in 2007.

Our aggregate occupancy percentage for all of our long-term care, sub-acute care and assisted living centers was 89.3% for the year ended December 31, 2007. Our occupancy was 88.3% and 90.8% for the years ended December 31, 2006 and 2005, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated (beds of acquired centers are included in the computation following the date of acquisition only). However, we believe

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a center. Other factors that may impact the performance of a center include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

The following table sets forth certain information concerning the 213 centers in our continuing operations as of December 31, 2007, which consisted of 190 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers. The table does not include data for the three centers that we expect to sell in 2008.

			Number of Beds/Units(1)
	Total
	Number of	Total			Independent
	Licensed	Number of	Skilled	Assisted	and Senior	Mental
State	Beds/Units(1)	Centers	Nursing	Living	Living	Health
Ohio	2,389	17	2,389	-	-	-
Massachusetts	1,910	19	1,853	57	-	-
Kentucky	1,871	20	1,803	-	68	-
New Hampshire	1,605	15	1,402	203	-	-
Oklahoma	1,583	12	1,440	83	-	60
Connecticut	1,399	10	1,350	49	-	-
California	1,331	15	858	-	-	473
Colorado	1,276	9	1,179	-	97	-
Idaho	1,136	10	1,114	-	-	22
Florida	1,120	9	1,120	-	-	-
New Mexico	1,065	12	1,065	-	-	-
Georgia	1,034	9	1,002	32	-	-
North Carolina	974	8	974	-	-	-
Tennessee	919	9	919	-	-	-
Alabama	783	7	783	-	-	-
West Virginia	739	7	739	-	-	-
Montana	650	5	538	112	-	-
Washington	549	6	513	36	-	-
Maryland	460	3	460	-	-	-
Indiana	328	3	328	-	-	-
Rhode Island	267	2	267	-	-	-
Utah	231	3	204	27	-	-
New Jersey	176	1	176	-	-	-
Arizona	161	1	161	-	-	-
Wyoming	46	1	46	-	-	-
Total	24,002	213	22,683	599	165	555

(1)
“Licensed Beds” refers to the number of beds for which a license has been issued, which may vary in  some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 213 centers were 23,189.

Rehabilitation Therapy Services

As of December 31, 2007, we leased 26 office spaces and patient care delivery sites in 13 states to operate our rehabilitation therapy businesses.

Medical Staffing Services

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

As of December 31, 2007, we leased 31 office spaces in 18 states to operate our medical staffing business.

Corporate

We lease our executive offices in Irvine, California. We also own three corporate office buildings and lease office space in a fourth building in Albuquerque, New Mexico.

Item 3.  Legal Proceedings

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. It is our understanding that Harborside’s involvement relates to its Medicare billings for durable medical equipment. Although the complaint remains under seal pending completion of the DOJ’s investigation, it is our understanding that neither Sun Healthcare Group, Inc. nor any of its other subsidiaries is a defendant in this litigation.  We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion.  Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations, financial condition or cash flows.

On September 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which two subsidiaries of American International Group (“AIG”) are parties. The action seeks, among other things, a determination that the AIG subsidiary that was the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy. That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy. If we prevail in this action, such a judicial determination could result in an award of monetary damages to us and could eliminate a portion of our self-insured liabilities for general and professional liability claims. We can give no assurances that we will in fact prevail and, accordingly, our financial statements reflect no positive adjustment for the drop down of the excess/umbrella coverage asserted in this litigation. Trial of this matter is currently scheduled to commence in January 2009.

We are a party to various other legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our centers and claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations and financial condition. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

We operate in an industry that is extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is found by a court of competent jurisdiction to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our operations, financial position and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock trades under the symbol “SUNH” on The NASDAQ Global Select Market. The following table shows the high and low sale prices for the common stock as reported by The NASDAQ Global Select Market for the periods indicated. These prices do not include retail markups, markdowns or commissions.

	High	Low
2007
Fourth Quarter	$17.99	$14.83
Third Quarter	$16.95	$13.33
Second Quarter	$15.20	$11.93
First Quarter	$14.17	$11.74

2006
Fourth Quarter	$14.00	$9.79
Third Quarter	$11.83	$7.69
Second Quarter	$10.01	$7.38
First Quarter	$7.99	$6.05

     There were approximately 4,701 holders of record of our common stock as of March 5, 2008. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our senior credit facilities prohibit us from paying any dividends or making any distributions to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors deems relevant.

STOCK PRICE PERFORMANCE GRAPH

     Our common stock began trading on April 2, 2002 under the symbol SUHG.OB.  On March 10, 2004, our common stock was listed on The NASDAQ Global Select Market under the symbol SUNH.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2002 through December 31, 2007 on an investment of $100 in (i) Sun’s common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Long-Term Care Index. Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Sun Healthcare Group, Inc.	$100.00	$715.83	$662.66	$475.54	$908.63	$1,235.25
Long-Term Care Index	100.00	203.84	220.08	264.88	325.72	263.11
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87

The above performance graph shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document so filed.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 6.  Selected Financial Data

     The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements.  The financial data set forth below should be read in connection with Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto (in thousands, except per share data):

	At or For the Year Ended December 31,

	2007 (1)	2006 (2)	2005 (3)	2004 (4)	2003 (5)

Total net revenues	$1,587,307	$1,004,897	$726,826	$664,853	$635,705
Income (loss) before income
taxes and discontinued
operations	45,217	12,178	(3,103)	(1,643)	(41,511)
Income (loss) from
continuing operations	56,675	12,392	(2,317)	(485)	(42,176)
Income (loss) on discontinued
operations	835	14,726	27,078	(18,142)	42,530
Net income (loss)	$57,510	$27,118	$24,761	$(18,627)	$354
Basic earnings per
common and common
equivalent share:
Income (loss) from
continuing operations	$1.34	$0.39	$(0.14)	$(0.03)	$(4.19)
Income (loss) from discontinued
operations	0.02	0.47	1.69	(1.26)	4.23
Net income (loss)	$1.36	$0.86	$1.55	$(1.29)	$0.04
Diluted earnings per common
and common equivalent
share:
Income (loss) from
continuing operations	$1.31	$0.39	$(0.14)	$(0.03)	$(4.19)
Income (loss) from discontinued
operations	0.02	0.46	1.69	(1.25)	4.23
Net income (loss)	$1.33	$0.85	$1.55	$(1.28)	$0.04
Weighted average number of
common and common
equivalent shares:
Basic	42,350	31,638	16,003	14,456	10,050
Diluted	43,390	31,788	16,003	14,548	10,050
Working capital (deficit)	$83,721	$96,245	$(62,786)	$(30,595)	$(57,377)
Total assets	$1,373,826	$621,423	$512,306	$313,153	$300,398
Long-term debt, including current
portion	$727,569	$172,975	$186,575	$107,182	$78,514
Capital leases, including current
portion	$1,699	$1,190	$11,204	$-	$364
Stockholders' equity (deficit)	$246,256	$144,133	$(2,895)	$(123,380)	$(166,398)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)
Results for the year ended December 31, 2007 include the revenues and expenses of the Harborside centers since the April 1, 2007 effective date of our acquisition (see Note 7 – “Acquisitions”), a release of $30.7 million of deferred tax valuation allowance, a reduction of $8.6 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a charge of $3.2 million related to the early extinguishment of debt.

(2)
Results for the year ended December 31, 2006 include a full year of revenues and expenses of Peak Medical Corporation (“Peak”) acquired in December 2005 (see Note 7 – “Acquisitions”), an $11.7 million release of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see Note 3 – “Significant Accounting Policies”), a net loss on sale of assets of $0.2 million and a $1.0 million charge for the termination of a management contract associated with the acquisition of hospice operations.  Income from discontinued operations of $14.7 million was primarily comprised of: (i) a $6.8 million gain from the sale of our home health operations in the fourth quarter of 2006, (ii) a net $6.0 million reduction of reserves for self-insurance for general and professional liabilities and workers’ compensation for prior years on divested centers, (iii) a $4.2 million non-cash gain primarily related to the sale in July 2003 of our pharmaceutical services operations, and (iv) a $1.3 million gain on the sale of one of our inpatient centers in fourth quarter of 2006, offset in part by (v) a $3.6 million non-cash charge for closed centers with a continuing rent obligation, (vi) a net $2.0 million gain from divested operations from inpatient services and home health services, (vii) a $0.2 million loss related to the discontinued clinical laboratory and radiology operations, and (viii) a $1.8 million net tax provision for discontinued operations.

(3)
Results for the year ended December 31, 2005 include revenues and expenses of Peak centers acquired in December 2005 for that month (See Note 7 – “Acquisitions”), a $6.8 million release of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, a $1.1 million non-cash charge for acquisition costs related, a net loss on sale of assets of $0.4 million primarily due to a write-down of a property held for sale, a net loss on extinguishment of debt of $0.4 million related to mortgage restructurings.  Income from discontinued operations was $27.1 million due primarily to net reductions of $14.6 million in self-insurance reserves for general and professional liabilities and workers' compensation for prior years on divested centers and an $8.9 million gain from disposal of discontinued operations primarily due to receipt in September 2005 of $7.7 million in cash proceeds from the 2003 sale of our pharmaceutical services operations, pursuant to the terms of the sale agreement.

(4)
Results for the year ended December 31, 2004 include a non-cash charge of $1.0 million representing an impairment to our carrying values of other long-lived assets, a $2.0 million charge related to restructuring, a net loss on sale of assets of $1.5 million mainly due to the write-down of a property held for sale, and a net gain on extinguishment of debt of $3.4 million related to mortgage restructurings, a loss of $12.8 million from discontinued operations and a loss of $5.3 million from disposal of discontinued operations due primarily to the sale of our clinical laboratory and radiology operations located in California and a reserve recorded in connection with the sale of a previously divested segment.

(5)
Results for the year ended December 31, 2003 include a non-cash charge of $2.8 million representing an impairment to our carrying values of lease intangibles and other long-lived assets, a $14.7 million charge related to restructuring, a net gain on sale of assets of $4.2 million mainly due to the sale of land and buildings, a loss of $13.1 million from discontinued operations and a gain of $55.6 million from disposal of discontinued operations due primarily to the sale of our pharmaceutical and software development operations, termination of 126 center lease agreements, sale of one other center and the reductions of the carrying amount of the assets associated with the above described centers, which centers and assets were determined not to be integral to our core business operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report. See Item 1A – “Risk Factors.”

Overview

     Our subsidiaries provide long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. We were engaged in the following three principal business segments during 2007:

-	inpatient services (primarily skilled nursing centers);

-	rehabilitation therapy services; and

-	medical staffing services.

     In February 2002, we emerged from Chapter 11 bankruptcy proceedings pursuant to the terms of our Plan of Reorganization (“Plan of Reorganization”). After the bankruptcy proceedings were concluded, our new management team determined that further significant restructuring of our business was necessary in order to preserve and enhance shareholder value. Our restructuring was substantially completed in December 2004 and involved: (i) the renegotiation of the terms of our leases for skilled nursing centers resulting in an approximate 300 basis point reduction in lease expense as a percentage of net revenues; (ii) the divestiture of 137 poor performing inpatient centers; (iii) the sale of non-core assets, including our pharmacy business; and (iv) the reduction of corporate overhead expense.

     Commencing in 2005, we implemented a business strategy to leverage our existing platform, and in December 2005, we acquired Peak, an Albuquerque, New Mexico-based operator of 56 skilled nursing centers and independent and assisted living residences and a small hospice operation.  In 2006, we continued this strategy by purchasing a hospice company now known as SolAmor Hospice, Inc.  In April 2007, we acquired Harborside, a Boston, Massachusetts-based operator of 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states.  Harborside’s results of operations have been included in the consolidated financial statements since April 1, 2007.

     We believe these acquisitions will provide us with critical mass in new geographic markets, potential synergies from reduction in overhead, improved purchasing discounts and revenue and margin growth opportunities.

     During 2007, we sold our 75% interest in a home health services subsidiary, which we acquired as part of the Harborside acquisition, and we sold our remaining laboratory and radiology business.  In December 2006, we sold a subsidiary that provided skilled home health care, non-skilled home care and pharmacy services.

     We have updated our historical financial statements to reflect the reclassification of two hospitals and one skilled nursing center to assets and liabilities held for sale during the year ended December 31, 2007.  U.S. generally accepted accounting principles require that these operations be reclassified as discontinued operations on a retroactive basis. The financial information in this Annual Report reflects that reclassification for all periods since January 1, 2003.

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

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

	For the Year Ended
Sources of Revenues	December 31, 2007		December 31, 2006		December 31, 2005
	(dollars in thousands)
Consolidated:
Medicaid	$659,862	41.6%	$400,878	39.9%	$285,929	39.3%
Medicare	427,936	27.0	251,003	25.0	167,896	23.1
Private pay and other	499,509	31.4	353,016	35.1	273,001	37.6
Total	$1,587,307	100.0%	$1,004,897	100.0%	$726,826	100.0%

Inpatient Only:
Medicaid	$659,736	47.2%	$400,765	47.8%	$285,816	49.6%
Medicare	419,636	30.0	245,100	29.2	161,168	28.0
Private pay and other	317,578	22.8	192,507	23.0	128,973	22.4
Total	$1,396,950	100.0%	$838,372	100.0%	$575,957	100.0%

Medicare

     Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation’s elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled or those having end-stage renal disease. Medicare is comprised of four related health insurance programs.  Medicare Part A provides for inpatient services including hospital, skilled long-term care, and home healthcare.  Medicare Part B provides for outpatient services including physicians’ services, diagnostic service, durable medical equipment, skilled therapy services and medical supplies.  Medicare Part C is a managed care option (“Medicare Advantage”) for beneficiaries who are entitled to Part A and enrolled in Part B.  Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dually eligible patients.

      Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System (“PPS”) as defined by the Balanced Budget Act of 1997 and subsequently refined in 1999, 2000 and 2005.  PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward. The amount to be paid is determined by classifying each patient into one of 53 Resource Utilization Group (“RUG”) categories that are based upon each patient’s acuity level.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care (“LTC”) centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2007	2006	2005
$390.28	$346.74	$329.93

The Centers for Medicare and Medicaid Services of the Department of Health and Human Services issued a final rule that includes a 3.3% market basket increase effective for the 2008 federal fiscal year which commenced on October 1, 2007. We estimate that the implementation of this market basket increase will increase our revenues by approximately $3.5 million per quarter.

The Balanced Budget Act of 1997 established limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception is currently in place for long term care patients until at least July 1, 2008. In the event that Congress does not extend the exception process, we do not anticipate a material impact on our earnings.

Medicaid

     Medicaid is a state-administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods. Each state in which we operate nursing centers has its own unique Medicaid reimbursement program. State Medicaid programs include systems that will reimburse a nursing center for reasonable costs it incurs in providing care to its patients, based upon cost from a prior base year, adjusted for inflation and per diems based upon patient acuity.

     The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our long-term care centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2007	2006	2005
$160.04	$142.90	$139.82

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

Private Payors

     During the year ended December 31, 2007, we received 31.4% of our revenues from commercial insurance, long-term care centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

Other Reimbursement Matters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Results of Operations

The following table sets forth our historical consolidated income statements and certain percentage relationships for the years ended December 31 (dollars in thousands):

				As a Percentage of Net Revenues
	2007	2006	2005	2007	2006	2005

Total net revenues	$1,587,307	$1,004,897	$726,826	100.0%	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	902,347	582,783	445,837	56.8	58.0	61.4
Self-insurance for workers’ compensation
and general and professional liabilities	45,878	32,271	24,852	2.9	3.2	3.4
General and administrative expenses	64,834	49,856	47,195	4.1	5.0	6.5
Other operating costs	368,488	229,495	153,097	23.2	22.8	21.1
Center rent expense	72,013	52,965	34,458	4.5	5.3	4.7
Depreciation and amortization	31,537	14,708	8,261	2.0	1.5	1.1
Provision for losses on accounts receivable	9,417	10,990	3,153	0.6	1.1	0.4
Interest, net	44,380	18,504	11,802	2.8	1.8	1.6
Other expenses	3,196	1,147	1,274	0.2	0.1	0.2
Income (loss) before income taxes and
discontinued operations	45,217	12,178	(3,103)	2.8	1.2	(0.4)
Income tax benefit	(11,458)	(214)	(786)	(0.7)	-	(0.1)
Income (loss) from continuing operations	56,675	12,392	(2,317)	3.5	1.2	(0.3)
Income from discontinued operations	835	14,726	27,078	0.1	1.5	3.7
Net income	$57,510	$27,118	$24,761	3.6%	2.7%	3.4%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following discussion of the “Year Ended December 31, 2007 Compared to Year Ended December 31, 2006” and “Year Ended December 31, 2006 Compared to Year Ended December 31, 2005” is based on the financial information presented in Note 16 – “Segment Information.”

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

     Total revenue increased $582.4 million, or 58.0%, to $1,587.3 million for the year ended December 31, 2007 from $1,004.9 million for the year ended December 31, 2006.  The increase in revenue was principally the result of the $558.6 million increase in revenue from our Inpatient Services segment, $498.3 million of which was incremental revenue related to the Harborside acquisition.  The remainder of the increase in revenue in 2007 resulted from (1) the $24.3 million increase in revenue from our Medical Staffing segment, $7.5 million of which was attributable to acquisitions, and (2) the $7.8 million increase in revenue from our Rehabilitation Therapy segment.

     Operating salaries and benefits expense, excluding workers’ compensation insurance costs, increased $319.5 million, or 54.8%, to $902.3 million (56.8% of net revenues) for the year ended December 31, 2007 from $582.8 million (58.0% of net revenues) for the year ended December 31, 2006.  Approximately $272.8 million of the increase were incremental costs from the Harborside acquisition. The remaining $46.7 million of the increase principally resulted from wage rate increases.

     Self insurance for workers’ compensation and general and professional liability insurance increased $13.6 million, or 42.1%, to $45.9 million (2.9% of net revenues) for the year ended December 31, 2007 from $32.3 million (3.2% of net revenues) for the year ended December 31, 2006.  Incremental self insurance costs related to acquisitions totaled $12.8 million.  These incremental costs were partially offset by changes in our estimated liabilities from previous years of $8.6 million related to improvement in our self insurance claims costs.

     General and administrative expenses increased $14.9 million, or 30.0%, to $64.8 million (4.1% of net revenues) for the year ended December 31, 2007 from $49.9 million (5.0% of net revenues) for the year ended December 31, 2006.  Incremental general and administrative expenses from the integration of the Harborside acquisition contributed approximately $4.5 million of the increase. The remaining increase of $10.4 million resulted from $1.4 million of stock-based compensation expense recorded pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and $9.0 million of costs incurred for various process improvements and other initiatives.

     Other operating costs increased $139.0 million, or 60.6%, to $368.5 million (23.2% of net revenues) for the year ended December 31, 2007 from $229.5 million (22.8% of net revenues) for the year ended December 31, 2006. Incremental other operating costs from the Harborside acquisition totaled $117.6 million.  The remaining $21.4 million of the increase in other operating costs was principally comprised of (1) cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by our increased revenue, coupled with (2) increases in utilities and provider and real estate taxes.

     Center rent expense increased $19.0 million, or 35.8%, to $72.0 million (4.5% of net revenues) for the year ended December 31, 2007 from $53.0 million (5.3% of net revenues) for the year ended December 31, 2006.  Incremental rent expense, primarily resulting from the Harborside acquisition, contributed $17.6 million of the increase. The remaining increase of $1.4 million was due to normally scheduled rent increases and inflation based rent escalators. Pursuant to Interpretation No. 46 of the Financial Accounting Standards Board, Consolidation of Variable Interest Entities (“FIN No. 46R”), we have eliminated center rent expense of $2.6 million for 2007 paid to (and have consolidated indebtedness of) nine partnerships and limited liability companies (collectively known as “Clipper”), each of which owns one center that we operate in New Hampshire, by reason of their status as variable interest entities (see Note 10 – “Variable Interest Entities”). We

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

expect to eliminate $2.8 million in Clipper rent expense in 2008.

     Depreciation and amortization increased $16.8 million, or 114.3%, to $31.5 million (2.0% of net revenues) for the year ended December 31, 2007 from $14.7 million (1.5% of net revenues) for the year ended December 31, 2006.  The increase was primarily attributable to $12.9 million of additional depreciation related to the Harborside acquisition. The remaining increase of $3.9 million was due primarily to additional capital expenditures incurred for center and information systems improvements in 2007.

     The provision for losses on accounts receivable decreased $1.6 million, or 14.5%, to $9.4 million (0.6% of net revenues) for the year ended December 31, 2007 from $11.0 million (1.1% of net revenues) for the year ended December 31, 2006. Part of the decrease was due to an $0.8 million release of reserves in our Rehabilitation Services segment as a result of strong cash collections, with an additional $0.6 million of the decrease being attributable to a $2.3 million bad debt recovery in our Inpatient Services segment, offset by increases in the reserves from the Harborside acquisition. The remaining decrease of $0.2 million was related to the timing of our collections in our Medical Staffing segment.

     Interest expense increased $25.9 million, or 140.0%, to $44.4 million (2.8% of net revenues) for the year ended December 31, 2007 from $18.5 million (1.8% of net revenues) for the year ended December 31, 2006, principally due to the indebtedness we incurred and assumed in the Harborside acquisition.

The benefit for income taxes increased to $11.5 million for the year ended December 31, 2007 from a benefit of $0.2 million for the year ended December 31, 2006.  The $11.3 million increase includes a benefit of $30.7 million from the reversal of a portion of the valuation allowance on our net deferred tax assets, offset by a provision of $19.4 million related to pre-tax income.

Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), an asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss, capital loss and tax credit carryforwards.  A valuation allowance is to be provided for the net deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Due to our bankruptcy and history of producing tax losses, we maintained a full valuation allowance on our net deferred tax assets until the fourth quarter of 2007.  During the fourth quarter, we re-evaluated the need to continue to maintain a full valuation allowance by considering all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of operating and taxable losses) as required by SFAS No. 109.  This assessment required significant judgment.  In considering future sources of taxable income, we used a two-year period (2008 and 2009) to take into account our short history of pre-tax financial reporting income and taxable income, as well as the inherent limitations and imprecision of projections of future income.

Using our budget for 2008 and projections for 2009, and considering all other items of positive and negative evidence, we determined that it is more likely than not that a portion of our net deferred tax assets will be realized.  Therefore, in addition to recognizing net deferred tax assets of $9.4 million based on current year activity, we reduced our valuation allowance by $77.8 million.  The realization of our net deferred tax assets of $87.2 million is dependent upon achieving our projections of future taxable income, and failure to do so could result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance would result in additional income tax expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        Because of our emergence from bankruptcy on February 28, 2002 (and the resulting implementation of fresh-start accounting), and two significant acquisitions (Peak in 2005 and Harborside in 2007), it was necessary to trace the sources of deferred tax assets and the related valuation allowance to determine the impact of any valuation allowance reversal.  We estimated the deferred tax assets and related valuation allowance associated with fresh-start accounting, purchase accounting, and operations by tracing the activity of the deferred tax assets in each group and taking into consideration the impact of limitations on our net operating loss and tax credit carryforwards imposed by Section 382 of the Internal Revenue Code (as a result of changes of ownership for tax purposes).  In addition, we scheduled out the reversal of these groups of deferred tax assets in the projections of future taxable income to determine how to allocate the amount of valuation allowance (or the amount of valuation allowance to be reversed) among the groups.

Based on this analysis, $43.3 million of the $77.8 million reduction in our valuation allowance related to the valuation allowance established in fresh-start accounting, and reduced intangibles by $2.8 million and increased capital in excess of par value by $40.5 million; $3.8 million related to the valuation allowance established in purchase accounting and decreased goodwill; and the remaining $30.7 million reduced our provision for income taxes.

We believe that it is still necessary to have a valuation allowance on a portion of our net deferred tax assets.  However, if we determine that sufficient positive evidence exists in future periods to enable us to reverse part or all of the remaining valuation allowance of $132.9 million as of December 31, 2007, then a portion of such reversal (up to $55.9 million) would increase capital in excess of par value and a portion (up to $77.0 million) would reduce the provision for income taxes.

Segment information

The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (in thousands):

	2007		2006		2005
Inpatient Services	$1,396,949	88.0%	$838,372	83.4%	$575,957	79.3%
Rehabilitation Therapy Services	127,056	8.0	119,286	11.9	116,626	16.0
Medical Staffing Services	111,232	7.0	86,864	8.6	71,147	9.8
Corporate	77	0.0	36	0.0	661	0.1
Intersegment eliminations	(48,007)	(3.0)	(39,661)	(3.9)	(37,565)	(5.2)
Total net revenues	$1,587,307	100.0%	$1,004,897	100.0%	$726,826	100.0%

     Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients or third party payors for therapy, medical staffing and laboratory and radiology provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2007	2006	2005
Inpatient Services	$-	$-	$-
Rehabilitation Therapy Services	44,857	38,663	36,952
Medical Staffing Services	3,150	998	613
Corporate and Other	-	-	-
Total affiliated revenue	$48,007	$39,661	$37,565

     The following table sets forth the amount of net segment income (loss) for the following years ended December 31 (in thousands):

	2007	2006	2005
Inpatient Services	$134,472	$60,213	$41,013
Rehabilitation Therapy Services	7,753	3,038	4,185
Medical Staffing Services	8,221	6,981	4,907
Net segment income before Corporate	150,446	70,232	50,105
Corporate	(102,033)	(56,907)	(52,342)
Net segment income (loss)	$48,413	$13,325	$(2,237)

Inpatient Services.  Net revenues increased $558.6 million, or 66.6%, to $1,397.0 million for the year ended December 31, 2007 from $838.4 million for the year ended December 31, 2006. The addition of Harborside contributed $498.3 million of the increase in net revenues.  The remaining increase of $60.3 million in net revenues on a same store basis was primarily the result of:

-
an increase of $23.3 million in Medicare revenues driven by an increase in Medicare Part A rates and an increase in Medicare Part B revenues, which drove $20.5 million and $2.8 million of the increase, respectively;

-	an increase of $20.2 million in Medicaid revenues primarily due to improved rates;

-	a $12.4 million increase in revenues from private sources due to higher rates, which caused $7.7 million of the increase, and a higher customer base, which drove $4.7 million of the increase;

-	an $11.0 million increase in managed and commercial insurance revenues driven by a higher customer base and higher rates, which caused $7.8 million and $3.2 million of the increase, respectively; and

-	an increase of $3.2 million in hospice revenues;

offset by

-	a $7.9 million decrease in Medicaid revenues due to a lower customer base; and

-	a $2.4 million decrease in Medicare revenues also due to a lower customer base.

     Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $298.1 million, or 72.2%, to $710.7 million for the year ended December 31, 2007 from $412.6 million for the year ended December 31, 2006. Approximately $266.3 million of the increase was due to the addition of Harborside. The remaining increase of $31.8 million was primarily due to:

-	increases in compensation and related benefits and taxes of $29.2 million to remain competitive in local markets; and

-	an increase of $2.6 million in overtime expenses.

     Self-insurance for workers’ compensation and general and professional liability insurance increased $12.3 million, or 41.4%, to $42.0 million for the year ended December 31, 2007 as compared to $29.7 million for the year ended December 31, 2006.  The addition of Harborside contributed $12.8 million of the increase.  There was a $0.5 million decrease in same store operations related to:

-	a $0.8 million decrease related to general and professional liability insurance costs primarily related to fewer than expected claims and more favorable claim settlements;

offset by

-	a $0.3 million increase related to workers’ compensation costs primarily related to a decrease in prior period reserve adjustments.

     Other operating costs increased $129.6 million, or 56.5%, to $359.0 million for the year ended December 31, 2007, from $229.4 million for the year ended December 31, 2006.  Excluding the impact of Harborside, which contributed $117.6 million of the increase, the remaining $12.0 million increase was primarily due to:

-	a $10.5 million increase in therapy, pharmacy, medical supplies and equipment rental expense attributable to the increase in our skilled patient mix;

-	a $0.9 million increase in repairs and maintenance for the centers and information systems;

-	a $0.8 million increase in utility expense primarily due to higher telecom, garbage and electricity costs;

-	a $0.8 million increase in provider tax expense;

-	a $0.6 million increase in legal fees;

-	a $0.5 million increase in dues and subscriptions; and

-	a $0.4 million net increase in other operating expenses including medical director fees and nutritional consultants;

offset by

-	a $2.5 million decrease in contract nursing labor.

     General and administrative expenses increased $13.2 million, or 70.2%, to $32.0 million for the year ended December 31, 2007 from $18.8 million for the year ended December 31, 2006.  The addition of the Harborside operations contributed $8.0 million of the increase with the remaining $5.2 million increase due to higher salaries, benefits and travel costs from the strategic addition of clinical reimbursement staff to grow revenue related to same store operations.

     The provision for losses on accounts receivable decreased $0.6 million, or 5.7%, to $10.0 million for the year ended December 31, 2007, from $10.6 million for year ended December 31, 2006, despite the addition of $5.1 million for the Harborside centers.  Same store operations had a decrease in provision of $5.7 million resulting, in part, from a $2.3 million recovery of bad debt.  In 2006 there was a non-recurring additional provision of $2.8 million recorded for the Peak centers which contributed to the favorable year over year comparison.

     Center rent expense of $70.9 million for the year ended December 31, 2007 increased $19.0 million, or 36.6%, compared to $51.9 million the year ended December 31, 2006, primarily due to the addition of the Harborside centers which caused $17.6 million of the increase.  The remaining increase of $1.4 million was due to normally scheduled rent increases. Pursuant to FIN No. 46(R), we have eliminated center rent expense of $2.6 million for 2007 paid to (and have consolidated indebtedness of) the Clipper entities by reason of their status as

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

variable interest entities (see Note 10 – “Variable Interest Entities”). We expect to eliminate $2.8 million in Clipper rent expense in 2008.

     Depreciation and amortization increased $14.6 million, or 124.8%, to $26.3 million for the year ended December 31, 2007, from $11.7 million for the year ended December 31, 2006. The increase was primarily due to the addition of the Harborside centers, which accounted for $12.9 million of the increase.  The Harborside depreciation and amortization includes the finalization of the property and equipment valuation that was completed in the fourth quarter.  The remaining increase of $1.7 million was primarily due to additional capital expenditures incurred for center improvements in 2007.

Net interest expense for the year ended December 31, 2007 was $11.5 million as compared to $13.4 million for the year ended December 31, 2006.  The decrease of $1.9 million was due to the paydown of debt that was outstanding at December 31, 2006.

Rehabilitation Therapy Services.  Total revenues increased $7.8 million, or 6.5%, to $127.1 million for the year ended December 31, 2007, from $119.3 million for the year ended December 31, 2006.  Of the $7.8 million increase in total revenues, affiliated revenues increased $6.2 million and nonaffiliated revenues increased $1.6 million. The addition of 18 affiliated contracts in Kentucky, gained by way of the Harborside acquisition, drove $2.6 million of the affiliated revenue increase. Service volume growth drove the remainder of the increase in affiliated revenues.  The nominal increase in nonaffiliated revenues was due primarily to the impact of terminated contracts resulting from the portfolio review described below, mitigated by new contracts (net positive change in contract count), rate increases in existing business and growth of an emerging business segment. Since mid-2006, we have undertaken an initiative to review our portfolio of existing business and exit those contracts where we were unable to renegotiate rates sufficient to support the current labor market.

     Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $5.5 million, or 5.5%, to $106.2 million for the year ended December 31, 2007 from $100.7 million for the year ended December 31, 2006. The increase was primarily due to an average increase of 5.4% in therapy wage rates and to service volume growth discussed above. These increases were offset somewhat by a decrease in health insurance costs of $0.9 million.

     Self-insurance for workers’ compensation and general and professional liability expenses increased $0.4 million, or 28.6%, to $1.8 million for the year ended December 31, 2007, from $1.4 million for the year ended December 31, 2006. The increase was due to an increase in workers’ compensation claims expense.

     General and administrative expenses decreased $1.7 million, or 25.4%, to $5.0 million for the year ended December 31, 2007 from $6.7 million for the year ended December 31, 2006.  The decrease was the result of a prior year restructuring initiative. The prior year restructuring initiative involved the review of our existing business portfolio in order to identify and exit rehabilitation service contracts where we were unable to renegotiate rates sufficient to support the current labor market.

     Other operating costs, including contract labor expenses, decreased $0.5 million, or 7.4%, to $6.3 million for the year ended December 31, 2007 from $6.8 million for the year ended December 31, 2006. The decrease was primarily due to decreases in contract therapy and other direct contract expenses in relation to the termination of contracts discussed above.

Provision for losses on accounts receivable decreased $0.8 million to an adjustment of ($0.7) million for the year ended December 31, 2007 from $0.1 million for the year ended December 31, 2006.  The decrease was due to strong cash collections.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Depreciation expense increased $0.2 million, or 66.7%, to $0.5 million for the year ended December 31, 2007 from $0.3 million for the year ended December 31, 2006. The increase in expense was primarily due to the completion of an initiative to replace obsolete computer equipment in designated contract centers.

Medical Staffing Services.  Total revenues from Medical Staffing Services increased $24.3 million, or 28.0%, to $111.2 million for the year ended December 31, 2007 from $86.9 million for the year ended December 31, 2006. The increase in revenues was primarily the result of:

-	$7.5 million resulting from the acquisition of a medical staffing company in the Harborside acquisition in April 2007;

-	$16.0 million attributable to an increase of approximately 276,000 billable hours (a 20.2% increase in billable hours);

-	$1.0 million attributable to the bill rate increase of 1.3%;

-	an increase in provision of medical staffing to schools of $1.8 million; and

-	an increase in Locum Tenens (physician placement) business of $0.9 million;

offset by

-	$3.4 million due to nursing offices permanently closed in 2006.

     Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $15.9 million, or 22.9%, to $85.4 million for the year ended December 31, 2007 from $69.5 million for the year ended December 31, 2006. Of the $15.9 million increase, $7.9 million was directly attributable to the increase in billable hours and $6.5 million was derived from the acquisition mentioned above, with the remainder being due to the permanently closed offices.

Other operating costs increased $6.2 million, or 124.0%, to $11.2 million for the year ended December 31, 2007 from $5.0 million for the year ended December 31, 2006. The increase was primarily attributable to $3.6 million in various administrative expenses related to travel and meal stipends and a $1.4 million increase in physician placement fees related to Locum Tenens.

Self-insurance for workers’ compensation and general and professional liability expenses increased $0.7 million, or 77.8%, to $1.6 million for the year ended December 31, 2007 from $0.9 million for the year ended December 31, 2006 due to an increase in workers’ compensation claims expense.

    General and administrative expenses, which include regional costs related to the supervision of operations and all other non-direct costs, increased $0.5 million, or 20.0%, to $3.0 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006. The increase resulted primarily from increased expenses related to health insurance, compensation plans and recruitment materials.

     Corporate.  General and administrative costs not directly attributed to operating segments increased $14.9 million, or 29.9%, to $64.8 million for the year ended December 31, 2007 from $49.9 million for the year ended December 31, 2006. The increase was primarily due to the increased compensation largely as a result of recognizing stock-based compensation of $1.4 million recorded pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and $9.0 million of costs incurred for various process improvements and other initiatives.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest expense

Net interest expense not directly attributed to operating segments increased $27.9 million, or 569.4%, to $32.8 million for the year ended December 31, 2007 from $4.9 million for the year ended December 31, 2006. The increase was primarily due to debt incurred and assumed in the Harborside acquisition.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Total revenue increased $278.1 million, or 38.3%, to $1,004.9 million for the year ended December 31, 2006 from $726.8 million for the year ended December 31, 2005.  The increase in revenue was principally the result of the $262.4 million increase in revenue from our Inpatient Services segment, $238.1 million of which was incremental revenue related to the Peak acquisition.  The remainder of the increase in revenue in 2006 resulted from (1) the $15.3 million increase in revenue from our Medical Staffing segment, $9.6 million of which was attributable to acquisitions, and (2) the $0.9 million increase in revenue from our Rehabilitation Therapy segment.

     Operating salaries and benefits expense, excluding workers’ compensation insurance costs, increased $137.0 million, or 30.7%, to $582.8 million (58.0% of net revenues) for the year ended December 31, 2006 from $445.8 million (61.3% of net revenues) for the year ended December 31, 2005.  Approximately $120.0 million of the increase were incremental costs from the Peak acquisition and acquisitions in our Medical Staffing segment. The remaining $17.0 million of the increase principally resulted from wage rate increases.

     Self insurance for workers’ compensation and general and professional liability insurance increased $7.4 million, or 29.7%, to $32.3 million (3.2% of net revenues) for the year ended December 31, 2006 from $24.9 million (3.4% of net revenues) for the year ended December 31, 2005.  Incremental self insurance costs related to acquisitions totaled $12.1 million.  These incremental costs were partially offset by changes in our estimated liabilities from previous years of $4.7 million related to improvement in our self insurance claims costs.

     General and administrative expenses increased $2.7 million, or 5.7%, to $49.9 million (5.0% of net revenues) for the year ended December 31, 2006 from $47.2 million (6.5% of net revenues) for the year ended December 31, 2005. The increase resulted from $1.1 million of stock-based compensation expense recorded with our adoption of SFAS No. 123(R) and $1.6 million of costs incurred for various process improvements and other initiatives.

     Other operating costs increased $76.4 million, or 49.9%, to $229.5 million (22.8% of net revenues) for the year ended December 31, 2006 from $153.1 million (21.1% of net revenues) for the year ended December 31, 2005. Incremental other operating costs from the Peak acquisition totaled $64.1 million.  The remaining $12.3 million of the increase in other operating costs was principally comprised of (1) cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by our increased revenue coupled with (2) increases in utilities and provider and real estate taxes.

     Center rent expense increased $18.5 million, or 53.6%, to $53.0 million (5.3% of net revenues) for the year ended December 31, 2006 from $34.5 million (4.7% of net revenues) for the year ended December 31, 2005.  Incremental rent expense, primarily resulting from the Peak acquisition, contributed $15.0 million of the increase.  In addition, we recognized a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see Note 3 – “Significant Accounting Policies”). The remaining increase of $1.0 million was due to normally scheduled rent increases. Pursuant to FIN No. 46(R), we have eliminated center rent expense of $3.5 million for 2006 paid to (and have consolidated indebtedness of) the Clipper entities, by reason of their status as variable interest entities (see Note 10 – “Variable Interest Entities”).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Depreciation and amortization increased $6.4 million, or 77.1%, to $14.7 million (1.5% of net revenues) for the year ended December 31, 2006 from $8.3 million (1.1% of net revenues) for the year ended December 31, 2005.  The increase was primarily attributable to a $1.4 million cumulative depreciation charge as a result of the finalization of the property and equipment valuation in the third quarter related to the Peak acquisition, in addition to the previously estimated depreciation for the year for the Peak properties, which was an increase of $2.3 million.  The remaining increase of $2.7 million was due primarily to additional capital expenditures incurred for center and information systems improvements in 2006.

     The provision for losses on accounts receivable increased $7.8 million, or 243.8%, to $11.0 million (1.1% of net revenues) for the year ended December 31, 2006 from $3.2 million (0.4% of net revenues) for the year ended December 31, 2005. This increase was partially due to the addition of the Peak centers, which caused $2.7 million of the increase and included a $2.8 million provision for accounts receivable that were determined to be unbillable at the date of the Peak acquisition (see Note 7 – “Acquisitions”).  The remaining increase of $5.1 million was attributable to $4.3 million in increases from our Inpatient Services segment partially driven by a $1.0 million disallowance of previously allowable items under Medicare in our Inpatient Services segment coupled with a $1.4 million increase in the reserves related to the timing of our collections, as well as a $0.8 million increase in our Rehabilitation Therapy Services segment primarily due to collections of previously reserved receivables in 2005.

     Interest expense increased $6.7 million, or 56.8%, to $18.5 million (1.8% of net revenues) for the year ended December 31, 2006 from $11.8 million (1.6% of net revenues) for the year ended December 31, 2005, principally due to the assumption of certain debt from the Peak acquisition combined with an increase in our borrowings on our credit facility during 2006.

Segment information

Inpatient Services.  Net revenues increased $262.4 million, or 45.6%, to $838.4 million for the year ended December 31, 2006 from $576.0 million for the year ended December 31, 2005. The addition of Peak contributed $238.1 million of the increase in net revenues.  The remaining increase of $24.3 million in net revenues on a same store basis was primarily the result of:

-	an increase of $10.9 million in Medicaid revenues due primarily to improved rates of 3.7%;

-	an increase of $7.3 million in Medicare revenues driven by a 4.2% increase in Medicare Part A rates;

-	an additional increase of $6.1 million in Medicare revenues due to an improvement in Medicare patient mix of 53 basis points to 14.5% from 14.0% of total revenues;

-	a $3.5 million increase in commercial insurance revenues; and

-	a $1.3 million increase in management fee revenue;

offset by

-	a $3.2 million decrease in Medicaid revenue caused by a lower customer base due to the improvement in Medicare mix; and

-	a $1.6 million decrease in Medicare part B revenue.

     Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $119.4 million, or 40.7%, to $412.6 million for the year ended December 31, 2006 from $293.2 million for the year ended December 31, 2005. Approximately $112.1 million of the increase was due to the addition of Peak.  The remaining increase of $7.3 million was primarily due to:

-	wage increases and related benefits and taxes of $7.8 million to remain competitive in local markets;

-	an increase of $1.1 million in overtime expenses; and

-	a $0.6 million increase in bonus expense;

offset by

-	a $2.2 million decrease in health insurance costs relative to the prior period due to improved claims experience that occurred in 2005 but did not reoccur in 2006.

     Self-insurance for workers’ compensation and general and professional liability insurance increased $7.9 million, or 36.2%, to $29.7 million for the year ended December 31, 2006 as compared to $21.8 million for the year ended December 31, 2005.  The addition of Peak contributed $12.1 million of the increase, offset by decreases in same store operations of:

-	a $2.8 million decrease related to workers’ compensation costs primarily related to incidents in prior periods; and

-	a $1.4 million decrease related to general and professional liability insurance costs primarily related to incidents in prior periods.

     General and administrative expenses increased $5.3 million, or 39.3%, to $18.8 million for the year ended December 31, 2006 from $13.5 million for the year ended December 31, 2005.  The addition of Peak contributed $3.3 million of the increase.  Approximately $1.6 million of the additional increase was due to higher salaries, benefits, travel and recruiting costs due to the strategic addition of clinical reimbursement staff.  The remaining $0.4 million increase was due to consulting and other administrative costs.

     Other operating costs increased $73.9 million, or 47.5%, to $229.4 million for the year ended December 31, 2006 from $155.5 million for the year ended December 31, 2005.  Excluding the impact of Peak, which contributed $64.1 million of the increase, the remaining $9.8 million increase was primarily due to:

-
a $5.0 million increase in therapy, pharmacy and medical supplies expense attributable to the increase in Medicare patient mix and to a decrease in rebates and discounts, net of savings resulting from more favorable pricing and payment terms with significant vendors ($0.1 million of the savings was attributable to a new agreement, effective as of October 1, 2006, with our institutional pharmacy vendor that resulted in favorable pharmacy pricing);

-	a $1.1 million increase in taxes primarily due to higher provider, real estate and personal property taxes;

-	a $1.5 million increase in contract nursing labor;

-	a $1.0 million increase in utility expense; and

-	a $1.2 million increase in legal fees.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Center rent expense of $51.9 million for the year ended December 31, 2006 increased $18.5 million, or 55.4%, compared to $33.4 million for the year ended December 31, 2005, primarily due to the addition of the Peak centers which caused $15.0 million of the increase.  In addition, we recognized a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see Note 3 – “Significant Accounting Policies”). The remaining increase of $1.0 million was due to normally scheduled rent increases. Pursuant to FIN No. 46(R), we have eliminated center rent expense of $3.5 million for 2006 paid to (and have consolidated indebtedness of) the Clipper entities by reason of their status as variable interest entities (see Note 10 – “Variable Interest Entities”).

     Depreciation and amortization increased $5.0 million, or 74.6%, to $11.7 million for the year ended December 31, 2006 from $6.7 million for the year ended December 31, 2005. The increase was primarily attributable to a $1.4 million cumulative depreciation charge as a result of the finalization of the property and equipment valuation in the third quarter related to the Peak acquisition, in addition to the previously estimated depreciation for the year for the Peak properties, which was an increase of $2.3 million.  The remaining increase of $1.3 million was due primarily to additional capital expenditures incurred for center improvements in 2006.

     The provision for losses on accounts receivable increased $7.0 million, or 194.4%, to $10.6 million for the year ended December 31, 2006 from $3.6 million for year ended December 31, 2005. This increase was partially due to the addition of the Peak centers which caused $2.7 million of the increase and included a $2.8 million provision for accounts receivable that were determined to be unbillable at the date of the Peak acquisition (see Note 7 – “Acquisitions”).  The remaining increase of $4.3 million was partially driven by a $1.0 million disallowance of previously allowable items under Medicare and a $0.4 million increase in revenues and timing of collections.

     Net interest expense for the year ended December 31, 2006 was $13.4 million as compared to $7.3 million for the year ended December 31, 2005.  The increase of $6.1 million, or 83.6%, was due to assumed debt from the addition of the Peak centers.

Rehabilitation Therapy Services.  Total revenues from Rehabilitation Therapy Services increased $2.7 million, or 2.3%, to $119.3 million for the year ended December 31, 2006 from $116.6 million for the year ended December 31, 2005. Of the $2.7 million increase in total revenues, affiliated revenues increased $1.7 million, and nonaffiliated revenues increased $1.0 million. The increase in 2006 of $1.0 million in nonaffiliated revenues was due primarily to growth of existing business, offset by the impact of the Medicare RUG refinement and the reinstatement of the Part B therapy cap in January 2006. The cap reinstatement was only partially ameliorated by the therapy cap exception process, which became generally applicable to many of our patients at the end of March 2006. In addition, an initiative was undertaken in early 2006 to review our portfolio of existing business and exit those contracts where we were unable to renegotiate rates sufficient to support the current labor market.

     Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $4.8 million, or 5.0%, to $100.7 million for the year ended December 31, 2006 from $95.9 million for the year ended December 31, 2005. The increase was due primarily to an average increase of 4.4% in therapy wages and severance pay costs related to the termination of contracts discussed above.

     Self-insurance for workers’ compensation and general and professional liability expenses decreased $0.3 million, or 17.6%, to $1.4 million for the year ended December 31, 2006, from $1.7 million for the year ended December 31, 2005. The decrease was due to a decrease in workers’ compensation claims expense.

     General and administrative expenses decreased $0.7 million, or 9.5%, to $6.7 million for the year ended December 31, 2006 from $7.4 million for the year ended December 31, 2005.  The decrease was primarily due to the restructuring of overhead positions in alignment with the adjusted portfolio discussed above. Our reorganization efforts concentrated primarily on our sales and recruiting functions to better align these functions with our initiative to focus on same store contract growth.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

       Other operating costs, including contract labor expenses, decreased $0.8 million, or 10.5%, to $6.8 million for the year ended December 31, 2006 from $7.6 million for the year ended December 31, 2005. The decrease was primarily due to decreases in contract therapy and other direct contract expenses in relation to the termination of contracts discussed above.

Depreciation expense increased $0.1 million, or 50.0%, to $0.3 million for the year ended December 31, 2006 from $0.2 million for the year ended December 31, 2005. The increase in expense was primarily due to the replacement of obsolete computer equipment.

       The provision for losses on accounts receivable increased $0.8 million, or 114.3%, to $0.1 million for the year ended December 31, 2006 from a credit of $0.7 million for the year ended December 31, 2005. The increase in 2006 was primarily due to collections of previously reserved receivables in 2005.

Medical Staffing Services.  Total revenues from Medical Staffing Services increased $15.8 million, or 22.2%, to $86.9 million for the year ended December 31, 2006 from $71.1 million for the year ended December 31, 2005. The increase in revenues was primarily the result of:

-	$9.6 million resulting from three acquisitions in 2005; and

-	$8.0 million attributable to an increase of approximately 56,000 billable hours, an average 5.1% bill rate increase and an increase in the school business of $1.1 million;

offset by

-	$1.9 million due to offices permanently closed in 2006 due mainly to Hurricane Katrina.

     Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $12.7 million, or 22.4%, to $69.5 million for the year ended December 31, 2006 from $56.8 million for the year ended December 31, 2005. Of the $12.7 million increase, $2.2 million was directly attributable to the increase in billable hours and $7.9 million from the acquisitions mentioned above.  The remaining $2.6 million was attributable to pay rate increases for nurses and therapists.

     General and administrative expenses, which include regional costs related to the supervision of operations and all other non-direct costs, decreased $0.2 million, or 7.4%, to $2.5 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005. The decrease resulted primarily from corporate restructure of overhead and resulting lower administrative expenses.

     Other operating costs increased $0.6 million, or 13.6%, to $5.0 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. The increase was primarily attributable to $0.8 million in various administrative expenses related to travel and meal stipends offset by a $0.2 million decrease in help wanted, education and training and contract labor usage.

     Amortization expense increased $0.3 million, or 150.0%, to $0.5 million for the year ended December 31, 2006 from $0.2 million for the year ended December 31, 2005. The increase resulted primarily from the acquisition of ProCare in August 2005 and two small acquisitions earlier in the year.

     Net interest expense increased $0.1 million, or 100.0%, to $0.2 million for the year ended December 31, 2006 from $0.1 million for the year ended December 31, 2005. The increase resulted primarily from indebtedness incurred as a result of acquisitions in 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Corporate.  General and administrative costs not directly attributed to operating segments increased $2.7 million, or 5.7%, to $49.9 million for the year ended December 31, 2006 from $47.2 million for the year ended December 31, 2005. The increase was primarily due to the increased compensation largely as a result of recognizing stock-based compensation as required by SFAS No. 123(R) of $1.1 million for the year ended December 31, 2006 and $1.6 million of costs incurred in 2006 for various initiatives.

Interest expense

Net interest expense not directly attributed to operating segments increased $0.5 million, or 11.4%, to $4.9 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. The increase was primarily due to an increase in borrowings on our credit facility during 2006.

Liquidity and Capital Resources

     For the year ended and as of December 31, 2007, our net income was $57.5 million and our working capital was $83.7 million. As of December 31, 2007, we had cash and cash equivalents of $55.8 million, $729.3 million in borrowings and $50.0 million available on our line of credit.

In April 2007, we completed the acquisition of Harborside. We acquired all the outstanding stock of Harborside and refinanced or assumed Harborside’s debt. In connection with the acquisition of Harborside, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”).. The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007, of $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), were used to purchase all of the outstanding stock of Harborside for $349.4 million, refinance certain of the debt of Harborside and replace an existing credit facility.

     We believe that our operating cash flows, existing cash reserves and availability for borrowing under our Credit Agreement will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.  We do not depend on cash flows from discontinued operations to provide for future liquidity.

Cash flows

     During the year ended December 31, 2007, net cash provided by operating activities increased by $74.0 million as compared to last year.  This increase was the result of (i) our year-over-year increase in net income of $30.4 million, (ii) our year-over-year increase in working capital changes of $53.8 million and (iii) a $10.2 million decrease in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable, recognition of deferred taxes and a non-recurring loss on the extinguishment of debt.

     For the year ended December 31, 2006, net cash provided by operating activities increased by $18.1 million as compared to last year.  This increase was the result of (i) our year-over-year increase in net income of $2.4 million, (ii) our year-over-year increase in working capital changes of $1.0 million and (iii) a $14.7 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses and the provision for losses on accounts receivable.

    For the year ended December 31, 2005, net cash provided by operating activities increased by $17.9 million as compared to last year.  This increase was the result of (i) our year-over-year increase in net income of $43.4 million, (ii) our year-over-year decrease in working capital changes of $7.9 million and (iii) a $17.5 million decrease in non-cash adjustments to net income, principally related to depreciation and amortization expenses.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Loan Agreements

     On April 12, 2007, we issued $200.0 million aggregate principal amount of the Notes, which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 18 – “Summarized Consolidating Information.”)

On April 19, 2007, we terminated an existing credit facility in conjunction with our entering into a new Credit Agreement in connection with our acquisition of Harborside (see Note 7 – “Acquisition”).  The new Credit Agreement provided for $365.0 million in term loans (of which $349.9 million was outstanding as of December 31, 2007), a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is secured by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.

Acquisitions

Harborside

On April 19, 2007, we acquired Harborside, a privately-held healthcare company based in Boston, Massachusetts that operated 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states, by purchasing all the outstanding Harborside stock for $349.4 million.  In addition to the purchase price paid for Harborside, the former shareholders of Harborside are entitled to a distribution of cash in an amount equal to the future tax benefits realized by us, if any, from the deductibility of specified employee compensation and unamortized debt costs related to Harborside.  Harborside’s results of operations have been included in the consolidated financial statements since April 1, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Peak

On December 9, 2005, we acquired Peak, which operated or managed 56 inpatient centers, in exchange for approximately 8.9 million shares of our common stock. The $164.4 million acquisition cost, which included a fair value of $55.9 million for the common stock we issued and for stock options that we assumed, $95.7 million of assumed indebtedness and $12.8 million in estimated direct transaction costs, was allocated to the assets acquired and liabilities assumed, based on their fair values.

Other Acquisitions

     In August 2006, we completed the purchase of a hospice company, which operated two hospice programs in Oklahoma and which had also managed five of our hospice programs, by acquiring all of its outstanding stock in exchange for approximately $4.6 million.  The purchase price included an allocation of $1.0 million related to the cancellation of the existing management agreement which was expensed in 2006.  The remainder of the purchase price has been allocated to goodwill.

Assets held for sale

As of December 31, 2007, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $0.5 million, primarily consisting of property and equipment, (ii) two hospitals with a net carrying amount of $5.3 million, consisting of $8.5 million in assets, offset in part by $3.2 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.  Disposal is expected to occur in 2008.

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

The two hospitals and one skilled nursing center classified into discontinued operations during 2007 provided net revenues for the years ended December 31, 2007 and 2006 of $44.3 million and $40.7 million, respectively.  Pre-tax income for these centers for the years ended December 31, 2007 and 2006 were $0.5 million and $3.2 million, respectively.

     During the year ended December 31, 2007, we sold our laboratory and radiology operations for $3.2 million. We also sold a skilled nursing center for $4.9 million during the first quarter of 2007. In October 2007, we sold our 75% interest in a home health services subsidiary, which we acquired as part of the Harborside acquisition, for $1.6 million.

     During the year ended December 31, 2006, we sold our home healthcare services subsidiary for a purchase price of $19.3 million.  We also sold a skilled nursing center for $1.6 million in cash.

During the year ended December 31, 2005, we sold one nursing facility for $1.0 million in cash, and land and a building for $0.8 million. On November 4, 2005, we sold our mobile and radiology services operations located in Arizona and Colorado.

Capital expenditures

     We incurred total net capital expenditures related primarily to improvements at centers, as reflected in the segment reporting, of $33.5 million, $22.2 million and $17.4 million for the years ended December 31, 2007, 2006

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

and 2005, respectively, which included capital expenditures for discontinued operations of $0.4 million, $1.6 million and $2.6 million, respectively. We had construction commitments as of December 31, 2007 under various contracts of $7.7 million related to improvements at centers. We expect to incur approximately $45.0 million to $50.0 million in capital expenditures during 2008, related primarily to improvements at existing centers and information system upgrades.

Obligations and Commitments

     The following table provides information about our contractual obligations and commitments in future years as of December 31, 2007 (in thousands):
	Payments Due by Period
							After
	Total	2008	2009	2010	2011	2012	2012
Contractual Obligations:
Debt, including interest
payments(1)(2)	$1,116,547	$80,134	$60,978	$64,677	$66,152	$72,259	$772,347
Capital leases (3)	2,002	1,012	527	237	172	54	-
Construction commitments	7,730	7,730	-	-	-	-	-
Purchase obligations	174,606	67,940	68,286	38,380	-	-	-
Operating leases (5)	571,560	81,557	73,436	71,644	68,666	62,099	214,158
Other long-term liabilities (4)	7,305	2,035	2,035	3,235	-	-	-

Total	$1,879,750	$240,408	$205,262	$178,173	$134,990	$134,412	$986,505

	Amount of Commitment Expiration Per Period
	Total
	Amounts						After
	Committed	2008	2009	2010	2011	2012	2012
Other Commercial Commitments:
Letters of credit	$62,158	$62,158	$-	$-	$-	$-	$-

Total	$62,158	$62,158	$-	$-	$-	$-	$-

(1)
Debt includes principal payments and interest payments through the maturity dates. Total interest on debt, based on contractual rates, is $389.7 million, of which $130.8 million is attributable to variable interest rates determined using the weighted average method.

(2)	Includes $49.4 million of debt related to Clipper, of which $27.2 million is interest. (See Note 10 – “Variable Interest Entities”.)
(3)	Includes principal payments and interest of $0.3 million.
(4)
The Clipper agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire up to 100 percent of the ownership of the Clipper entities for an aggregate remaining amount of $7.7 million, of which $2.1 million is recorded in other accrued liabilities in our consolidated balance sheet. The agreement also provides the owners of those entities the right to require us to purchase those ownership interests at the above described times and option prices. (See Note 10 – “Variable Interest Entities”.)

(5)	Some of our operating leases also have contingent rentals, primarily related to inflation.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Net revenues.  Net revenues consist of long-term and subacute care revenues, rehabilitation therapy revenues, and medical staffing services revenues. Net revenues are recognized as services are provided. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations, when determined.

     Accounts receivable and related allowance.  Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care centers that we operate are the Medicare program and the various state Medicaid programs. The rehabilitation therapy service operations provide services to patients in nonaffiliated long-term, rehabilitation and acute care centers. The billings for those services are submitted to the nonaffiliated centers. Many of the nonaffiliated long-term care centers receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

     Estimated provisions for losses on accounts receivable are recorded each period as an expense in the income statement.  In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions.  Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.  In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a semi-annual basis.

     The allowance for doubtful accounts related to centers that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance is adjusted as appropriate. As of December 31, 2007, accounts receivable for divested operations were fully reserved.

     Insurance.  We self-insure for certain insurable risks, including general and professional liabilities, workers' compensation liabilities and employee health insurance liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. An independent actuarial analysis is prepared twice a year to determine the adequacy of the self-insurance obligations booked as liabilities in our financial statements. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform detailed actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers compensation reserves and general and professional liability reserves.  For both the workers compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Ferguson methods.  The foundation for each of these methods is our actual historical reported and/or paid loss data. In cases where our historical data is not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods is an estimate of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported.   These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense is determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2007, we determined that the previous estimates for workers compensation reserves for accident years prior to 2007 were overstated, based on currently available information, by $3.5 million or approximately 7.3%.  Of that amount, $2.0 million related to continuing operations and $1.5 million related to discontinued operations.  While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves.  There were no large or unusual settlements during the period.  The primary reason for the reduction in prior periods’ reserves was more favorable development due to better experience resulting from our risk management programs in our centers and an overall improvement in our industry’s loss experience.  As of December 31, 2007, the discounting of the policy periods resulted in a reduction to our reserves of $11.9 million.

We also determined during 2007 that the previous estimates for general and professional liabilities reserves for accident years prior to 2007 were overstated, based on currently available information, by $9.0 million or approximately 17.5%.  Of that amount, $6.6 million related to continuing operations and $2.4 million related to discontinued operations. There were no large or unusual settlements or significant new claims during the period. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by a decrease in our estimate of incurred but not reported claims. In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

Impairment of assets.

Goodwill and Accounting for Business Combinations

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  Our goodwill included in our consolidated balance sheets as of December 31, 2007 and 2006 was $324.3 million and $55.1 million, respectively.  The increase in our goodwill during 2007 was primarily the result of the finalization of the purchase accounting for the Harborside business combination in the Inpatient Services segment.

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) establishes the rules for the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

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

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

of 2007 for each reporting unit.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at the divisional level, which is one level below our segment level.  At December 31, 2007, the Inpatient Services segment was organized into three geographic reporting units or divisions – the Northeast division, the Southeast division, and the West division. We determined impairment by comparing the net assets of each reporting unit to their respective fair values. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.  Based on the analysis performed, we recorded no goodwill impairment for the years ended December 31, 2007, 2006 or 2005.

During 2007, we determined that $3.8 million of the valuation allowance for net deferred tax assets established in purchase accounting for prior years’ acquisitions should be reversed, which decreased goodwill.

Indefinite Life Intangibles

     Our indefinite life intangibles primarily consist of values assigned to trademarks and CONs obtained through our recent acquisition of Harborside.

     Pursuant to SFAS No. 142, we evaluate the recoverability of our indefinite life intangibles, which are principally CONs, by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through a discounted cash flow analysis. We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of indefinite life intangibles.

     We did not record an impairment to our indefinite life intangibles for the years ended December 31, 2007, 2006 or 2005.

     During 2007, we determined that a portion of the income tax payable balance established in fresh-start accounting upon emergence from bankruptcy could be offset by net operating loss carrybacks.  We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded.  Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $2.1 million, which consisted primarily of trademarks.  (See Note 8 – “Goodwill, Intangible Assets and Long-Lived Assets”.)

Finite Life Intangibles

    Our finite life intangibles include tradenames (principally recognized with the Harborside acquisition), favorable lease intangibles, deferred financing costs, customer contracts and various licenses.

     Pursuant to SFAS No. 142, we evaluate the recoverability of our finite life intangibles by comparing an asset's respective carrying value to estimates of undiscounted cash flows over the life of the intangible. If the carrying value of the asset exceeded the undiscounted cash flows, an impairment loss was measured by comparing the estimated fair value of the asset, based on discounted cash flows, to its carrying value. We did not record an impairment to our finite life intangibles for the years ended December 31, 2007, 2006 or 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     During 2007, we determined that a portion of the income tax payable balance established in fresh-start accounting upon emergence from bankruptcy could be offset by NOL carrybacks.  We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded.  Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $0.7 million, which consisted primarily of favorable lease intangibles.  (See Note 8 – “Goodwill, Intangible Assets and Long-Lived Assets”.)

Long-Lived Assets

     The Financial Accounting Standards Board (“FASB”) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts at each center. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present.

     We did not record an impairment to our long-lived assets for the years ended December 31, 2007 and 2006. The 2005 asset impairment charges related to a $0.4 million write-down of property and equipment in our Inpatient Services segment for certain nursing centers whose book value exceeded estimated fair value when tested for impairment.

Interest.  We manage interest expense using a mix of fixed and variable rate debt and to help manage borrowing costs, may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133 Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”).  Accordingly, we designate all such arrangements as hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  All changes in fair value are recognized through Other Comprehensive Income.

Income Taxes.  Pursuant to SFAS No. 109, an asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss, capital loss and tax credit carryforwards.  A valuation allowance is to be provided for the net deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

In evaluating the need to record or continue to reflect a valuation allowance, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of operating and taxable losses) are considered.  In determining future sources of taxable income, we use management-approved budgets and projections of future operating results for an appropriate number of future periods, taking into consideration our history of operating results, taxable income and losses, etc.  This future taxable income is then used, along with all other items of positive and negative evidence, to determine the amount of valuation allowance that is needed, and whether any amount of such allowance should be reversed.

Because of our emergence from bankruptcy on February 28, 2002 (and the resulting implementation of fresh-start accounting), and two significant acquisitions (Peak in 2005 and Harborside in 2007), it is necessary to trace

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the sources of deferred tax assets and the related valuation allowance to determine the impact of any valuation allowance reversal.  In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, any reduction in the valuation allowance established in fresh-start accounting will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Per SFAS No. 109, any reduction in the valuation allowance recorded in purchase accounting will first reduce any goodwill related to the acquisitions, then other noncurrent intangible assets related to the acquisitions, and finally income tax expense.

We have estimated the deferred tax assets and related valuation allowance associated with fresh-start accounting, purchase accounting, and operations by tracing the activity of the deferred tax assets in each group and taking into consideration the impact of limitations on our net operating loss and tax credit carryforwards imposed by Section 382 of the Internal Revenue Code (as a result of changes of ownership for tax purposes).  In addition, we schedule out the reversal of these groups of deferred tax assets in the projections of future taxable income to determine how to allocate the amount of valuation allowance (or the amount of valuation allowance to be reversed) among the groups.

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of SFAS No. 109.  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  We reserve for our uncertain tax positions, and we adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.

Recent Accounting Pronouncements

In October 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which effectively defines fair value for purposes of accounting principals generally accepted in the United States and expands disclosures of fair value measurements.  SFAS No. 157 will change the underlying methodology of establishing fair value for our financial instruments, including our interest rate swap agreement (see Note 4 – “Loan Agreements” and Note 13 – “Fair Value of Financial Instruments”). We estimate that, upon adoption, there will be no material impact on our financial condition.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 will not impact our results of operations as we have elected not to apply the provisions of SFAS No. 159.

     In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations.  SFAS No. 141(R) retains the fundamental requirements set forth by Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), specifically that the acquisition method of accounting be used for all

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

business combinations and that an acquiror be identified.  However, SFAS No. 141(R) is broader in scope than its predecessor in that the acquisition method of accounting will now be applied not only to business combinations in which control was obtained by transferring consideration, but to all transactions and other events in which one entity obtains control over one or more businesses.  SFAS No. 141(R) requires the acquiror to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by SFAS No. 141.  Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be recognized.  SFAS No. 141(R) is effective for acquisitions consummated on or after January 1, 2009.

     Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), also issued in December 2007, requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective beginning January 1, 2009. As of December 31, 2007, we have not determined the effect that the adoption of SFAS No. 160 will have on our financial position or results of operations.

Impact of Inflation

CMS implemented market basket increases of 2.8%, 3.1% and 3.3% to the Medicare reimbursement rates for Federal fiscal years 2005, 2006 and 2007, respectively, which increases were primarily intended to keep track with inflation.  If our future reimbursement rates do not increase commensurate with the rate of inflation, then our income from continuing operations would be adversely affected because our centers are generally unable to reduce their costs of providing care.

Off-Balance Sheet Arrangements

None.

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

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007 (1)	2006 (1)
	(Dollars in thousands)
Long-term Debt:
Fixed rate debt (2)	$26,319	$5,226	$13,080	$5,142	$23,102	$390,481	$463,350	$428,428	$126,728
Rate	7.6%	8.3%	8.4%	8.2%	6.4%	8.3%
Variable rate debt	$3,757	$6,274	$2,718	$13,444	$2,533	$237,192	$265,918	$248,128	$34,714
Rate	7.4%	7.7%	7.2%	7.8%	7.1%	7.1%

Interest rate swap:
Variable to fixed	$100,000	$100,000	$100,000	-	-	-		$(4,005)	-
Average pay rate	5.39%	5.39%	5.39%	-	-	-
Average receive rate	5.09%	5.09%	5.09%	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.
(2)
Fixed rate long-term debt includes $49.4 million related to the consolidation of Clipper as of December 31, 2007 and $50.1 million as of December 31, 2006. (See Note 10 – “Variable Interest Entities.”)

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

     In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

     Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Management has concluded that we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report of the Company’s internal control over financial reporting is included in this Annual Report as part of our financial statements.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

We and certain of our subsidiaries, as lessees, entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and certain of its subsidiaries, as lessors, dated as of February 1, 2008 (the “Omega Lease”). The Omega Lease consolidated the terms of three different lease agreements that governed lease arrangements for 35 of our skilled nursing centers, five of our mental health facilities and two of our hospitals.  The Omega Lease terminates in 2013, except as to six properties located in Colorado and Idaho, in which case the termination date occurs in 2017.  We have options to renew the Omega Lease as to all of the properties upon expiration of the respective lease terms. If exercised, the term of the Omega Lease would initially be extended until December 31, 2023; a second ten-year option would extend the term through December 31, 2033.

The Omega Lease is what is commonly known as a triple-net lease, pursuant to which we  pay Omega a base rent (currently equal to $30.7 million per year) and we are also responsible for insurance, certain taxes and utilities and other expenses necessary for the business that we conduct at the facilities. The base rent is subject to escalation pursuant to the provisions of the Omega Lease.

The Omega Lease is subject to events of default, including failure to pay rent and other amounts required to be paid by us under the lease, bankruptcy events, failure to comply with covenants in the Omega Lease, failure to maintain healthcare licenses, failure to pay certain indebtedness, and transfer of a facility leased under the Omega Lease without consent. If an event of default occurs, the lessors could exercise a variety of remedies, including pursuing monetary damages and terminating the Omega Lease.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

     The information required under Item 10 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 29, 2008.

Item 11.  Executive Compensation

     The information required under Item 11 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 29, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required under Item 12 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 29, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 13.  Certain Relationships and Related Transactions and Director Independence

     The information required under Item 13 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 29, 2008.

Item 14.  Principal Accounting Fees and Services

     The information required under Item 14 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 29, 2008.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	(1)	The following consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:

		Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2007 and 2006

		Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

		Notes to Consolidated Financial Statements

	(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(a)(2) below:

		Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

		All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(1)	Agreement and Plan of Merger dated October 19, 2006 by and among Sun Healthcare Group, Inc., Horizon Merger, Inc. and Harborside Healthcare Corporation

3.1	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

3.2(3)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(2)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.2(4)	Form of Warrant issued by Sun Healthcare Group, Inc. in February 2004 to each of the purchasers named on the list of purchasers attached thereto

4.3(4)	Form of Registration Rights Agreement dated February 2004 between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

4.4(5)	Registration Rights Agreement dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

4.4.1(6)
Amendment No. 1, dated as of July 7, 2005, to the Registration Rights Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

4.4.2(7)
Agreement, dated as of January 17, 2007, by and between Sun Healthcare Group, Inc., DFW Capital Partners, L.P., Steelhead Investments Ltd. and, for purposes of Sections 3 and 4 of the Agreement only, RFE Investment Partners V, L.P and RFE VI SBIC, L.P.

4.4.3(8)	Agreement dated as of May 9, 2007 by and among Sun Healthcare Group, Inc., RFE Investment Partners V, L.P. and RFE VI SBIC, L.P.

4.5(9)	Indenture, dated as of April 12, 2007, between the Sun Healthcare Group, Inc., the subsidiaries of Sun Healthcare Group, Inc., named therein and Wells Fargo Bank, National Association, as Trustee

4.5.1(10)
First Supplemental Indenture, dated as of April 19, 2007, among Sun Healthcare Group, Inc., Harborside, certain subsidiaries of Harborside named therein and Wells Fargo Bank, National Association, as Trustee

4.6(9)
Registration Rights Agreement, dated April 12, 2007, among Sun Healthcare Group, Inc., the subsidiaries of Sun Healthcare Group, Inc. named therein and the Initial Purchasers of the Notes issued pursuant to the above described Indenture.

4.6.1(10)
Joinder to the Registration Rights Agreement, dated April 19, 2007, among Harborside, the subsidiaries of Harborside named therein and the Initial Purchasers of the Notes issued pursuant to the above described Indenture.

4.7(14)	Escrow Agreement, dated as of April 12, 2007, between the Company and Wells Fargo Bank, National Association, as Escrow Agent

4.8
The Registrant has instruments that define the rights of holders of long-term debt that are not being filed herewith, in reliance upon Item 601(b)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments

10.1(10)	Credit Agreement, dated as of April 19, 2007, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

for the Lenders

10.2(11)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3(12)+	2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3.1(18)+	Form of Stock Option Agreement

10.3.2(18)+	Form of Stock Unit Agreement

10.4(13)+	Peak Medical Corporation 1998 Stock Incentive Plan

10.5(14)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Richard Matros

10.5.1(15)+	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Richard Matros

10.6(16)+	Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of February 14, 2005

10.6.1(14)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and L. Bryan Shaul

10.6.2(15)+	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and L. Bryan Shaul

10.7(11)+	Employment Agreement by and between Sun Health Specialty Services, Inc. and William A. Mathies dated February 28, 2002

10.7.1(14)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Health Specialty Services, Inc. and William A. Mathies

10.7.2(15)+	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Health Specialty Services, Inc. and William A. Mathies

10.8(17)+	Employment Agreement by and between Sun Healthcare Group, Inc. and Michael Newman dated March 22, 2005

10.8.1(14)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Michael Newman

10.8.2(15)+	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Michael Newman

10.9(14)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Heidi J. Fisher

10.9.1(15)+	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Heidi J. Fisher

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.10(14)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker

10.10.1(15)+	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker

10.11*+	Director Compensation Policy of Sun Healthcare Group, Inc. adopted as of May 16, 2007

10.12*
Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated February 1, 2008

10.13(5)	Stockholders Agreement dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

10.13.1(6)
Amendment No. 1, dated as of July 7, 2005, to the Stockholders Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

10.14.2(6)
Amendment No. 2, dated as of September 16, 2005, to the Stockholders Agreement, dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

14.1(19)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of Ernst & Young LLP
31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

31.2*	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.2*	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer
_______________

*      Filed herewith.

+      Designates a management compensation plan, contract or arrangement

(1)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006
(2)	Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002
(3)	Incorporated by reference from exhibits to our Form 8-K filed on December 27, 2007
(4)	Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004
(5)	Incorporated by reference from exhibits to our Form 8-K filed on May 19, 2005
(6)	Incorporated by reference from exhibits to our Form 10-Q filed on November 1, 2005
(7)	Incorporated by reference from exhibits to our Form 8-K filed on January 18, 2007

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(8)	Incorporated by reference from exhibits to our Form 8-K filed on May 22, 2007
(9)	Incorporated by reference from exhibits to our Form 8-K filed on April 18, 2007
(10)	Incorporated by reference from exhibits to our Form 8-K filed on April 25, 2007
(11)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002
(12)	Incorporated by reference from Appendix B to our Proxy Statement filed on April 8, 2004
(13)	Incorporated by reference from exhibits to our Form S-8 filed on January 9, 2006
(14)	Incorporated by reference from exhibits to our Form 8-K filed on October 16, 2006
(15)	Incorporated by reference from exhibits to our Form 10-Q filed on November 1, 2007
(16)	Incorporated by reference from exhibits to our Form 10-K filed on March 3, 2005
(17)	Incorporated by reference from exhibits to our Form 8-K filed on November 30, 2005
(18)	Incorporated by reference from exhibits to our Form 10-K filed on March 8, 2007
(19)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Chief Financial Officer

March 6, 2008

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 6, 2008 in the capacities indicated.

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
Milton J. Walters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

December 31, 2007

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2 - F-4

Consolidated Balance Sheets	F-5 - F-6
As of December 31, 2007 and 2006

Consolidated Income Statements	F-7
For the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit)	F-8
For the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows	F-9
For the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements	F-10 - F-61

Supplementary Data (Unaudited) - Quarterly Financial Data	1 - 4

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of Sun Healthcare Group, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Healthcare Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 12 to the consolidated financial statements, effective January 1, 2007, the Company has changed its method of accounting for uncertain tax positions. As discussed in Note 14 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.  Also, as discussed in Note 3 to the consolidated financial statements, the Company changed its method of evaluating misstatements effective for the fiscal years ending after November 15, 2006, to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sun Healthcare Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 5, 2008

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited Sun Healthcare Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Healthcare Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sun Healthcare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Healthcare Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 5, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 5, 2008

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	December 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$55,832	$131,935
Restricted cash	37,365	32,752
Accounts receivable, net of allowance for doubtful accounts of $42,144
and $24,866 at December 31, 2007 and 2006, respectively	188,882	117,091
Other receivables, net of allowance of $1,587 and $3,064 at December 31,
2007 and 2006, respectively	1,635	2,211
Prepaid expenses and other assets	11,655	8,113
Assets held for sale	9,924	7,172
Deferred tax assets	35,354	-

Total current assets	340,647	299,274

Property and equipment, net of accumulated depreciation and amortization
of $77,028 and $48,233 at December 31, 2007 and 2006, respectively	585,972	217,544
Intangible assets, net of accumulated amortization of $6,729 and $6,799
December 31, 2007 and 2006, respectively	57,044	13,691
Goodwill	324,277	55,092
Restricted cash, non-current	3,829	29,083
Deferred tax assets	51,892	-
Other assets	10,165	6,739
Total assets	$1,373,826	$621,423

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	December 31, 2007	December 31, 2006
Current liabilities:
Accounts payable	$52,836	$43,400
Accrued compensation and benefits	61,956	42,723
Accrued self-insurance obligations, current	48,646	48,689
Income taxes payable	3,000	8,799
Liabilities held for sale	3,181	1,672
Other accrued liabilities	58,002	33,736
Current portion of long-term debt:
Company obligations	27,624	22,780
Clipper partnerships	825	736
Capital leases, current	856	494

Total current liabilities	256,926	203,029

Accrued self-insurance obligations, net of current	106,534	81,559
Long-term debt, net of current:
Company obligations	650,560	100,067
Clipper partnerships	48,560	49,392
Capital leases, net of current	843	696
Unfavorable lease obligations, net of accumulated amortization of
$13,799 and $13,558 at December 31, 2007 and 2006, respectively	18,960	13,423
Other long-term liabilities	44,717	29,124

Total liabilities	1,127,100	477,290

Commitments and contingencies

Minority interest	470	-

Stockholders' equity:
Preferred stock of $.01 par value, authorized
10,000,000 shares, zero shares issued and outstanding as of
December 31, 2007 and 2006	-	-
Common stock of $.01 par value, authorized
125,000,000 shares, 43,016,042 shares issued and outstanding as of December 31, 2007 and 42,889,918 shares issued
and 42,879,736 shares outstanding as of December 31, 2006	430	429
Additional paid-in capital	600,199	553,275
Accumulated deficit	(351,970)	(409,480)
Accumulated other comprehensive loss, net	(2,403)	-
	246,256	144,224
Less:
Common stock held in treasury, at cost, zero shares as of
December 31, 2007 and 10,182 shares as of December 31, 2006	-	(91)
Total stockholders' equity	246,256	144,133
Total liabilities and stockholders' equity	$1,373,826	$621,423

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2007	2006	2005

Total net revenues	$1,587,307	$1,004,897	$726,826
Costs and expenses:
Operating salaries and benefits	902,347	582,783	445,837
Self-insurance for workers' compensation and general
and professional liability insurance	45,878	32,271	24,852
Operating administrative expenses	39,953	27,986	23,552
Other operating costs	328,535	201,509	129,545
Center rent expense	72,013	52,965	34,458
General and administrative expenses	64,834	49,856	47,195
Depreciation and amortization	31,537	14,708	8,261
Provision for losses on accounts receivable	9,417	10,990	3,153
Interest, net of interest income of $3,259, $720 and $442, respectively	44,380	18,504	11,802
Loss on asset impairment	-	-	361
Restructuring costs, net	-	-	122
Loss on contract or lease termination	-	975	-
Loss on sale of assets, net	23	172	383
Loss on extinguishment of debt, net	3,173	-	408
Total costs and expenses	1,542,090	992,719	729,929

Income (loss) before income taxes and discontinued operations	45,217	12,178	(3,103)
Income tax benefit	(11,458)	(214)	(786)
Income (loss) from continuing operations	56,675	12,392	(2,317)

Discontinued operations:
Income from discontinued operations	1,035	7,522	18,189
(Loss) gain on disposal of discontinued operations, net of related
tax benefit of $109 for the year ended December 31, 2007	(200)	7,204	8,889
Income from discontinued operations	835	14,726	27,078

Net income	$57,510	$27,118	$24,761

Basic earnings per common and common equivalent share:
Income (loss) from continuing operations	$1.34	$0.39	$(0.14)
Income from discontinued operations, net of tax	0.02	0.47	1.69
Net income	$1.36	$0.86	$1.55

Diluted earnings per common and common equivalent share:
Income (loss) from continuing operations	$1.31	$0.39	$(0.14)
Income from discontinued operations, net of tax	0.02	0.46	1.69
Net income	$1.33	$0.85	$1.55

Weighted average number of common and common equivalent
shares outstanding:
Basic	42,350	31,638	16,003
Diluted	43,390	31,788	16,003

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	For the Year Ended December 31,

	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Issued and outstanding at beginning of period	42,890	$429	31,144	$311	15,325	$153
Retirement of common stock	(160)	(2)	-	-	(5)
Issuance of common stock	286	3	11,746	118	6,900	69
Issuance of common stock in connection with
Peak transaction	-	-	-	-	8,924	89
Common stock issued and outstanding at
end of period	43,016	430	42,890	429	31,144	311

Additional paid-in capital
Balance at beginning of period		553,275		428,383		332,726
Issuance of common stock in excess of par value		1,619		123,977		94,681
Retirement of common stock		(2,647)		-		-
Cancellation of restricted stock awards		-		-		(58)
Realization of pre-emergence tax benefits		45,587		-		-
Other		2,365		915		1,034
Additional paid-in capital at end of period		600,199		553,275		428,383

Accumulated deficit
Balance at beginning of period		(409,480)		(431,498)		(456,259)
Cumulative effect adjustment pursuant
to adoption of SAB No. 108		-		(5,100)		-
Net income		57,510		27,118		24,761
Accumulated deficit at end of period		(351,970)		(409,480)		(431,498)

Accumulated other comprehensive loss
Balance at beginning of period		-		-		-
Other comprehensive loss from cash flow hedge, net of related tax benefit of $1,602		(2,403)		-		-
Accumulated other comprehensive loss at end of period		(2,403)		-		-
Total		246,256		144,224		(2,804)

Common stock in treasury
Common stock in treasury at beginning of period	10	(91)	10	(91)	10	(91)
Shares reacquired	150	(2,558)	-	-	-	-
Retirement of common stock in treasury	(160)	2,649	-	-	-	-
Common stock in treasury at end of period	-	-	10	(91)	10	(91)

Total stockholders' equity (deficit)		$246,256		$144,133		$(2,895)

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$57,510	$27,118	$24,761
Adjustments to reconcile net income to net cash provided by (used for)
operating activities, including discontinued operations:
Loss on extinguishment of debt	3,173	-	408
Depreciation	22,043	9,569	4,876
Amortization	9,758	6,822	5,101
Amortization of favorable and unfavorable lease intangibles	(1,315)	(813)	(1,714)
Provision for losses on accounts receivable	10,345	12,781	5,009
Loss (gain) on asset dispositions, including discontinued operations, net	224	(7,032)	(8,505)
Stock based compensation expense	3,678	2,326	1,303
Transaction costs and other, net	(866)	69	2,471
Deferred taxes	(33,581)	-	-
Minority interest	100	-	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,899)	(17,269)	(6,530)
Other receivables	1,095	(510)	(155)
Restricted cash	2,497	(1,286)	1,231
Prepaid expenses and other assets	15,032	(787)	2,710
Accounts payable	(17,266)	(1,148)	3,359
Accrued compensation and benefits	14,486	1,342	(588)
Accrued self-insurance obligations	(12,108)	(16,946)	(32,552)
Income taxes payable	4,779	2,946	794
Other accrued liabilities	3,615	(9,096)	(9,887)
Other long-term liabilities	10,537	1,733	(405)
Net cash provided by (used for) operating activities	83,837	9,819	(8,313)

Cash flows from investing activities:
Capital expenditures	(33,450)	(22,158)	(17,416)
Exercise of real estate purchase options	(56,462)	-	-
Proceeds from sale of assets held for sale	7,589	22,009	10,742
Acquisitions	(368,454)	(3,356)	(17,816)
Other investing	-	988	237
Net cash used for investing activities	(450,777)	(2,517)	(24,253)

Cash flows from financing activities:
Net repayments under Credit Agreement	(9,994)	(693)	(233)
Long-term debt borrowings	347,000	45,936	11,000
Long-term debt repayments	(53,376)	(58,240)	(19,495)
Principal payments under capital lease obligations	(1,133)	(1,104)	-
Net proceeds from issuance of common stock	1,459	122,240	38,428
Release of cash collateral	25,640	-	-
Distribution of partnership equity and minority interest	(714)	(147)	(327)
Deferred financing costs	(18,045)	-	-
Net cash provided by financing activities	290,837	107,992	29,373

Net increase (decrease) in cash and cash equivalents	(76,103)	115,294	(3,193)
Cash and cash equivalents at beginning of period	131,935	16,641	19,834
Cash and cash equivalents at end of period	$55,832	$131,935	$16,641
Supplemental disclosure of cash flow information:
Interest payments	$35,346	$12,316	$10,360
Capitalized interest	$442	$202	$132
Income taxes paid (refunded), net	$1,780	$(2,215)	$(1,580)
Supplemental Disclosures:
Non-cash investing and financing activities:

For the year ended December 31, 2007, in connection with the exercise of real estate purchase options, we assumed mortgages payable of $29,825 and reduced notes receivable by $7,487.  See Note 7 – “Acquisitions” for non-cash activity related to the Harborside acquisition.

Capital lease obligations of $1,693 were incurred in 2007 when we entered into new equipment and vehicle leases.
See Note 7 – “Acquisitions” for non-cash activity related to finalization of accounting for the Harborside acquisition.

Stockholders’ equity increased by $45,587 for a change in the valuation allowance for deferred tax assets attributable to fresh-start accounting and business combinations (see Note 12 – “Income Taxes”).

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(1)  Nature of Business

     References throughout this document to the Company include Sun Healthcare Group, Inc. and our consolidated subsidiaries. In accordance with the Securities and Exchange Commission's “Plain English” guidelines, this Annual Report has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

     Our subsidiaries provide long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 213 long-term care centers in 25 states as of December 31, 2007.

Comparability of Financial Information

     We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) as of January 1, 2002, requiring reclassification of the results of operations of subsequent divestitures for all periods presented to discontinued operations within the Statement of Operations.

(2)  Reorganization

   On February 6, 2002, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved our Plan of Reorganization that was filed with the Bankruptcy Court on November 7, 2001 (the “Plan of Reorganization”). On February 28, 2002, we emerged from proceedings under chapter 11 of Title 11 of the United States Code pursuant to the terms of our Plan of Reorganization.

     In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of Statement of Position 90–7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(b)  Principles of Consolidation

     Our consolidated financial statements include the accounts of our subsidiaries in which we own more than 50% of the voting interest. Investments of companies in which we own between 20 - 50% of the voting interests and joint ventures were accounted for using the equity method, which records as income an ownership percentage of the reported income of the subsidiary.  Investments in companies in which we own less than 20% of the voting interests are carried at cost. All significant intersegment accounts and transactions have been eliminated in consolidation.

     In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46(R)”), we are required to consolidate certain entities when control exists through means other than ownership of voting (or similar) interests in variable interest entities commonly referred to as special purpose entities, effective for the first reporting period that ends after March 15, 2004. FIN No. 46(R) requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity. (See Note 10 – “Variable Interest Entities.”)

(c)  Cash and Cash Equivalents

     We consider all highly liquid, unrestricted investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at fair value.

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

     Revenues from Medicaid from our continuing operations accounted for 41.6%, 39.9%, and 39.3% of our net revenue for the years ended December 31, 2007, 2006 and 2005, respectively.  Revenues from Medicare from our continuing operations comprised 27.0%, 25.0% and 23.1% of our net revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

(e)  Accounts Receivable

     Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in long-term and subacute care centers that we operate are the Medicare program and the various state Medicaid programs. The rehabilitation therapy service operations provide services to patients in unaffiliated long-term, rehabilitation and acute care centers. The billings for those services are submitted to the unaffiliated centers. Many of the unaffiliated long-term care centers receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     Estimated provisions for losses on accounts receivable are recorded each period as an expense in the income statement.  In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions.  Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.  In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a semi-annual basis.

     The allowance for doubtful accounts related to centers that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and is recorded in gain or loss on disposal of discontinued operations, net.  As collections are realized, the allowance is adjusted as appropriate. As of December 31, 2007, accounts receivable for divested operations were fully reserved.

(f)  Property and Equipment

     Property and equipment are stated at historical cost. Property and equipment held under capital lease are stated at the net present value of future minimum lease payments and their amortization is included in depreciation expense.  Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements - five to forty years; leasehold improvements - the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - three to twenty years. Under SFAS No. 144, we subject our long-lived assets to an annual impairment test. (See Note 8 – “Intangible and Long-Lived Assets.”)

(g)  Intangible Assets

     Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and intangible assets with indefinite lives. Consequently, we subject them to annual impairment tests. Intangible assets with definite lives continue to be amortized over their estimated useful lives. (See Note 8 – “Goodwill, Intangible Assets and Long-Lived Assets.”)

(h) Insurance

     We self-insure for certain insurable risks, including general and professional liabilities, workers' compensation liabilities and employee health insurance liabilities, through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(i)  Stock-Based Compensation

     Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under APB No. 25, stock options granted at market required no recognition of compensation cost and a share-based compensation pro forma disclosure regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123.

     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. We adopted SFAS No. 123(R) using the modified-prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and for all awards granted to employees prior to the effective date that remain unvested on the effective date.  Results for prior periods have not been restated.

(j) Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), an asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss, capital loss and tax credit carryforwards.  A valuation allowance is to be provided for the net deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

In evaluating the need to record or continue to reflect a valuation allowance, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of operating and taxable losses) are considered.  In determining future sources of taxable income, we use management-approved budgets and projections of future operating results for an appropriate number of future periods, taking into consideration our history of operating results, taxable income and losses, etc.  This future taxable income is then used, along with all other items of positive and negative evidence, to determine the amount of valuation allowance that is needed, and whether any amount of such allowance should be reversed.

Because of our emergence from bankruptcy on February 28, 2002 (and the resulting implementation of fresh-start accounting), and two significant acquisitions (Peak Medical Corporation (“Peak”) in 2005 and Harborside Healthcare Corporation (“Harborside”) in 2007), it is necessary to trace the sources of deferred tax assets and the related valuation allowance to determine the impact of any valuation allowance reversal.  In accordance with SOP 90-7, any reduction in the valuation allowance established in fresh-start accounting will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Per SFAS No. 109, any reduction in the valuation allowance recorded in purchase accounting will first reduce any goodwill related to the acquisitions, then other noncurrent intangible assets related to the acquisitions, and finally income tax expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

We have estimated the deferred tax assets and related valuation allowance associated with fresh-start accounting, purchase accounting, and operations by tracing the activity of the deferred tax assets in each group and taking into consideration the impact of limitations on our net operating loss and tax credit carryforwards imposed by Section 382 of the Internal Revenue Code (as a result of changes of ownership for tax purposes).  In addition, we schedule out the reversal of these groups of deferred tax assets in the projections of future taxable income to determine how to allocate the amount of valuation allowance (or the amount of valuation allowance to be reversed) among the groups.

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of SFAS No. 109.  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  We reserve for our uncertain tax positions, and we adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.

(k)  Net Income Per Share

     Basic net income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the years ended December 31, 2007, 2006 and 2005, includes all the common shares that are presently outstanding and the common shares issued as common stock awards and exclude non-vested restricted stock.  (See Note 14 – “Capital Stock.”)

     The diluted calculation of income per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock, using the treasury stock method. However, in periods of losses from continuing operations, diluted net income per common share is based upon the weighted average number of common shares outstanding.

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

(m)  Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the 2007 financial statement presentation.  Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2005 (see Note 9 – “Discontinued Operations”) for all periods presented to discontinued operations within the Income Statement, in accordance with accounting principles

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

generally accepted in the United States.

(n)  Cumulative Effect Adjustment Pursuant to Adoption of SAB No. 108

     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement.  SAB No. 108 requires an approach that considers the amount by which the current year Consolidated Statement of Operations is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year Consolidated Balance Sheet is misstated (“iron curtain approach”).  Prior to the issuance of SAB No. 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements.  Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

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

     Subsequent to the completion of the financial statement close process, we determined that certain lease rate escalation clauses, that effectively provided for annual CPI adjustments, had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal periods ended December 31, 2002 through 2005. Such escalators were recorded as center rent expense in the period that they became effective. We have concluded that we should have been using a straight-line method for leases that depend on existing indexes or rates.  In accordance with the transition provisions of SAB No. 108, we recorded a $5.1 million cumulative effect adjustment to retained earnings and an offsetting amount to long-term deferred rent as of January 1, 2006. In addition, we recognized an additional $2.5 million of center rent expense in 2006 related to the application of the straight line methodology to certain leases with rent escalators.  These adjustments are scheduled to reverse in future periods beginning in 2010.  Due to our current tax position as described in Note 12 – “Income Taxes”, these adjustments resulted in a $72,000 reduction in the tax provision for continuing operations, and no net effect on our deferred tax assets since such assets are fully offset by a valuation allowance.

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

(o) Interest Rate Swap Agreements

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”).  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, all changes in fair value are recognized through other comprehensive loss.  Ineffectiveness, if any, would be recognized in earnings.

(p) Recent Accounting Pronouncements

In October 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which effectively defines fair value for purposes of accounting principals generally accepted in the United States and expands disclosures of fair value measurements.  SFAS No. 157 will change the underlying methodology of establishing fair value for our financial instruments, including our interest rate swap agreement (see Note 4 – “Loan Agreements” and Note 13 – “Fair Value of Financial Instruments”). We estimate that upon adoption, there will be no material impact on our financial condition.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 will not impact our results of operations as we have elected not to apply the provisions of SFAS No. 159.

     In December 2007, the FASB Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations.  SFAS No. 141(R) retains the fundamental requirements set forth by Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), specifically that the acquisition method of accounting be used for all business combinations and that an acquiror be identified.  However, SFAS No. 141(R) is broader in scope than its predecessor in that the acquisition method of accounting will now be applied not only to business combinations in which control was obtained by transferring consideration, but to all transactions and other events in which one entity obtains control over one or more businesses.  SFAS No. 141(R) requires the acquiror to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by SFAS No. 141.  Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be recognized.  SFAS No. 141(R) is effective for acquisitions consummated on or after January 1, 2009.

     Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), also issued in December 2007, requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective beginning January 1, 2009. As of December 31, 2007, we have not determined the effect that the adoption of SFAS No. 160 will have on our financial position or results of operations.

(4)  Loan Agreements

On April 12, 2007, we issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes (the “Notes”), which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 18 – “Summarized Consolidating Information.”)

On April 19, 2007, we terminated an existing credit facility in conjunction with our entering into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”) in connection with our acquisition of Harborside (see Note 7 – “Acquisitions”).  We incurred a $3.2 million loss on extinguishment of debt on the termination of the existing credit facility due to fees paid upon such termination. The new Credit Agreement provided for $365.0 million in term loans, a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is secured by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

On July 24, 2007, we entered into an interest rate swap agreement for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to interest by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $100 million and has term of three years.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 5.388%.  At December 31, 2007, the fair value of the interest rate swap agreement was a liability of $4.0 million.

The interest rate swap agreement qualifies for hedge accounting treatment under SFAS No. 133 and has been designated as a cash flow hedge.  Hedge effectiveness testing for the year ended December 31, 2007 indicates that the swap is a fully effective hedge and as such, the derivative mark-to-market adjustment increased our other comprehensive loss by $2.4 million, net of related tax benefit.  We do not anticipate any of this amount to be reclassified into earnings within the next year.  Also, since the swap is a fully effective hedging arrangement, there is no amount related to hedging ineffectiveness to expense.

(5)  Long-Term Debt and Capital Lease Obligations

     Our long-term debt and capital lease obligations consisted of the following as of December 31 (in thousands):

	2007	2006
Revolving loans	$-	$10,000
Mortgage notes payable due at various dates through 2037, interest at
rates from 5.5% to 10.9%, collateralized by various centers(1)(2)(3)	177,712	153,627
Term loans	349,857	-
Senior subordinated notes	200,000	-
Capital leases (3)	1,699	1,190
Other long-term debt	-	4,655
Industrial revenue bonds	-	4,693
Total long-term obligations(1)	729,268	174,165
Less amounts due within one year	(29,305)	(24,010)
Long-term obligations, net of current portion	$699,963	$150,155

(1)	Includes fair value premium of $0.2 million related to the acquisition of Peak in December 2005 and $0.6 million related to the acquisition of Harborside in April 2007.
(2)	Includes $49.4 million and $50.1 million related to the consolidation of Clipper as of December 31, 2007 and 2006, respectively (See Note 10 – “Variable Interest Entities”).
(3)	Excludes $0.8 million, at December 31, 2006, reclassified to liabilities held for sale (See Note 9 – “Discontinued Operations and Assets and Liabilities Held for Sale”).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

      The scheduled or expected maturities of long-term obligations, excluding premium, as of December 31, 2007 were as follows (in thousands):

2008	$29,305
2009	11,500
2010	15,798
2011	18,586
2012	25,635
Thereafter	627,673
$728,497

     Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (See Note 10 – “Variable Interest Entities”) (in thousands):  $825, $887, $947, $1,010, $1,017 and $44,644, respectively, for 2008, 2009, 2010, 2011, 2012 and thereafter.

(6)  Property and Equipment

     Property and equipment consisted of the following as of December 31 (in thousands):

	2007	2006
Land	$75,163	$26,002
Buildings and improvements	431,637	151,534
Equipment	88,045	44,918
Leasehold improvements	57,440	37,251
Construction in process	10,715	6,072
Total	663,000	265,777
Less accumulated depreciation and amortization	(77,028)	(48,233)
Property and equipment, net	$585,972	$217,544

(7)  Acquisitions

Harborside

On April 19, 2007, we acquired Harborside, a privately-held healthcare company based in Boston, Massachusetts that operated 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states, by purchasing all of the outstanding Harborside stock for $349.4 million.  In addition to the purchase price paid for Harborside, the former shareholders of Harborside are entitled to a distribution of cash in an amount equal to the future tax benefits realized by us from the deductibility of specified employee compensation and unamortized debt costs related to Harborside and which is included in other long-term liabilities. In connection with the acquisition of Harborside, we entered into the Credit Agreement. The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance on April 12, 2007 of the Notes, were used to purchase all of the outstanding stock of Harborside, refinance certain of the Harborside debt and replace our prior revolving credit facility. Harborside’s results of operations have been included in the consolidated financial statements since April 1, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

The total purchase price of the Harborside acquisition is as follows (in thousands):

Cash consideration paid	$349,401
Refinanced debt obligations, net of associated transaction costs	219,270
Estimated direct transaction costs	17,238
$585,909

The purchase price was funded with the following (in thousands):

Term loan facility, net of fees and expenses	$298,223
Senior subordinated notes, net of fees and expenses	194,257
Revolving credit facility	15,000
Cash on hand	78,429
$585,909

In addition to the above, we exercised real estate purchase options acquired with Harborside for $54.1 million plus assumption of $29.8 million of mortgages payable and a $7.5 million reduction of notes receivable.

Under the purchase method of accounting, the total purchase price, as shown in the table above plus the exercise of real estate purchase options, was allocated to Harborside’s net tangible and intangible assets based upon their estimated fair values as of April 1, 2007. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because we believed the acquisition of Harborside would create the following benefits:  (1) increase the scale of our operations, thus leveraging our corporate and regional infrastructure; (2) improve our payor mix with increased revenue derived from Medicare; (3) increase our services to high-acuity patients for whom we are reimbursed at higher rates; (4) increase our percentage of owned skilled nursing centers; and (5) increase our presence in four states and expand into six contiguous states.

The application of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the effective acquisition date, with amounts exceeding fair values being recorded as goodwill.  The allocation process requires an analysis of acquired fixed assets, contracts, contractual commitments, legal contingencies and brand value to identify and record the fair value of assets acquired and liabilities assumed.  In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to:  future expected discounted cash flows for trade names and customer relationships; current replacement cost for similar capacity and obsolescence for certain fixed assets; comparable market rates for contractual obligations and certain investments, real estate, and liabilities; expected settlement amounts for litigation and contingencies, including self-insurance reserves; and appropriate discount rates and growth rates.  Other than for a contingent liability related to a litigation matter (see Note 15 – “Other Events”) and any payments related to third-party reimbursements as a result of the acquisition, the valuation of Harborside’s assets and liabilities, including intangibles and insurance reserves for general and professional and workers’ compensation liabilities, was completed during the fourth quarter of 2007 and, as such, we have adjusted the purchase price allocation to reflect the final values.

Property and equipment values were based primarily on the cost and market approaches.  The land value was based upon comparisons to sales of similar properties.  The building and improvements were valued at

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

replacement costs estimated utilizing the Marshall Valuation Service cost guide.  Equipment values were determined based on historical costs adjusted to reflect costs as of the acquisition date.

Values for favorable or unfavorable lease intangibles were based on stabilized net income for each leased location based upon historical and budgeted income and expense trends for each property.  Market rent was estimated for each location using a coverage ratio technique and then deducted from the stabilized net income to derive a market net income after lease payments.  Then a direct capitalization approach was utilized for each location based on its risk profile and market data.  The capitalization rates generally ranged from 7% to 11%.  These rates are greater than the rates utilized for owned locations above due to differing risk profiles and lessors’ expectation of a premium over owned location returns.  The net present value of the above or below market lease in place was added to adjust for the favorable or unfavorable value effect of the lease.

The intangible value for Certificates of Need (“CONs”) in certain states was based upon incremental cash flows of Harborside with CONs versus cash flows without the CONs in place.   Actual cost data to acquire CONs was also a factor and based on estimates from market sources for each of those states.

The intangible value for tradenames was based on the relief-from-royalty method.  This method is a discounted cash flow model based on an estimated royalty rate, which is then applied to revenues expected to be generated from the services sold using the tradename.  The royalty rate was determined based on many quantitative and qualitative factors including industry analysis, market share and barriers to entry.  Market evidence of royalty rates was also considered.

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Net working capital	$33,109
Property and equipment	271,258
Identifiable intangible assets	24,258
Deferred tax assets	27,792
Goodwill	273,316
Other long-term assets	14,440
Total assets acquired	644,173

Debt	22,858
Other long-term liabilities	35,406
Total liabilities assumed	58,264

Net assets acquired	$585,909

We identified $24.3 million in intangible assets in connection with the Harborside acquisition; $11.0 million related to CONs, $13.0 million related to tradenames and the remaining $0.3 million related to deferred financing costs.  The $273.3 million in goodwill has been assigned to the Inpatient Services segment and none of the goodwill is expected to be deductible for tax purposes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

The CONs are an indefinite life intangible asset.  The tradenames are a finite life intangible with a useful life of eight years.  The deferred financing costs will be amortized into interest expense over the remaining life of the debt to which the costs relate.

As a result of the exercise of Harborside’s real estate purchase options, property and equipment increased by $76.3 million, resulting in a $15.1 million increase to goodwill, which adjustment is reflected in the fair value table above.

The following unaudited summarized pro forma results of operations for the years ended December 31, 2007 and 2006 assume that the Harborside acquisition occurred at the beginning of each of the periods presented.  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in thousands, except per share data):

	For the Year Ended
	December 31,
	2007	2006
	(pro forma)	(pro forma)

Revenues	$1,749,874	$1,647,838
Costs and expenses:
Operating costs	1,539,283	1,466,725
Center rent expense	78,967	82,242
Depreciation and amortization	36,289	32,505
Interest, net	49,025	33,851
Non-operating costs	3,215	1,148
Total costs and expenses	1,706,779	1,616,471

Income before income taxes and
discontinued operations	43,095	31,367
Income tax (benefit) expense	(12,278)	4,245
Income from continuing operations	55,373	27,122
Income from discontinued operations, net	271	12,885
Net income	$55,644	$40,007

Earnings per share:
Basic:
Income from continuing operations	$1.31	$0.64
Net income	$1.31	$0.94

Diluted:
Income from continuing operations	$1.28	$0.63
Net income	$1.28	$0.92

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

Peak

     In December 2005, we acquired Peak, which operated or managed 56 inpatient centers, by acquiring all of the outstanding stock of Peak in exchange for approximately 8.9 million shares of our stock, of which 1.6 million of the shares were held in escrow to secure the indemnification obligations of the selling stockholders of Peak pursuant to the Peak purchase agreement.  Peak's results of operations have been included in the consolidated financial statements since the date of acquisition.

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

Property and equipment values were based primarily on the cost and market approaches.  The approach for owned locations was based upon stabilized net income estimates for each location based upon historical and budgeted income and expense trends for each property.  Then a direct capitalization approach was utilized for each location based on its risk profile and market data.  The capitalization rates generally ranged from 11% to 14%.  The total value was allocated to land, buildings and improvements, and equipment.  The land value was based upon comparisons to sales of similar properties.  The building and improvements were valued at replacement costs estimated utilizing the Marshall Valuation Service cost guide.  Equipment values were determined based on historical costs adjusted to reflect costs as of the acquisition date.

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

     The valuation was completed during the fourth quarter of 2006, at which time we adjusted the purchase price allocation originally estimated in December 2005 to reflect the valuation’s results.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

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

     In connection with the Peak acquisition, we recognized a pretax charge for transaction costs of $1.1 million in the year ended December 31, 2005 to conform Peak's accounting treatment regarding the estimation of the net realizable value of accounts receivable to our accounting policy and conform Peak's inventory per bed calculation to our per bed calculation.  Subsequent to the finalization of the purchase price allocation, it was determined that approximately $2.8 million of Peak’s accounts receivable were unbillable at the date of acquisition.  A provision for these accounts receivable was provided in the year ended December 31, 2006.  In December 2007, 150,000 of the escrow shares were returned to us to satisfy our indemnification demands regarding uncollectible accounts receivable, and all remaining escrow shares were released to the selling stockholders.  The shares were recognized with a value of $2.3 million and were recorded as an offset to the provision for losses on accounts receivable in the year ended December 31, 2007.  The shares were placed in treasury and then retired by December 31, 2007.

Other Acquisitions

     In August 2006, we completed the purchase of a hospice company, which operated two hospice programs in Oklahoma and which had also managed five of our hospice programs, by acquiring all of its outstanding stock in exchange for approximately $4.6 million.  The purchase price included an allocation of $1.0 million related to the cancellation of the existing management agreement which was expensed in the current period.  The remainder of the purchase price has been allocated to goodwill.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(8)  Goodwill, Intangible Assets and Long-Lived Assets

(a)  Goodwill

     The following table provides information regarding our goodwill, which is included in the accompanying consolidated balance sheets at December 31 (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Discontinued
	Services	Services	Services	Corporate	Operations	Consolidated

Balance as of
January 1, 2006	$75,941	$-	$4,919	$-	$405	$81,265

Goodwill acquired	3,719	-	-	-	-	3,719
Purchase price
adjustments for prior
year acquisitions	(29,615)	-	128	-	-	(29,487)
Goodwill written off
related to sale	-	-	-	-	(405)	(405)
Balance as of
December 31, 2006	50,045	-	5,047	-	-	55,092

Goodwill acquired	273,316	-	-	-	-	273,316
Purchase price
adjustments for prior
year acquisitions	(3,644)	-	-	-	-	(3,644)
Goodwill written off
related to sale	-	-	(487)	-	-	(487)
Balance as of
December 31, 2007	$319,717	$-	$4,560	$-	$-	$324,277

(b)  Intangible Assets

     The following table provides information regarding our intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total
Finite-lived Intangibles:
Favorable lease intangibles:
2007	$11,742	$1,846	$9,896
2006	9,714	5,226	4,488
Deferred financing costs:
2007	$23,749	$2,605	$21,144
2006	4,378	1,002	3,376
Management and customer contracts:
2007	$3,334	$1,024	$2,310
2006	3,334	552	2,782
Tradenames:
2007	$13,109	$1,254	$11,855
2006	109	19	90

Indefinite-lived Intangibles:
Trademarks:
2007	$11	$-	$11
2006	1,998	-	1,998
Other intangible assets:
2007	$11,828	$-	$11,828
2006	957	-	957

Total Intangible Assets:
2007	$63,773	$6,729	$57,044
2006	20,490	6,799	13,691

Unfavorable Lease Intangibles:
2007	$32,759	$13,799	$18,960
2006	26,981	13,558	13,423

     A net credit to rent expense was a result of the amortization of favorable and unfavorable lease intangibles, recognized as adjustments in rent expense in connection with fair market valuations performed on our center lease agreements associated with fresh-start accounting and our acquisitions.  Amortization of deferred financing costs is included in interest expense. The net amount recorded to amortization was as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Amortization expense	$6,437	$2,053	$2,448
Amortization of unfavorable
and favorable lease intangibles, net
included in rent expense	(1,513)	(944)	(1,826)
Amortization of deferred financing
costs, included in interest expense	(3,217)	(686)	(453)
	$1,707	$423	$169

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     Total estimated amortization expense (credit) for our intangible assets for the next five years is as follows (in thousands):

	Expense	Credit	Net

2008	$6,597	$(3,161)	$3,436
2009	6,588	(3,072)	3,516
2010	6,491	(2,958)	3,533
2011	6,022	(2,719)	3,303
2012	5,878	(2,443)	3,435

     The weighted-average amortization period for lease intangibles is approximately seven years at December 31, 2007.

(c)  Impairment of Intangible Assets

Goodwill

     Pursuant to SFAS No. 142, we performed our annual goodwill impairment analysis during the fourth quarter of 2007 for each reporting unit.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at the divisional level, which is one level below our segment level.  At December 31, 2007, the Inpatient Services segment was organized into three geographic reporting units or divisions – the Northeast division, the Southeast division, and the Western division. We determined impairment by comparing the net assets of each reporting unit to their respective fair values. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.  Based on the analysis performed, we recorded no goodwill impairment for the years ended December 31, 2007, 2006 or 2005.

     During 2007, we determined that $ 3.8 million of the valuation allowance for net deferred tax assets established in purchase accounting for prior years’ acquisitions should be reversed, which decreased goodwill.

     During 2006, we recognized a $29.6 million reduction to goodwill, as a result of the final valuation of the Peak assets, and a $3.7 million increase in goodwill in connection with the hospice acquisition, both in Inpatient Services. In 2006, we also recognized a reduction in goodwill of $0.4 million related to the sale of our home health services segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

Indefinite Life Intangibles

     Our indefinite life intangibles consist primarily of values assigned to trademarks and CONs obtained through our acquisition of Harborside.

     We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of indefinite life intangibles, which principally consists of trademarks. The analysis resulted in no impairment charge on indefinite-lived intangibles for the years ended December 31, 2007, 2006 and 2005.

     During 2007, we determined that a portion of the income tax payable balance established in fresh-start accounting could be offset by NOL carrybacks.  We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded.  Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $2.1 million, which consisted primarily of trademarks.  (See Note 12 – “Income Taxes.”)

Finite Life Intangibles

     Our finite life intangibles include tradenames (principally recognized with the Harborside acquisition), favorable lease intangibles, deferred financing costs, customer contracts and various licenses.

     We internally prepared an impairment analysis using discounted cash flows in order to estimate the fair value of finite life intangibles, which principally consists of lease intangibles and customer contracts. The analysis resulted in no impairment charge on finite-lived intangibles for the years ended December 31, 2007, 2006 or 2005.

     During 2007, we determined that a portion of the income tax payable balance established in fresh-start could be offset by NOL carrybacks.  We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded.  Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $0.7 million, which consisted primarily of favorable lease intangibles.  (See Note 12 – “Income Taxes.”)

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

     We did not recognize any impairment charges on long-lived assets for the years ended December 31, 2007 or 2006.  During the fourth quarter of 2005, we recorded pretax charges totaling $0.4 million for long-lived asset impairments.  The asset impairment charges consist of a write-down of property and equipment in our Inpatient Services segment for certain nursing centers whose book value exceeded estimated fair value when tested for

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

impairment.

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

(9)  Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale

(a)  Gain (Loss) on Sale of Assets, net

We reported a $0.2 million net loss, $7.2 million net gain, and $8.9 million net gain for the years ended December 31, 2007, 2006 and 2005, respectively, primarily related to the disposals of assets associated with discontinued operations.

(b)  Discontinued Operations

     In accordance with the provisions of SFAS No. 144, the results of operations of assets to be disposed of, disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     Inpatient Services: During 2007, we reclassified two hospitals and one skilled nursing center into discontinued operations because they were divested, sold or qualified as assets held for sale. In the first quarter of 2007, we sold a skilled nursing center that was classified as held for sale since 2006 for $4.9 million and recorded a net loss of $0.5 million.

    Home Health Services: In October 2007, we sold our 75% interest in a home health services subsidiary, which we acquired as part of the Harborside acquisition, for $1.6 million, and we recorded a net loss of $0.1 million.

    Laboratory and Radiology Services: In the second quarter of 2007, we sold our remaining laboratory and radiology business for $3.2 million, and we recorded a net gain of $1.6 million.

(c)  Assets and Liabilities Held for Sale

As of December 31, 2007, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $0.5 million, primarily consisting of property and equipment, (ii) two hospitals with a net carrying amount of $5.3 million, consisting of $8.5 million in assets, offset in part by $3.2 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.  Disposal is expected to occur in 2008.

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

DECEMBER 31, 2007

part by $0.8 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

The two hospitals and one skilled nursing center classified into discontinued operations during 2007 provided net revenues for the year ended December 31, 2007 and 2006, of $44.3 million and $40.7 million, respectively. Pre-tax income for the year ended December 31, 2007 and 2006 were $0.5 million and $3.2 million, respectively.

The two hospitals are part of a larger master lease agreement.  As part of our plans to exit the operations, the lessor will be selling the two hospitals to a third party and will reduce the master lease’s rent charged to us.  However, the rent reduction will only be a portion of the rent charged to us and we will continue to be responsible for the remainder.  Therefore, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we will accrue a liability for continuing costs incurred without economic benefit upon disposal of the operation (i.e., the “cease-use” date).  We estimate that the liability will be approximately $7.0 million.

Other discontinued operations are principally comprised of the operations of a regional provider of adolescent rehabilitation and special education services.

        A summary of the discontinued operations for the years ended December 31 is as follows (in thousands):

	2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Total net revenues	$47,083	$5,360	$2,941	$16,173	$71,557
Income (loss) from discontinued operations, net (1)	$3,215	$79	$(813)	$(1,446)	$1,035
(Loss) gain on disposal of discontinued operations, net (2)	(1,588)	1,550	(147)	(15)	(200)
Income (loss) on discontinued operations	$1,627	$1,629	$(960)	$(1,461)	$835

(1)	Net of related tax benefit of $108
(2)	Net of related tax benefit of $109

	2006
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Total net revenues	$58,329	$15,255	$56,256	$16,587	$146,427
Income (loss) from discontinued operations, net (1)	$7,185	$(27)	$1,526	$(1,162)	$7,522
(Loss) gain on disposal of discontinued operations, net (2)	(3,549)	(212)	6,763	4,202	7,204
Income (loss) on discontinued operations	$3,636	$(239)	$8,289	$3,040	$14,726

(1)	Net of related tax expense of $945
(2)	Net of related tax expense of $833

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

	2005
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Total net revenues	$62,272	$16,645	$60,778	$20,663	$160,358
Income (loss) from discontinued operations, net (1)	$15,110	$(2,486)	$2,490	$3,075	$18,189
Gain (loss) on disposal of discontinued operations, net (2)	8,418	674	-	(203)	8,889
Income (loss) on discontinued operations	$23,528	$(1,812)	$2,490	$2,872	$27,078

(1)	Net of related tax expense of $0
(2)	Net of related tax expense of $0

(10)  Variable Interest Entities

     FIN No. 46(R) provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of December 31, 2007, we owned 15.5% of the voting interest (11.5% in 2006) in nine entities (collectively known as “Clipper”), each of which owns one center that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  We have paid an aggregate option purchase price for the first three option exercises of $0.9 million through December 31, 2007.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

     We have concluded that Clipper, as identified above, meets the definition of a VIE because we have agreements with the majority owners granting us the option to acquire, and the right of the owners to put to us, 100% ownership of Clipper. We have recognized $7.7 million of the option value in other long-term liabilities in our consolidated balance sheet.  The remaining $2.1 million is recorded as current in other accrued liabilities in our consolidated balance sheet.  We have not recorded any minority interest associated with the 84.5% interest that we do not own since the partnerships' net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated center rent expense of $2.6 million for the year ended December 31, 2007, and included $49.4 million of mortgage debt of Clipper in our consolidated balance sheet as of December 31, 2007, although we own less than 16% percent of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

The following provides a summary of the balance sheet impact of Clipper upon consolidation as of December 31 (in thousands):

	2007	2006

Current assets:
Cash and cash equivalents	$592	$546
Other receivables	-	565
Restricted cash, current	1,588	767
Prepaids and other assets	130	126
Total current assets	2,310	2,004

Property and equipment, net:
Land	6,171	6,171
Land improvements	29	34
Buildings	34,133	35,034
Building improvements	2,835	2,830
Equipment	153	185
Construction-in-process	-	-
Total property and equipment, net	43,321	44,254

Intangible assets, net	7,014	9,122
Intercompany	4,836	4,836

Total assets	$57,481	$60,216
Current liabilities:
Mortgages, current	$825	$736
Other accrued liabilities	2,224	597
Total current liabilities	3,049	1,333

Mortgages, net of current	48,560	49,392
Other long-term liabilities	15,163	16,464
Total long-term liabilities	63,723	65,856

Total liabilities	66,772	67,189

Stockholders' deficit:
Accumulated deficit	(9,291)	(6,973)

Total liabilities and stockholders' deficit	$57,481	$60,216

     For the year ended December 31, 2007, the consolidation of Clipper included a net loss of $1.3 million comprised of a $3.1 million charge to interest expense, a $1.3 million charge to depreciation expense partially offset by a $0.5 million credit to administrative and tax expenses and a $2.6 million credit to rent expense. For the year ended December 31, 2006, the consolidation of Clipper included a net loss of $1.9 million comprised of a $4.0 million charge to interest expense and a $1.4 million charge to depreciation expense, partially offset by a $3.5 million credit to rent expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(11)  Commitments and Contingencies

(a)  Lease Commitments

     We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option (which could extend the terms of the leases by five to ten years), escalation clauses (primarily related to inflation) and provisions for payments by us of real estate taxes, insurance and maintenance costs. Leases with a fixed escalation are accounted for on a straight-line basis. Future minimum operating lease payments as of December 31, 2007 under real estate leases and equipment leases are as follows (in thousands):

2008	$81,557
2009	73,436
2010	71,644
2011	68,666
2012	62,099
Thereafter	214,158
Total minimum lease payments	$571,560

     Center rent expense for continuing operations, totaled $72.0 million, $53.0 million and $34.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Center rent expense for discontinued operations for the years ended December 31, 2007, 2006 and 2005 was $5.0 million, $6.3 million and $6.6 million, respectively.

(b)  Purchase Commitments

     Our purchase obligations have been estimated assuming that we continue to operate the same number of centers in future periods.  The prices that we pay under our purchase commitments are subject to market risk.

     We have an agreement establishing Medline Industries, Inc. (“Medline”) as the primary medical supply vendor through January 18, 2010 for all of the long-term care centers that we operate.  The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline.  Additionally, if we choose to terminate the agreement without cause or if Medline chooses to terminate the agreement with cause, we may be required to pay Medline liquidated damages of $0.5 million if the agreement is terminated prior to January 18, 2009.

     We have an agreement establishing SYSCO Corporation (“SYSCO”) as our primary foodservice supply vendor through April 30, 2010 for all of our long-term care centers.  The agreement provides that the long-term care division shall purchase at least 80% of its foodservice supply products from SYSCO.

     We have an agreement establishing Omnicare Pharmacy Services as the primary pharmacy services vendor through December 31, 2010 for all of the long-term care centers that we currently operate and acquire during the term of the agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(c)  Insurance

     Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims, which amounts we are responsible for funding, and we have maintained excess insurance policies for claims above those amounts. Since January 1, 2004, we have had self-funded policies for $5.0 million per claim. The Harborside operations, which we acquired in April 2007, and the Peak operations, which we acquired in December 2005, utilized several different general and professional insurance programs.  We have added the Harborside and Peak operations to our general and professional liability programs.  Insurance coverage for punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions and our insurance coverages. There can be no assurance that we will not be liable for punitive damages awarded in litigation in which insurance coverage is not available.

With the exception of state-controlled workers’ compensation plans, our workers’ compensation risks are insured through high-retention insurance policies with third parties.

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers compensation reserves and general and professional liability reserves.  For both the workers compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods.  The foundation for each of these methods is our actual historical reported and/or paid loss data.  In cases where our historical data is not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods is an estimate of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported.   These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense is determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2007, we determined that the previous estimates for general and professional liability reserves for accident years prior to 2007 were overstated, based on currently available information, by $9.0 million or approximately 12.0%.  Of that amount, $6.6 million related to continuing operations and $2.4 million related to discontinued operations. There were no large or unusual settlements or significant new claims during the period. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by emergence of fewer than expected incurred but not reported claims.  In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

We also determined during 2007 that the previous estimates for workers’ compensation reserves for accident years prior to 2007 were overstated, based on currently available information, by $3.5 million or approximately 6.8%.  Of that amount, $2.0 million related to continuing operations and $1.5 million related to discontinued operations.  While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves.  There were no large or unusual settlements during the period.  The primary reason for the reduction in prior period’s reserves was more favorable development due to better experience resulting from our risk management programs in our centers and an overall improvement in our industry’s loss experience. As

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

of December 31, 2007, the discounting of the policy periods resulted in a reduction to our reserves of $11.9 million.

Activity in our insurance reserves as of and for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of January 1, 2005	$104,703	$62,799	167,502

Current year provision, continuing operations	18,938	12,666	31,604
Current year provision, discontinued operations	2,015	3,371	5,386
Prior year reserve adjustments, continuing operations	(7,682)	930	(6,752)
Prior year reserve adjustments, discontinued operations	(15,518)	901	(14,617)
Claims paid, continuing operations	(8,006)	(9,669)	(17,675)
Claims paid, discontinued operations	(11,394)	(7,116)	(18,510)
Amounts paid for administrative services and other	(4,230)	(7,776)	(12,006)
Reserve established through purchase accounting	7,628	-	7,628

Balance as of December 31, 2005	$86,454	$56,106	$142,560

Current year provision, continuing operations	25,933	17,991	43,924
Current year provision, discontinued operations	967	2,403	3,370
Prior year reserve adjustments, continuing operations	(8,863)	(2,790)	(11,653)
Prior year reserve adjustments, discontinued operations	(4,137)	(1,910)	(6,047)
Claims paid, continuing operations	(13,218)	(12,744)	(25,962)
Claims paid, discontinued operations	(8,874)	(5,548)	(14,422)
Amounts paid for administrative services and other	(3,184)	(4,469)	(7,653)
Reserve established through purchase accounting	-	2,482	2,482

Balance as of December 31, 2006	$75,078	$51,521	$126,599

Current year provision, continuing operations	29,389	25,084	54,473
Current year provision, discontinued operations	633	992	1,625
Prior year reserve adjustments, continuing operations	(6,605)	(1,994)	(8,599)
Prior year reserve adjustments, discontinued operations	(2,395)	(1,506)	(3,901)
Claims paid, continuing operations	(13,182)	(16,296)	(29,478)
Claims paid, discontinued operations	(8,302)	(4,155)	(12,457)
Amounts paid for administrative services and other	(6,121)	(6,559)	(12,680)
Reserve established through purchase accounting	17,796	14,352	32,148

Balance as of December 31, 2007	$86,291	$61,439	$147,730

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     A summary of the assets and liabilities related to insurance risks at December 31 is as indicated below (in thousands):

	2007			|	2006
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,717	$20,933	$24,650	|	$4,311	$21,073	$25,384
Non-current	-	566	566	|	-	25,977	25,977
Total	$3,717	$21,499	$25, 216	|	$4,311	$47,050	$51,361
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$20,263	$20,933	$41,196	|	$23,967	$21,073	$45,040
Non-current	66,028	40,506	106,534	|	51,111	30,448	81,559
Total	$86,291	$61,439	$147,730	|	$75,078	$51,521	$126,599

(1)
Total restricted cash excluded $15,978 and $10,474 at December 31, 2007 and 2006, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)	Total self-insurance liabilities excluded $7,450 and $3,649 at December 31, 2007 and 2006, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $50,619 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2007 and $750 and $10,694 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2006.

(d)  Construction Commitments

     As of December 31, 2007, we had construction commitments under various contracts of approximately $7.7 million. These items consisted primarily of contractual commitments to improve existing centers.

(12)  Income Taxes

     The provision for income taxes was based upon management's estimate of taxable income or loss for each respective accounting period.  We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  We also recognized as deferred tax assets the future tax benefits from net operating loss, capital loss, and tax credit carryforwards.  A valuation allowance was provided for deferred tax assets as it is more likely than not that a portion of the net deferred tax assets will not be realized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     Income tax benefit on income (losses) before discontinued operations consisted of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
Federal	$177	$(1,957)	$(1,037)
State	1,026	646	251
	1,203	(1,311)	(786)
Deferred
Federal	(10,227)	886	-
State	(2,434)	211	-
	(12,661)	1,097	-
Total	$(11,458)	$(214)	$(786)

     Actual tax benefit differed from the expected tax expense (benefit) on income (losses) before discontinued operations which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit or loss before income taxes for the years ended December 31 as follows (in thousands):
	2007	2006	2005

Computed expected tax expense (benefit)	$15,826	$4,262	$(1,086)
Adjustments in income taxes resulting from:
Change in valuation allowance	(30,687)	(4,548)	702
State income tax expense (benefit),
net of Federal income tax effect	2,459	697	(50)
Refunds from net operating loss carrybacks	(322)	(1,957)	(1,037)
Nondeductible compensation	197	623	399
Other nondeductible expenses	1,069	709	286
Total	$(11,458)	$(214)	$(786)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2007	2006

Deferred tax assets:
Accounts and notes receivable	$19,297	$12,496
Accrued liabilities	75,560	65,994
Property and equipment	-	10,670
Intangible assets	33,064	24,892
Write-down of assets held for sale	1,184	2,338
Partnership investments	3,420	-
Minimum tax and other credit carryforwards	4,906	-
State net operating loss carryforwards	9,200	4,386
Federal net operating loss carryforwards	98,630	64,470
Other	369	227
	245,630	185,473
Less valuation allowance:
Federal	(113,936)	(154,928)
State	(18,969)	(30,545)
	(132,905)	(185,473)
Total deferred tax assets	112,725	-

Deferred tax liabilities:		-
Property and equipment	(25,479)	-
Deferred tax assets, net	$87,246	$-

       During the year ended December 31, 2007, our net deferred tax assets increased by approximately $87.2 million.  This change resulted from a net increase in deferred tax assets of approximately $34.6 million, and a net decrease in our valuation allowance of approximately $52.6 million.  The net increase in deferred tax assets of $34.6 million includes $22.8 million of additional deferred tax assets from our pre-emergence period and $24.4 million of deferred tax assets from the Harborside acquisition, offset by a net decrease of $12.6 million related to current year activity.  The $52.6 million net decrease in the valuation allowance includes a $22.8 million increase related to additional deferred tax assets from our pre-emergence period, offset by a $8.6 million net decrease related to current year activity and a $66.8 million decrease due to sufficient positive evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under SFAS No. 109.  In evaluating the need to maintain a full valuation allowance on our net deferred tax assets, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of operating and taxable losses) were considered.  This assessment required significant judgment.  Based upon our estimates of future taxable income, we believe that we will more likely than not realize a portion of our net deferred tax assets.

     In connection with the fresh-start accounting adopted in 2002, our assets and liabilities were recorded at their respective fair values.  Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases.  In addition, deferred tax assets were recognized for future tax benefits of net operating loss ("NOL"), capital loss and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in connection with fresh-start accounting. In accordance with SOP 90-7, any reduction in this valuation allowance will first reduce any remaining

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  During 2007, the valuation allowance established in fresh-start accounting was reduced by $43.3 million.  As a result, remaining intangible assets recorded in fresh-start accounting of $2.8 million were eliminated, and capital in excess of par value was increased by $40.5 million.

     During 2007, we also determined that a portion of the income tax payable balance established in fresh-start accounting could be reversed.  The payable was reduced by $5.1 million, and capital in excess of par value was increased accordingly since there were no remaining intangible assets recorded in fresh-start accounting.

     In connection with purchase accounting for the Peak and Harborside mergers, acquired assets and liabilities were recorded at their respective fair values.  Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases.  In addition, deferred tax assets were recognized for future benefits of NOL and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in purchase accounting.  During 2007, the valuation allowance established in purchase accounting was reduced by $3.8 million, and goodwill was reduced accordingly.

     In addition to the decreases in the valuation allowance established in fresh-start accounting and purchase accounting, we reduced the valuation allowance established through operations by $30.7 million, which reduced our provision for income taxes.  If any future reversals of the remaining valuation allowance of $132.9 million as of December 31, 2007 should occur, then a portion of such reversal (up to $55.9 million) would increase capital in excess of par value, and a portion (up to $77.0 million) would reduce the provision for income taxes.

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

     The issuance of our common stock in connection with the acquisition of Peak in 2005 resulted in an ownership change under Section 382.  The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is approximately $10.3 million.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  In addition, a separate annual base Section 382 limitation of approximately $14.6 million is to be applied to the tax attribute carryforwards of Harborside as a result of our merger with Harborside.

     After considering the reduction in tax attributes resulting from the Section 382 limitation discussed above, we have Federal NOL carryforwards of approximately $281.8 million with expiration dates from 2008 through 2026.  Various subsidiaries have state NOL carryforwards totaling approximately $184.0 million with expiration dates through the year 2027.  Our application of the rules under Section 382 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize tax attribute carryforwards from periods prior to the ownership change dates.

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes  (“FIN 48”) - an interpretation of SFAS No. 109.  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

     Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$17,989

Reductions for tax positions of prior years	-
Additions based on tax positions related to the current year	1,417
Settlements with taxing authorities	-
Lapsing of statutes of limitations	-
Other adjustments	(13,989)

Balance at December 31, 2007	$5,417

     Other adjustments reflect changes in unrecognized tax benefits for additional facts and circumstances.  Approximately $10.0 million of these other adjustments increased our net deferred tax assets and $4.0 million reduced our income tax payable balance (part of the $5.1 million reduction disclosed above).  Neither of these other adjustments impacted our provision for income taxes.

     Included in the balance of unrecognized tax benefits at December 31, 2007 are potential tax benefits of $2.5 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.

     We recognize potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits as of December 31, 2007 was $1.2 million, and is included in the accrual for unrecognized tax benefits above.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2003.  These jurisdictions can, however, adjust NOL carryforwards from earlier years.

(13)  Fair Value of Financial Instruments

     The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$55,832	$55,832	$131,935	$131,935
Restricted cash	$41,194	$41,194	$61,835	$61,835
Long-term debt, including current portion
and capital lease obligation	$729,268	$676,556	$174,165	$161,442
Interest rate swap agreement	$4,005	$4,005	$-	$-

     The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments.  At December 31, 2007 and 2006, the fair value of our long-term debt, including current maturities, and our interest rate swap agreement was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

(14)  Capital Stock

(a)  Common Stock

     As of December 31, 2007, we had issued 43,016,042 shares of common stock.  The shares issued included (i) 9,998,917 shares in connection with the extinguishment of liabilities subject to compromise pursuant to our Plan of Reorganization implemented in connection with our emergence from Chapter 11 bankruptcy proceedings in 2002, (ii) 4,425,232 shares issued in a private placement of our common stock in February 2004, (iii) 760,000 shares in payment of deferred rent as part of our restructuring plan initiated in 2003, (iv) 8,721,890 shares in connection with the acquisition of Peak, (v) 6,900,000 shares issued in a public offering in December 2005 (vi) 11,500,000 shares issued in a public offering in December 2006, (vii) 657,405 shares in stock awards to our employees and directors, and (viii) 52,598 shares upon exercise of warrants.

(b)  Warrants

     In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which warrants for 1,707,924 shares have a strike price of $12.65, warrants for 62,160 shares have a strike price of $12.82, and warrants for 247,813 shares have a strike price of $15.87. As of December 31, 2007, 1,965,299 warrants remained outstanding.  The warrants expire in February 2009.

(c)  Equity Incentive Plan

     Our 2004 Equity Incentive Plan (the “2004 Plan”), as amended, allows for the issuance of up to 5.6 million

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

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

     Pursuant to the 2004 Plan, as of December 31, 2007 our employees and directors held options to purchase 1,781,050 shares of common stock, 10,398 shares of unvested restricted common stock, and 852,658 unvested restricted stock units. During the year ended December 31, 2007, we issued 244,692 shares of common stock upon the vesting of restricted stock shares, restricted stock units and the exercise of stock options.

     As of December 31, 2007, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

     Upon our acquisition of Peak, we assumed the Peak 1998 Stock Incentive Plan (the “Peak Plan”).  As of December 31, 2007, our employees held options to purchase 3,187 shares of common stock under the Peak Plan, and 97,650 shares had been issued upon the exercise of stock options.  No additional awards will be made under the Peak Plan.

     Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  Under APB No. 25, stock options granted at market required no recognition of compensation cost with a share-based compensation pro forma disclosure regarding the pro forma effect on net earnings for the year ended December 31, 2005, assuming compensation cost had been recognized in accordance with SFAS No. 123 (in thousands, except per share amounts):

Net income as reported(1)	$24,761
Compensation expense	(1,469)
Net income (pro forma)	$23,292

Net income per share:
Basic:
Net income as reported	$1.55
Compensation expense	(0.09)
Net income pro forma	$1.46
Diluted:
Net income as reported	$1.55
Compensation expense	(0.09)
Net income pro forma	$1.46

(1)	Includes total charges to our consolidated statements of income related to stock-based employee compensation cost of $1.3 million for the year ended December 31, 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  We adopted SFAS No. 123(R) using the modified-prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and for all awards granted to employees prior to the effective date that remain unvested on the effective date.  Results for prior periods have not been restated.

     The adoption of SFAS No. 123(R) reduced income before income taxes and discontinued operations, and net income (loss) for the year ended December 31, 2007, by $1.6 million.  Basic earnings per share of $1.36 and diluted earnings per share of $1.33 for the year ended December 31, 2007, respectively, were not impacted by the adoption of SFAS No. 123(R).  Pursuant to SFAS No. 123(R), the cash flows resulting from the tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) should be classified as financing cash flows.  However, since we have a net operating loss carryforward that is increased by any excess tax benefit, then the tax benefit is not recognized until the deduction actually reduces current taxes payable. As of December 31, 2007, total unrecognized compensation cost related to stock option awards, including awards granted in 2006 and 2007, was $3.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

     A summary of option activity under the 2004 Plan, the Director Plan and the Peak Plan during the year ended December 31, 2007 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
Options	(in thousands)	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2007	1,492	$7.52
Granted	468	12.28
Exercised	(122)	7.18
Forfeited	(57)	8.53
Outstanding at December 31, 2007	1,781	$8.75	5	$14,996

Exercisable at December 31, 2007	821	$7.49	5	$7,951

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

A summary of option activity under the 2004 Plan, the Director Plan and the Peak Plan during the year ended December 31, 2006 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	1,383	$ 7.03
Granted (1)	369	8.17
Exercised	(126)	4.43
Forfeited (2)	(134)	7.13
Outstanding at December 31, 2006	1,492	$ 7.52	6	$ (7,624)

Exercisable at December 31, 2006	648	$ 7.37	6	$ (3,408)

(1)	Includes 340 performance share awards earned during 2006.
(2)	Includes 14 performance share forfeitures.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $6.38, $4.40 and $3.37, respectively.

     Pursuant to SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of our stock.  The expected term of options granted is derived using a temporary “shortcut approach” of our “plain vanilla” employee stock options. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2007 and 2006 was $6.38 and $4.40, respectively.  The significant assumptions in the valuation model for the years ended December 31 are as follows:

	2007	2006
Expected volatility	52.36% - 80.62%	57.15% - 80.62%
Weighted-average volatility	63.21%	67.60%
Expected term (in years)	4.75	4.75
Risk-free rate	3.02% - 5.03%	3.02% - 4.66%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

In connection with the restricted stock awards granted to employees, under APB No. 25, we recognized the full fair value of the shares of nonvested restricted stock awards.  A summary of restricted stock activity with our share-based compensation plans during the year ended December 31, 2007, is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value

Nonvested at January 1, 2007	587	$7.92
Granted	468	12.53
Vested	(153)	7.98
Forfeited	(69)	8.86
Nonvested at December 31, 2007	833	10.42

     A summary of restricted stock activity with our share-based compensation plans during the year ended December 31, 2006, is as follows:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2006	370	$9.17
Granted (1)	357	8.22
Vested	(95)	14.03
Forfeited (2)	(45)	7.54
Nonvested at December 31, 2006	587	7.92

(1)	Includes 340 performance shares earned during 2006.
(2)	Includes 18 performance share forfeitures.

     The total fair value of restricted shares vested during the year ended December 31, 2007 was $2.0 million, and $1.2 million for the year ended December 31, 2006.

(15)  Other Events

(a)  Litigation

     We are a party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have allegedly resulted in injury or death to the residents of our centers, claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations, financial condition and cash flows. In certain states in which we have or have had operations, insurance coverage for the risk of punitive damages arising from general

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. It is our understanding that Harborside’s involvement relates to its Medicare billings for durable medical equipment. Although the complaint remains under seal pending completion of the DOJ’s investigation, it is our understanding that neither Sun Healthcare Group, Inc. nor any of its other subsidiaries is a defendant in this litigation.  We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion.  Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations, financial condition and cash flows.

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

DECEMBER 31, 2007

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

     The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At December 31, 2007, we operated 213 long-term care centers (consisting of 190 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers, which includes 75 centers acquired in the Harborside business combination) with 24,002 licensed beds as compared with 141 long-term care centers (consisting of 118 skilled nursing centers, 13 assisted living and independent living centers, seven mental health centers, and three specialty acute care hospitals) with 15,447 licensed beds at December 31, 2006.

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers. At December 31, 2007, this segment provided services in 33 states to 416 centers, 309 nonaffiliated and 107 affiliated, as compared to 382 centers at December 31, 2006, of which 295 were nonaffiliated and 87 were affiliated.

Medical Staffing Services:  For the year ended December 31, 2007, this segment provided services in 38 states and derived 60.0% of its revenues from hospitals and other providers, 23.0% from skilled nursing centers, 10.4% from schools and 6.7% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of December 31, 2007, this segment had 30 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists and two division offices specializing in permanent placement of healthcare professionals.

     Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

     The accounting policies of the segments are the same as those described in Note 3 – “Summary of Significant Accounting Policies.” We primarily evaluate segment performance based on profit or loss from operations before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and No. 142 and restructuring costs are not considered in the evaluation of segment performance. Interest expense is recorded in the segment carrying the obligation to which the interest relates.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

     Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

As of and for the
Year Ended
December 31, 2007		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$1,396,950	$82,198	$108,082	$77	$-	$1,587,307	$71,557

Intersegment revenues	-	44,857	3,150	-	(48,007)	-	-

Total revenues	1,396,950	127,055	111,232	77	(48,007)	1,587,307	71,557

Operating salaries and benefits	710,733	106,173	85,441	-	-	902,347	29,946

Self insurance for workers'
compensation and general and
professional liability insurance	41,969	1,782	1,656	471	-	45,878	(2,279)

Other operating costs	359,061	6,292	11,165	24	(48,007)	328,535	36,405

General and administrative expenses	32,000	4,978	2,974	64,835	-	104,787	264

Provision (adjustment) for losses on
accounts receivable	9,984	(670)	103	-	-	9,417	928

Segment operating income (loss)	$243,203	$8,500	$9,893	$(65,253)	$-	$196,343	$6,293

Center rent expense	70,898	208	907	-	-	72,013	5,047

Depreciation and amortization	26,313	528	749	3,947	-	31,537	263

Interest, net	11,520	11	16	32,833	-	44,380	56

Net segment income (loss)	$134,472	$7,753	$8,221	$(102,033)	$-	$48,413	$927

Identifiable segment assets	$1,105,918	$15,430	$37,217	$724,553	$(521,049)	$1,362,069	$11,757

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277	$-

Segment capital expenditures	$27,662	$1,324	$426	$3,589	$-	$33,001	$449

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, loss on contract termination, loss on extinguishment of debt, income tax benefit and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, loss on contract termination, income tax benefit and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

As of and for the
Year Ended
December 31, 2006		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$838,372	$80,623	$85,866	$36	$-	$1,004,897	$146,427

Intersegment revenues	-	38,663	998	-	(39,661)	-	-

Total revenues	838,372	119,286	86,864	36	(39,661)	1,004,897	146,427

Operating salaries and benefits	412,629	100,655	69,499	-	-	582,783	80,949

Self insurance for workers'
compensation and general and
professional liability insurance	29,678	1,390	903	300	-	32,271	(2,677)

Other operating costs	229,417	6,778	4,988	(13)	(39,661)	201,509	48,495

General and administrative expenses	18,764	6,696	2,526	49,856	-	77,842	1,159

Provision for losses on accounts
receivable	10,587	156	247	-	-	10,990	1,790

Segment operating income (loss)	$137,297	$3,611	$8,701	$(50,107)	$-	$99,502	$16,711

Center rent expense	51,933	219	813	-	-	52,965	6,345

Depreciation and amortization	11,735	365	749	1,859	-	14,708	1,683

Interest, net	13,416	(11)	158	4,941	-	18,504	216

Net segment income (loss)	$60,213	$3,038	$6,981	$(56,907)	$-	$13,325	$8,467

Identifiable segment assets	$374,689	$12,111	$33,453	$702,429	$(521,040)	$601,642	$19,781

Goodwill	$50,045	$-	$5,047	$-	$-	$55,092	$-

Segment capital expenditures	$16,909	$422	$412	$2,857	$-	$20,600	$1,558

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before Center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, loss on contract termination, income tax benefit and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, loss on contract termination, income tax benefit and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

As of and for the
Year Ended
December 31, 2005		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$575,957	$79,674	$70,534	$661	$-	$726,826	$160,359

Intersegment revenues	-	36,952	613	-	(37,565)	-	-

Total net revenues	575,957	116,626	71,147	661	(37,565)	726,826	160,359

Operating salaries and benefits	293,181	95,866	56,791	(1)	-	445,837	87,520

Self insurance for workers'
compensation and general and
professional liability insurance	21,798	1,736	946	372	-	24,852	(9,231)

Other operating costs (1)	155,511	7,626	4,371	10	(37,565)	129,953	51,942

General and administrative expenses	13,453	7,351	2,748	47,195	-	70,747	1,389

Provision (adjustment) for losses on
accounts receivable	3,623	(691)	221	-	-	3,153	1,855

Segment operating income (loss)	$88,391	$4,738	$6,070	$(46,915)	$-	$52,284	$26,884

Center rent expense	33,384	336	738	-	-	34,458	6,622

Depreciation and amortization	6,685	234	376	966	-	8,261	1,715

Interest, net	7,309	(17)	49	4,461	-	11,802	358

Net segment income (loss)	$41,013	$4,185	$4,907	$(52,342)	$-	$(2,237)	$18,189

Identifiable segment assets	$356,103	$12,645	$33,773	$591,233	$(520,985)	$472,769	$39,536

Goodwill (2)	$75,941	$-	$4,919	$-	$-	$80,860	$405

Segment capital expenditures	$10,290	$706	$309	$3,541	$-	$14,846	$2,570

______________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, loss on asset impairment, restructuring costs, net, income tax benefit and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, loss on asset impairment, restructuring costs, net, income tax benefit and discontinued operations.

(1)  Includes $408 for loss on extinguishment of debt in Inpatient Services.

(2)  Inpatient Services goodwill primarily relates to the Peak acquisition, which was accounted for on a preliminary basis.  In 2006, $29,615 was reallocated to property and equipment and identifiable intangible assets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

Measurement of Segment Income or Loss

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See Note 3 – “Summary of Significant Accounting Policies”).  We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

     The following table reconciles net segment income (loss) to consolidated income (loss) before income taxes and discontinued operations for the years ended December 31 (in thousands):

	2007	2006	2005

Net segment income (loss)	$48,413	$13,325	$(2,237)
Loss on asset impairment	-	-	(361)
Restructuring costs, net	-	-	(122)
Loss on contract termination	-	(975)	-
Loss on extinguishment of debt	(3,173)	-	-
Loss on sale of assets, net	(23)	(172)	(383)
Income (loss) before income taxes and
discontinued operations	$45,217	$12,178	$(3,103)

(17)  401(k) Plan

     We have a defined contribution plan (the “401(k) plan”). Employees who have completed three months of service are eligible to participate. Effective January 1, 2004, the 401(k) plan allows for a discretionary employer match of contributions made by participants for any participants employed on the last day of the year. We may make matching contributions under this plan of 25% of a participant’s contribution, up to 6% of the participant's compensation. Expenses for discretionary matching contributions are recognized in the year they are determined. In January 2007, matching contributions for the 2006 participant contributions of $0.9 million were authorized.  In January 2008, matching contributions for the 2007 participant contributions of $1.4 million were authorized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

(18) Summarized Consolidating Information

In connection with the Company's offering of the Notes in April 2007, certain subsidiaries of the Company (the “Guarantors”) have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured.

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company (the “Parent”), the wholly-owned Guarantors, and the Company's non-Guarantor subsidiaries with respect to the Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors. Current and deferred taxes are provided for by the Parent. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the condensed consolidating statement of cash flows.

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEETS

As of  December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$30,221	$23,547	$2,064	$-	$55,832
Restricted cash	27,441	6,370	3,554	-	37,365
Accounts receivable, net	-	187,144	1,747	(9)	188,882
Other receivables, net	21	1,667	(53)	-	1,635
Prepaid expenses and other assets	2,039	9,463	153	-	11,655
Assets held for sale	912	9,015	(3)	-	9,924
Deferred tax assets	35,344	-	10	-	35,354
Total current assets	95,978	237,206	7,472	(9)	340,647
Property and equipment, net	8,924	507,022	70,026	-	585,972
Intangible assets, net	41,612	14,142	1,290	-	57,044
Goodwill, net	-	324,277	-	-	324,277
Restricted cash, non-current	566	3,263	-	-	3,829
Other assets, net	5,190	4,939	36	-	10,165
Deferred tax assets	51,993	-	(101)	-	51,892
Investment in subsidiaries	249,903	-	-	(249,903)	-
Total assets	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

Current liabilities:
Accounts payable	$14,203	$38,095	$547	$(9)	$52,836
Accrued compensation and benefits	8,100	53,270	586	-	61,956
Accrued self-insurance obligations, current	5,509	39,822	3,315	-	48,646
Income taxes payable	3,000	-	-	-	3,000
Liabilities held for sale	-	3,181	-	-	3,181
Other accrued liabilities	15,063	36,667	6,272	-	58,002
Current portion of long-term debt	3,549	23,752	1,148	-	28,449
Capital leases, current	211	645	-	-	856
Total current liabilities	49,635	195,432	11,868	(9)	256,926
Accrued self-insurance obligations, net of current	36,415	69,690	429	-	106,534
Long-term debt, net of current	546,687	86,815	65,618	-	699,120
Capital leases, net of current	52	791	-	-	843
Unfavorable lease obligations, net	-	24,949	(5,989)	-	18,960
Intercompany balances	(444,757)	448,544	(3,787)	-	-
Other long-term liabilities	18,986	18,064	7,667	-	44,717
Total liabilities	207,018	844,285	75,806	(9)	1,127,100

Minority interest	892	100	(522)	-	470

Stockholders’ equity:
Common stock	430	-	-	-	430
Additional paid-in capital	600,199	-	-	-	600,199
Accumulated deficit	(351,970)	246,464	3,439	(249,903)	(351,970)
Accumulated other comprehensive loss	(2,403)	-	-	-	(2,403)
Total stockholders' equity	246,256	246,464	3,439	(249,903)	246,256
Total liabilities and stockholders' equity	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING BALANCE SHEETS

As of  December 31, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$119,810	$11,337	$788	$-	$131,935
Restricted cash	27,335	4,571	846	-	32,752
Accounts receivable, net	-	116,710	381	-	117,091
Other receivables, net	261	835	1,115	-	2,211
Prepaid expenses and other assets	1,856	6,182	75	-	8,113
Assets held for sale	897	4,614	1,661	-	7,172
Total current assets	150,159	144,249	4,866	-	299,274
Property and equipment, net	6,508	157,310	53,726	-	217,544
Intangible assets, net	1,876	10,509	1,306	-	13,691
Goodwill, net	(3,834)	58,926	-	-	55,092
Restricted cash, non-current	25,977	3,106	-	-	29,083
Other assets, net	2,329	(9,165)	(7,340)	20,915	6,739
Investment in subsidiaries	98,180	-	-	(98,180)	-
Total assets	$281,195	$364,935	$52,558	$(77,265)	$621,423

Current liabilities:
Accounts payable	$12,350	$29,854	$1,196	$-	$43,400
Accrued compensation and benefits	8,561	33,025	1,137	-	42,723
Accrued self-insurance obligations, current	(3,345)	45,225	6,809	-	48,689
Income taxes payable	8,848	(1)	(48)	-	8,799
Liabilities held for sale	-	825	847	-	1,672
Other accrued liabilities	4,356	23,438	5,942	-	33,736
Current portion of long-term debt	3,696	18,861	959	-	23,516
Capital leases, current	189	305	-	-	494
Total current liabilities	34,655	151,532	16,842	-	203,029
Accrued self-insurance obligations, net of current	35,141	45,989	429	-	81,559
Long-term debt, net of current	16,707	78,308	54,444	-	149,459
Capital leases, net of current	278	418	-	-	696
Unfavorable lease obligations, net	-	21,409	(7,986)	-	13,423
Intercompany balances	47,559	(47,060)	(21,414)	20,915	-
Other long-term liabilities	2,722	17,110	9,292	-	29,124
Total liabilities	137,062	267,706	51,607	20,915	477,290

Stockholders’ equity:
Common stock	429	-	-	-	429
Additional paid-in capital	553,275	-	-	-	553,275
Accumulated deficit	(409,480)	97,229	951	(98,180)	(409,480)
Less: common stock held in treasury	(91)	-	-	-	(91)
Total stockholders' equity	144,133	97,229	951	(98,180)	144,133
Total liabilities and stockholders' equity	$281,195	$364,935	$52,558	$(77,265)	$621,423

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$78	$1,617,160	$18,076	$(48,007)	$1,587,307
Costs and expenses:
Operating salaries and benefits	-	893,262	9,085	-	902,347
Self insurance for workers’ compensation
and general and professional liability
insurance	470	44,921	487	-	45,878
Other operating costs	-	372,649	3,893	(48,007)	328,535
Center rent expense	-	74,140	(2,127)	-	72,013
General and administrative expenses(1)	65,991	38,779	17	-	104,787
Depreciation and amortization	3,947	25,533	2,057	-	31,537
Provision for losses on accounts receivable	-	9,111	306	-	9,417
Interest, net	32,170	7,794	4,416	-	44,380
Loss on extinguishment of debt	3,173	-	-	-	3,173
Loss on sale of assets, net	-	23	-	-	23
Income from investment in subsidiaries	(150,890)	-	-	150,890	-
Total costs and expenses	(45,139)	1,466,212	18,134	102,883	1,542,090

Income (loss) before income taxes and
discontinued operations	45,217	150,948	(58)	(150,890)	45,217
Income tax benefit	(11,458)	-	-	-	(11,458)
Income (loss) from continuing operations	56,675	150,948	(58)	(150,890)	56,675

Discontinued operations:
Income from discontinued
operations, net	1,035	(44)	1,079	(1,035)	1,035
(Loss) gain on disposal of discontinued
operations, net	(200)	(1,669)	1,467	202	(200)
Income (loss) on discontinued operations, net	835	(1,713)	2,546	(833)	835

Net income	$57,510	$149,235	$2,488	$(151,723)	$57,510

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$36	$1,036,062	$8,460	$(39,661)	$1,004,897
Costs and expenses:
Operating salaries and benefits	-	578,422	4,361	-	582,783
Self insurance for workers’ compensation
and general and professional liability
insurance	290	31,784	197	-	32,271
Other operating costs	-	239,174	1,996	(39,661)	201,509
Center rent expense	-	56,484	(3,519)	-	52,965
General and administrative expenses(1)	49,583	28,241	18	-	77,842
Depreciation and amortization	1,858	11,178	1,672	-	14,708
Provision for losses on accounts receivable	-	10,919	71	-	10,990
Interest, net	4,233	9,740	4,531	-	18,504
Loss on contract or lease termination	-	975	-	-	975
(Gain) loss on sale of assets, net	(72)	235	9	-	172
Income from investment in subsidiaries	(68,034)	-	-	68,034	-
Total costs and expenses	(12,142)	967,152	9,336	28,373	992,719

Income (loss) before income taxes and
discontinued operations	12,178	68,910	(876)	(68,034)	12,178
Income tax expense	(214)	-	-	-	(214)
Income (loss) from continuing operations	27,156	68,910	(876)	(82,798)	12,392

Discontinued operations:
Income from discontinued
operations, net	7,522	4,627	2,895	(7,522)	7,522
Gain (loss) on disposal of discontinued
operations, net	7,204	(3,402)	10,644	(7,242)	7,204
Income on discontinued operations, net	14,726	1,225	13,539	(14,764)	14,726

Net income	$27,118	$70,135	$12,663	$(82,798)	$27,118

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2005
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$33	$755,995	$8,392	$(37,594)	$726,826
Costs and expenses:
Operating salaries and benefits	-	442,060	3,777	-	445,837
Self insurance for workers’ compensation
and general and professional liability
insurance	324	24,170	358	-	24,852
Other operating costs	-	164,978	2,161	(37,594)	129,545
Center rent expense	-	37,971	(3,513)	-	34,458
General and administrative expenses(1)	45,931	25,270	3	-	70,747
Depreciation and amortization	955	5,804	1,502	-	8,261
Provision for losses on accounts receivable	-	3,114	39	-	3,153
Interest, net	3,656	3,791	4,355	-	11,802
Loss on asset impairment	-	361	-	-	361
Restructuring costs, net	122	-	-	-	122
Loss (gain) on sale of assets, net	1,018	178	(813)	-	383
Loss on extinguishment of debt, net	-	-	408	-	408
Income from investment in subsidiaries	(48,817)	-	-	48,817	-
Total costs and expenses	3,189	707,240	8,277	11,223	729,929

(Loss) income before income taxes and
discontinued operations	(3,156)	48,755	115	(48,817)	(3,103)
Income tax expense	(839)	53	-	-	(786)
(Loss) income from continuing operations	(2,317)	48,702	115	(48,817)	(2,317)

Discontinued operations:
Income from discontinued operations,
net	18,189	739	17,450	(18,189)	18,189
Gain on disposal of discontinued operations,
net	8,889	823	711	(1,534)	8,889
Income on discontinued operations, net	27,078	1,562	18,161	(19,723)	27,078

Net income	$24,761	$50,264	$18,276	$(68,540)	$24,761

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities, including discontinued operations	$(34,392)	$122,142	$(3,913)	$-	$83,837

Cash flows from investing activities:
Capital expenditures	(3,642)	(29,368)	(440)	-	(33,450)
Exercise of real estate purchase options	7,487	(63,949)	-	-	(56,462)
Proceeds from sale of assets held for sale	3,851	3,238	500	-	7,589
Acquisitions	(367,757)	(697)	-	-	(368,454)
Net cash provided by (used for) investing activities	(360,061)	(90,776)	60	-	(450,777)

Cash flows from financing activities:
Net repayments under Credit Agreement	(9,994)	-	-	-	(9,994)
Long-term debt borrowings	324,142	10,404	12,454	-	347,000
Long-term debt repayments	(18,119)	(28,694)	(6,563)	-	(53,376)
Principal payments under capital lease obligation	(219)	(866)	(48)	-	(1,133)
Net proceeds from issuance of common stock	1,459	-	-	-	1,459
Distribution of partnership equity and minority interest	-	-	(714)	-	(714)
Deferred financing costs	(18,045)	-	-	-	(18,045)
Release of third party collateral	25,640	-	-	-	25,640
Net cash provided by (used for) financing activities	304,864	(19,156)	5,129	-	290,837
Net (decrease) increase in cash and cash equivalents	(89,589)	12,210	1,276	-	(76,103)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$30,221	$23,547	$2,064	$-	$55,832

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities, including discontinued operations	$(21,182)	$29,850	$1,151	$-	$9,819

Cash flows from investing activities:
Capital expenditures	(2,721)	(18,842)	(595)	-	(22,158)
Proceeds from sale of assets held for sale	20,469	1,540	-	-	22,009
Acquisitions	-	(3,356)	-	-	(3,356)
Other investing	150	838	-	-	988
Net cash provided by (used for) investing activities	17,898	(19,820)	(595)	-	(2,517)

Cash flows from financing activities:
Net repayments under Revolving Loan Agreement	(693)	-	-	-	(693)
Long-term debt borrowings	-	11,636	34,300	-	45,936
Long-term debt repayments	(3,651)	(19,952)	(34,637)	-	(58,240)
Principal payments under capital lease obligation	(154)	(863)	(87)	-	(1,104)
Net proceeds from issuance of common stock	122,240	-	-	-	122,240
Distribution of partnership equity	-	-	(147)	-	(147)
Net cash provided by (used for) financing activities	117,742	(9,179)	(571)	-	107,992
Net increase (decrease) in cash and cash equivalents	114,458	851	(15)	-	115,294
Cash and cash equivalents at beginning of period	5,352	10,486	803	-	16,641
Cash and cash equivalents at end of period	$119,810	$11,337	$788	$-	$131,935

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2005
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities, including discontinued operations	$(43, 189)	$32,294	$2,582	$-	$(8,313)

Cash flows from investing activities:
Capital expenditures	(3,539)	(12,117)	(1,760)	-	(17,416)
Proceeds from sale of assets held for sale	2,157	8,585	-	-	10,742
Acquisitions	-	(17,698)	(118)	-	(17,816)
Other investing	-	-	237	-	237
Net cash used for investing activities	(1,382)	(21,230)	(1,641)	-	(24,253)

Cash flows from financing activities:
Net repayments under Revolving Loan
Agreement	(233)	-	-	-	(233)
Long-term debt borrowings	-	5,428	5,572	-	11,000
Long-term debt repayments	(2,722)	(10,285)	(6,488)	-	(19,495)
Net proceeds from issuance of common stock	38,428	-	-	-	38,428
Distribution of partnership equity	-	-	(327)	-	(327)
Net cash provided by (used for) financing activities	35, 473	(4,857)	(1,243)	-	29,373
Net (decrease) increase in cash and cash equivalents	(9,098)	6,207	(302)	-	(3,193)
Cash and cash equivalents at beginning of period	14,450	4,279	1,105	-	19,834
Cash and cash equivalents at end of period	$5,352	$10,486	$803	$-	$16,641

(19) Subsequent Event

We and certain of our subsidiaries, as lessees, entered into an Amended and Restated Master Lease Agreement with Omega Healthcare Investors, Inc. and certain of its subsidiaries, as lessors, dated as of February 1, 2008 (the “Omega Lease”). The Omega Lease consolidated the terms of three different lease agreements that governed lease arrangements for 35 of our skilled nursing centers, five of our mental health facilities and two of our hospitals.  The Omega Lease terminates in 2013, except as to six properties located in Colorado and Idaho, in which case the termination date occurs in 2017.  We have options to renew the Omega Lease as to all of the properties upon expiration of the respective lease terms. If exercised, the term of the Omega Lease would initially be extended until December 31, 2023; a second ten-year option would extend the term through December 31, 2033.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

     The following tables reflect unaudited quarterly financial data for fiscal years 2007 and 2006 (in thousands, except per share data):

	For the Year
	Ended
	December 31, 2007 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$450,549	$439,570	$434,612	$262,576	$1,587,307

Income from continuing
operations (2)	$37,087	$5,166	$10,869	$3,553	$56,675

Income (loss) from discontinued
Operations	$(1,735)	$30	$2,171	$369	$835

Net income	$35,352	$5,196	$13,040	$3,922	$57,510

Basic earnings per common and
common equivalent share:
Income from continuing
operations	$0.86	$0.12	$0.25	$0.08	$1.34
Income (loss) from discontinued
operations	(0.04)	-	0.05	0.01	0.02
Net income	$0.82	$0.12	$0.30	$0.09	$1.36

Diluted earnings per common and
common equivalent share:
Income from continuing
operations	$0.83	$0.12	$0.25	$0.08	$1.31
Income (loss) from discontinued
operations	(0.04)	-	0.05	0.01	0.02
Net income	$0.79	$0.12	$0.30	$0.09	$1.33

Weighted average number of
common and common equivalent
shares outstanding:
Basic	43,174	43,114	42,993	42,908	42,350
Diluted	44,528	44,266	43,735	44,029	43,390

1

	For the Year
	Ended
	December 31, 2006 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$258,436	$252,777	$247,700	$245,984	$1,004,897

Income (loss) from continuing
operations (3)	$9,012	$(923)	$4,332	$(29)	$12,392

Income from discontinued
operations	$10,853	$(271)	$2,975	$1,169	$14,726

Net income (loss)	$19,865	$(1,194)	$7,307	$1,140	$27,118

Basic earnings per common and
common equivalent share:
Income (loss) from continuing
operations	$0.28	$(0.03)	$0.14	$-	$0.39
Income (loss) from discontinued
operations	0.33	(0.01)	0.09	0.04	0.47
Net income (loss)	$0.61	$(0.04)	$0.23	$0.04	$0.86

Diluted earnings per common and
common equivalent share:
Income (loss) from continuing
operations	$0.27	$(0.03)	$0.14	$-	$0.39
Income (loss) from discontinued
operations	0.33	(0.01)	0.09	0.04	0.46
Net income (loss)	$0.60	$(0.04)	$0.23	$0.04	$0.85

Weighted average number of
common and common equivalent
shares outstanding:
Basic	32,750	31,345	31,264	31,174	31,638
Diluted	33,069	31,345	31,446	31,228	31,788

(1)
In accordance with SFAS No. 144, we have reclassified all activity related to the operations of divested entities for the years ended December 31, 2007, 2006 and 2005 to discontinued operations.  Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and income (loss) on discontinued operations will not reflect the amounts reported previously in our Quarterly Reports on Form 10-Q filed with the SEC.  However, net income (loss) remains the same.

(2)
We recorded a benefit of $30.7 million from the reversal of a portion of the valuation allowance on our net deferred tax assets (see Note 12 – “Income Taxes”).  We also recognized a $2.3 million recovery of uncollectible receivables due to an indemnifications claim against the previous Peak stockholders (see Note 7 – “Acquisitions”).  Additionally, we expensed a $3.2 million debt extinguishment cost initially incurred at the time of the Harborside acquisition, which we then expensed in the fourth quarter with the finalization of purchase accounting.  The fourth quarter results reflect $3.5 million of reversals of prior years’ self insurance reserves.

(3)
We recorded a loss on contract termination of $0.1 million, and loss on sale of assets of $0.1 million.  We also recorded a 32% effective tax rate for the first three quarters of 2006.  During the fourth quarter, we were able to record a tax benefit for the realization of post-emergence temporary differences and refunds from NOL carrybacks which resulted in an effective tax rate for the year of approximately 5%. In addition, we recognized a $2.5 million non-cash charge to account for certain lease rate escalation clauses during the year (see Note 3 – “Significant Accounting Policies”).  During the fourth quarter, we recognized an additional $2.8 million in provision for accounts receivable that were unbillable at the date of the Peak acquisition.

2

INSURANCE RESERVES

Activity in our insurance reserves as of and for the three months ending December 31, 2007 and 2006 is as follows:

	Professional Liability	Workers’ Compensation	Total

Balance as of September 30, 2006	$81,719	$55,601	$137,320

Current year provision, continuing operations	5,093	4,497	9,590
Current year provision, discontinued operations	(410)	172	(238)
Prior year reserve adjustments, continuing operations	(3,493)	(2,790)	(6,283)
Prior year reserve adjustments, discontinued operations	(1,507)	(1,910)	(3,417)
Claims paid, continuing operations	(3,204)	(3,076)	(6,280)
Claims paid, discontinued operations	(2,141)	(974)	(3,115)
Amounts paid for administrative services and other	(979)	(2,481)	(3,460)
Reserve established through purchase accounting	-	2,482	2,482

Balance as of December 31, 2006	$75,078	$51,521	$126,599

Balance as of September 30, 2007	$89,634	$61,689	$151,323

Current year provision, continuing operations	6,507	7,509	14,016
Current year provision, discontinued operations	95	198	293
Prior year reserve adjustments, continuing operations	(2,643)	-	(2,643)
Prior year reserve adjustments, discontinued operations	(857)	-	(857)
Claims paid, continuing operations	(3,082)	(5,344)	(8,426)
Claims paid, discontinued operations	(1,944)	(912)	(2,856)
Amounts paid for administrative services and other	(1,419)	(1,701)	(3,120)

Balance as of December 31, 2007	$86,291	$61,439	$147,730

3

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Additions		Balance at
	Beginning	Costs and	Charged to	Deductions	End of
Description	of Period	Expenses(1)	Other Accounts(2)	Other(3)	Period
Year ended December 31, 2007
Allowance for doubtful accounts	$24,866	$10,072	$19,011	$(11,805)	$42,144
Other receivable reserve	$3,064	$273	$-	$(1,750)	$1,587

Year ended December 31, 2006
Allowance for doubtful accounts	$29,384	$12,763	$-	$(17,281)	$24,866
Other receivable reserve	$2,909	$17	$138	$-	$3,064

Year ended December 31, 2005
Allowance for doubtful accounts	$40,293	$5,009	$6,229	$(22,147)	$29,384
Other receivable reserve	$5,739	$-	$-	$(2,830)	$2,909

(1)
Charges included in provision for losses on accounts receivable, of which $928, $1,790, and $1,855, respectively, for the years ended December 31, 2007, 2006 and 2005, relate to discontinued operations.  The year ended December 31, 2007 also included a recovery of $2.3 million related to an indemnification claim against the former shareholders of Peak (see Note 7 – “Acquisitions”).

(2)	Column C primarily represents increases that resulted from acquisition activity (see Note 7 – “Acquisitions”).

(3)	Column D primarily represents write offs and recoveries of receivables that have been fully reserved.

4