Form 10-Q
period 2008-03-31
SUN HEALTHCARE GROUP INC
filed 2008-05-01
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

As of April  29, 2008, there were 43,023,204 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 - 4
	As of March 31, 2008 (unaudited)
	As of December 31, 2007

	Consolidated Income Statements	5
	For the three months ended March 31, 2008 and 2007 (unaudited)

	Consolidated Statements of Cash Flows	6
	For the three months ended March 31, 2008 and 2007 (unaudited)

	Notes to Consolidated Financial Statements	7 - 25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 6.	Exhibits	38

Signature		38

References throughout this document to the “Company,” “Sun,” “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its subsidiaries.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this “10-Q”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements regarding our expected future financial position, results of operations, cash flows, integration of the operations of Harborside Healthcare Corporation, indebtedness, lease obligations and liquidity, financing plans, business strategies, budgets, estimates of critical accounting policies, projected costs and capital expenditures, competitive position, growth opportunities, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs and the impact of regulatory initiatives and government investigations and audits that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations and words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” "intend,” “may” and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

We caution investors that any forward-looking statements made by us are not guarantees of future performance.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. Such material differences may result from the factors described in our 2007 Annual Report on Form 10-K (see Item 1A – “Risk Factors”) and other factors that are unknown to us or may be beyond our control.  Such risks should be carefully considered before any investment is made in our securities.  Given these risks and other uncertainties, we can give no assurances that any of the events or circumstances described in our forward-looking statements will in fact transpire, or that the impact of such events or circumstances will be material to our business and financial condition.  Therefore undue reliance should not be placed on such forward-looking statements.
___________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$62,882	$55,832
Restricted cash	37,926	37,365
Accounts receivable, net of allowance for doubtful accounts
of $44,069 and $42,144 at March 31, 2008
and December 31, 2007, respectively	201,082	188,882
Other receivables, net of allowance for doubtful accounts
of $1,587 and $1,587 at March 31, 2008 and
December 31, 2007, respectively	1,256	1,635
Prepaid expenses and other assets	16,206	11,655
Assets held for sale	10,727	9,924
Deferred tax assets	36,579	35,354

Total current assets	366,658	340,647

Property and equipment, net of accumulated depreciation and
amortization of $86,155 and $77,028 at March 31, 2008 and
December 31, 2007, respectively	583,090	585,972
Intangible assets, net of accumulated amortization of $8,415 and
$6,729 at March 31, 2008 and December 31, 2007,
respectively	55,347	57,044
Goodwill	324,277	324,277
Restricted cash, non-current	3,263	3,829
Deferred tax assets	48,838	51,892
Other assets	6,475	10,165

Total assets	$1,387,948	$1,373,826

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Current liabilities:
Accounts payable	$51,246	$52,836
Accrued compensation and benefits	63,070	61,956
Accrued self-insurance obligations, current portion	51,365	48,646
Income taxes payable	3,480	3,000
Liabilities held for sale	3,411	3,181
Other accrued liabilities	64,500	58,002
Current portion of long-term debt and capital lease obligations:
Company obligations	30,979	28,480
Clipper partnerships	845	825

Total current liabilities	268,896	256,926

Accrued self-insurance obligations, net of current portion	105,766	106,534
Long-term debt and capital lease obligations, net of current portion:
Company obligations	646,120	651,403
Clipper partnerships	48,336	48,560
Unfavorable lease obligations, net of accumulated amortization of $14,611 and $13,799 at March 31, 2008 and
December 31, 2007, respectively	18,148	18,960
Other long-term liabilities	45,725	44,717

Total liabilities	1,132,991	1,127,100

Commitments and contingencies (Note 8)

Minority interest	577	470

Stockholders’ equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, no shares were issued or outstanding as of
March 31, 2008 and December 31, 2007	-	-
Common stock of $.01 par value, authorized 125,000,000
shares; 43,022,398 and 43,016,042 shares issued and
outstanding as of March 31, 2008 and December 31, 2007,
respectively	430	430
Additional paid-in capital	601,467	600,199
Accumulated deficit	(343,393)	(351,970)
Accumulated other comprehensive loss, net	(4,124)	(2,403)
	254,380	246,256

Total liabilities and stockholders’ equity	$1,387,948	$1,373,826

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the
	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Total net revenues	$458,242	$262,576
Costs and expenses:
Operating salaries and benefits	258,737	152,275
Self-insurance for workers’ compensation and general and
professional liability insurance	15,202	10,289
Operating administrative expenses	11,939	7,591
Other operating costs	95,420	52,145
Center rent expense	18,804	13,429
General and administrative expenses	16,586	12,832
Depreciation and amortization	9,709	3,876
Provision for losses on accounts receivable	3,363	2,148
Interest, net of interest income of $545 and $1,186, respectively	14,431	2,062
(Gain) loss on sale of assets	(77)	8
Total costs and expenses	444,114	256,655

Income before income taxes and discontinued operations	14,128	5,921
Income tax expense	5,654	2,368
Income from continuing operations	8,474	3,553

Discontinued operations:
Income from discontinued operations, net of related taxes	165	720
Loss on disposal of discontinued operations, net of related
taxes	(62)	(350)
Income from discontinued operations, net	103	370

Net income	$8,577	$3,923

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.20	$0.08
Income from discontinued operations, net	-	0.01
Net income	$0.20	$0.09

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.19	$0.08
Income from discontinued operations, net	-	0.01
Net income	$0.19	$0.09

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,067	42,908
Diluted	44,474	44,029

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the
	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$8,577	$3,923
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	9,717	3,956
Amortization of favorable and unfavorable lease intangibles	(503)	(213)
Provision for losses on accounts receivable	3,301	2,523
(Gain) loss on sale of assets, including discontinued operations, net	(15)	357
Stock-based compensation expense	965	750
Deferred taxes	1,829	-
Minority interest	107	-
Other	-	2
Changes in operating assets and liabilities:
Accounts receivable	(15,501)	(2,050)
Other receivables	368	537
Restricted cash	5	721
Prepaid expenses and other assets	(5,702)	(6,558)
Assets and liabilities held for sale	(528)	-
Accounts payable	(1,598)	(3,925)
Accrued compensation and benefits	1,114	(1,666)
Accrued self-insurance obligations	1,951	(846)
Income taxes payable	470	2,426
Other accrued liabilities	6,528	1,230
Other long-term liabilities	1,679	404
Net cash provided by operating activities	12,764	1,571

Cash flows from investing activities:
Capital expenditures	(5,916)	(7,250)
Proceeds from sale of assets held for sale	3,777	3,238
Acquisitions	(307)	-
Net cash used for investing activities	(2,446)	(4,012)

Cash flows from financing activities:
Net borrowings under Credit Agreement	-	6
Long-term debt repayments	(2,820)	(29,607)
Principal payments under capital lease obligations	(264)	(540)
Proceeds from issuance of common stock	39	573
Distribution of partnership equity	(223)	(256)
Net cash used for financing activities	(3,268)	(29,824)

Net increase (decrease) in cash and cash equivalents	7,050	(32,265)
Cash and cash equivalents at beginning of period	55,832	131,935
Cash and cash equivalents at end of period	$62,882	$99,670

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

Business

Our subsidiaries provide long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 213 long-term care centers in 25 states as of March 31, 2008.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at March 31, 2008, and the consolidated results of our operations and cash flows for the three-month periods ended March 31, 2008 and 2007, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”), about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We are currently assessing the impact of SFAS No. 161 on our consolidated financial position and results of operations.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial statements to conform to the 2008 financial statement presentation.  Specifically, we have reclassified the results of operations of certain centers held for sale (see Note 6 – “Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with accounting principles generally accepted in the United States.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(2)  Acquisition

On April 19, 2007, we acquired Harborside Healthcare Corporation (“Harborside”), a privately-held healthcare company based in Boston, Massachusetts that operated 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states.  The application of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, was completed as of March 31, 2008.

The following unaudited summarized pro forma results of operations for the three months ended March 31, 2007 assume that the Harborside acquisition occurred at the beginning of the period (information for the three months ended March 31, 2008 are the actual results of operation for that period).  The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(actual)	(pro forma)

Revenues	$458,242	$425,143
Costs and expenses:
Operating costs	366,096	342,914
Center rent expense	18,804	20,383
Depreciation and amortization	9,709	8,628
Interest, net	14,431	6,706
Non-operating costs	35,074	42,713
Total costs and expenses	444,114	421,344

Income before income taxes and
discontinued operations	14,128	3,799
Income tax expense	5,654	1,548
Income from continuing operations	8,474	2,251
Income (loss) from discontinued operations, net	103	(195)
Net income	$8,577	$2,056

Earnings per share:
Basic:
Income from continuing operations	$0.20	$0.05
Net income	$0.20	$0.05

Diluted:
Income from continuing operations	$0.19	$0.05
Net income	$0.19	$0.05

(3)  Loan Agreements

We have issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes (the “Notes”). The Notes, of which $200.0 million remain outstanding, are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries and are unsecured by any assets (see Note 12 – “Summarized Consolidating Information”).  The Notes mature on April 15, 2015, and we are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium as per the terms of the Notes.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8%.  The Notes pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We have entered into a Credit Agreement with a group of lenders for which Credit Suisse acts as administrative agent and collateral agent (the “Credit Agreement”).  The Credit Agreement, which is collateralized by substantially all of our assets, provides for $365.0 million in term loans (all of which have been funded and $349.0 million of which is outstanding as of March 31, 2008 - see Note 4 – “Long-Term Debt and Capital Lease Obligations”), a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.

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

We have entered into an interest rate swap agreement for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to increases in interest rates by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $100.0 million and terminates in July 2010.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 5.388%.  At March 31, 2008, and December 31, 2007, the fair value of the interest rate swap agreement was a liability of $6.9 million and $4.0 million, respectively, which is based upon quoted prices in active markets for similar arrangements.

The interest rate swap agreement qualifies for hedge accounting treatment under SFAS No. 133 and has been designated as a cash flow hedge.  Hedge effectiveness testing for the three months ended March 31, 2008, indicates that the swap is a fully effective hedge and as such, the derivative mark-to-market adjustment increased our other comprehensive loss by $1.7 million, net of related tax benefit.  The full balance of accumulated other comprehensive loss is due to accounting for our interest rate swap.  We do not anticipate any of this amount to be reclassified into earnings within the next year.  Also, since the swap is a fully effective hedging arrangement, there is no amount related to hedging ineffectiveness to expense.

Our net long-term debt of $726.3 million includes $49.2 million of debt of our nine partnerships and limited liability companies (collectively known as “Clipper”). We own 34% of the equity interests of Clipper, but due to our consolidation of the Clipper entities as variable interest entities, we include all of the Clipper indebtedness on our balance sheet (see Note 7 – “Variable Interest Entities”).  Of the $31.8 million current portion of long-term debt as of March 31, 2008, $0.8 million represents Clipper debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(4)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2008	December 31, 2007

Revolving credit agreement	$-	$-
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.5% to 10.9%, collateralized by various centers (1)(2)(3)	175,737	177,712
Term loan agreement	348,983	349,857
Senior subordinated notes	200,000	200,000
Capital leases (3)	1,560	1,699
Total long-term obligations	726,280	729,268
Less amounts due within one year	(31,824)	(29,305)
Long-term obligations, net of current portion	$694,456	$699,963

(1)	Includes fair value premium of $0.2 million related to the acquisition of Peak Medical Corporation (“Peak”) in December 2005 and $0.6 million related to the acquisition of Harborside in April 2007.
(2)	Includes $49.2 million and $49.4 million related to the consolidation of Clipper as of March 31, 2008 and December 31, 2007, respectively (see Note 7 – “Variable Interest Entities”).
(3)	Excludes $0.8 million, at December 31, 2007, reclassified to liabilities held for sale (see Note 6 – “Discontinued Operations and Assets and Liabilities Held for Sale”).

The scheduled or expected maturities of long-term obligations, excluding premiums, as of March 31, 2008, were as follows (in thousands):

2009	$31,824
2010	7,845
2011	15,738
2012	36,501
2013	7,648
Thereafter	625,983
$725,539

Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  $845, $902, $962, $1,020, $1,095, and $44,357 for 2009, 2010, 2011, 2012, 2013 and thereafter, respectively (see Note 7 – “Variable Interest Entities”).

(5)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements.  Issued in February 2008, FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS No. 157.  FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities. There was no material impact on our consolidated financial position and results of operations for the three months ended March 31, 2008.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

SFAS No. 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted market prices in active markets for identical assets or liabilities.

Level 2:
Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

We endeavor to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  We have determined that the $6.9 million long-term liability for our instrument rate swap agreement is level 2 in the fair value hierarchy above.  A portion of our restricted cash, $1,261, is in money market funds, which qualifies for Level 1 in the fair value hierarchy above.  We currently have no other financial instruments subject to fair value measurement on a recurring basis.

(6) Discontinued Operations and Assets and Liabilities Held for Sale

(a) Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of assets to be disposed of, disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated income statements.

Inpatient Services: During 2007, we reclassified two hospitals and one skilled nursing center into discontinued operations because they qualified as assets held for sale. In the first quarter of 2007, we sold a skilled nursing center that was classified as held for sale since 2006 for $4.9 million and recorded a net loss of $0.5 million.

Other discontinued operations are principally comprised of the operations of a regional provider of adolescent rehabilitation and special education services.

(b) Assets and Liabilities Held for Sale

As of March 31, 2008, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $0.5 million, primarily consisting of property and equipment, (ii) two hospitals with a net carrying amount of $5.9 million, consisting of $9.2 million in assets, offset in part by $3.3 million in liabilities, and (iii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	March 31, 2008
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$12,135	$-	$-	$4,319	$16,454

Income (loss) from discontinued
operations, net (1)	$544	$(43)	$36	$(372)	$165
(Loss) gain on disposal of
discontinued operations, net (2)	(16)	-	(47)	1	(62)
Income (loss) from discontinued
operations, net	$528	$(43)	$(11)	$(371)	$103

(1) Net of related tax expense of $129
(2) Net of related tax expense of $10

	For the Three Months Ended
	March 31, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$13,807	$4,120	$-	$4,139	$22,066

Income from discontinued
operations, net (1)	$374	$236	$5	$105	$720
Loss (income) on disposal of
discontinued operations, net (2)	(376)	-	41	(15)	(350)
Income (loss) from discontinued
operations, net	$(2)	$236	$46	$90	$370

(1) Net of related tax benefit of $43
(2) Net of related tax benefit of $190

(7)  Variable Interest Entities

The FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46(R)”), which provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of March 31, 2008, we owned 34% of the voting interest (15.5% at March 31, 2007) in the nine Clipper entities, each of which owns one center that we operate in New Hampshire. Clipper’s objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million, of which we have paid an aggregate of $3.0 million through March 31, 2008.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

We have concluded that Clipper meets the definition of a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $5.3 million of the option value in other long-term liabilities in our consolidated balance sheets.  The remaining $2.0 million is recorded as current in other accrued liabilities in our consolidated balance sheets.  We have not recorded any minority interest associated with the 66% interest in which we do not own since the partnerships’ net equity was a deficit

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated center rent expense of $0.7 million and $0.4 million for each of the three months ended March 31, 2008 and 2007, respectively, and included $49.2 million and $49.4 million of mortgage debt of Clipper in our consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively, although we own 34% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

The following provides the balance sheet impact of Clipper upon consolidation as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$528	$592
Restricted cash, current	1,842	1,588
Prepaids and other assets	57	130
Total current assets	2,427	2,310

Property and equipment, net:
Land	6,171	6,171
Land improvements	28	29
Buildings	33,915	34,133
Building improvements	2,746	2,835
Equipment	150	153
Construction in progress	3	-
Total property and equipment, net	43,013	43,321

Intangible assets, net	6,487	7,014
Intercompany	4,836	4,836

Total assets	$56,763	$57,481

Current liabilities:
Mortgages, current	$845	$825
Other accrued liabilities	2,192	2,224
Total current liabilities	3,037	3,049

Mortgages, net of current	48,336	48,560
Other long-term liabilities	14,708	15,163
Total long-term liabilities	63,044	63,723

Total liabilities	66,081	66,772

Stockholders’ deficit:
Accumulated deficit	(9,318)	(9,291)

Total liabilities and stockholders’ deficit	$56,763	$57,481

For the three months ended March 31, 2008, the consolidation of Clipper included a net loss of $0.3 million comprised of a $0.8 million charge to interest expense, and a $0.3 million charge to depreciation expense, partially offset by a $0.7 million credit to rent expense and a $0.1 million credit to taxes and other expense. For the three months ended March 31, 2007, the consolidation of Clipper included a net loss of $0.5 million comprised of a $0.6 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.4 million credit to rent expense and a $0.1 million credit to taxes and other expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(8)  Commitments and Contingencies

Insurance

Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims ($5.0 million per claim since January 1, 2004), which amounts we are responsible for funding, and we have maintained excess insurance policies for claims above those amounts. The Harborside operations, which we acquired in April 2007, and the Peak operations, which we acquired in December 2005, utilized several different general and professional insurance programs.  We have added the Harborside and Peak operations to our general and professional liability programs.  Insurance coverage for punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions and our insurance coverages. There can be no assurance that we will not be liable for punitive damages awarded in litigation in which insurance coverage is not available.

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

Activity in our insurance reserves as of and for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2007	$75,078	$51,521	$126,599
Current year provision, continuing operations	6,305	3,984	10,289
Current year provision, discontinued operations	234	313	547
Claims paid, continuing operations	(1,849)	(2,276)	(4,125)
Claims paid, discontinued operations	(2,938)	(1,172)	(4,110)
Amounts paid for administrative services and other	(1,963)	(1,063)	(3,026)
Balance as of March 31, 2007	$74,867	$51,307	$126,174

Balance as of January 1, 2008	$86,291	$61,439	$147,730
Current year provision, continuing operations	8,647	6,555	15,202
Current year provision, discontinued operations	139	172	311
Claims paid, continuing operations	(4,308)	(4,673)	(8,981)
Claims paid, discontinued operations	(1,066)	(693)	(1,759)
Amounts paid for administrative services and other	(1,052)	(2,026)	(3,078)
Balance as of March 31, 2008	$88,651	$60,774	$149,425

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at March 31, 2008 and December 31, 2007 is as indicated (in thousands):

	March 31, 2008				December 31, 2007
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,593	$20,764	$24,357	|	$3,717	$20,933	$24,650
Non-current	-	-	-	|	-	566	566
Total	$3,593	$20,764	$24,357	|	$3,717	$21,499	$25,216
				|
Liabilities (2)(3):				|
Self-insurance				|
Liabilities				|
Current	$20,479	$23,180	$43,659	|	$20,263	$20,933	$41,196
Non-current	68,172	37,594	105,766	|	66,028	40,506	106,534
Total	$88,651	$60,774	$149,425	|	$86,291	$61,439	$147,730

(1)
Total restricted cash above excludes $16,832 and $15,978 at March 31, 2008 and December 31, 2007, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities in the table excludes $7,706 and $7,450 at March 31, 2008 and December 31, 2007, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $50,619 for general and professional liability insurance and workers’ compensation, respectively, as of March 31, 2008 and as of December 31, 2007.

(9)  Income Taxes

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

A valuation allowance of $132.9 million has been provided for deferred tax assets.  The realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income.  Based on these considerations, we believe that a reduction of some or all of the valuation allowance may be possible by the end of 2008 if appropriate levels of profitability are attained.

Any reduction in the portion of the valuation allowance that was established in fresh-start accounting when we emerged from bankruptcy in February 2002 ($55.9 million) would increase additional paid-in capital.  Any reduction in the portion of the valuation allowance that was established after our emergence from bankruptcy ($77.0 million) would result in a reduction of our income tax expense.  There was no change in the valuation allowance during the first quarter of 2008.

The provision for income taxes of $5.7 million for the three months ended March 31, 2008 is based on a combined federal and state income tax rate of approximately 40%.  The provision for income taxes of $2.4 million for the three months ended March 31, 2007 was also based on a combined income tax rate of approximately 40%.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Internal Revenue Code (“IRC”) Section 382 imposes a limitation on the use of a company’s NOL carryforwards and other losses when the company has an ownership change.  In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any three-year testing period beginning on the first day following the change date for an earlier ownership change.  The annual base IRC Section 382 limitation is calculated by multiplying the loss corporation’s value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the Internal Revenue Service (“IRS”) in the month of the ownership change or the two preceding months.

The issuance of our common stock in connection with the acquisition of Peak in 2005 resulted in an ownership change under IRC Section 382.  The annual base IRC Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is approximately $10.3 million.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  In addition, a separate annual base IRC Section 382 limitation of approximately $14.6 million is to be applied to the tax attribute carryforwards of Harborside as a result of our acquisition of Harborside.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $107.0 million of NOLs which can be used to offset U.S. taxable income in 2008.

Our application of the rules under IRC Section 382 is subject to challenge upon IRS audit.  A successful challenge could significantly impact our ability to utilize deductions, losses and tax credits generated prior to the dates of the Peak and Harborside acquisitions.

After considering the reduction in tax attributes from the IRC Section 382 limitations resulting from the Peak and Harborside acquisitions, we have federal NOL carryforwards of approximately $265.8 million with expiration dates from 2008 through 2026.  Various subsidiaries have state NOL carryforwards totaling approximately $168.0 million with expirations dates through the year 2027.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. We had gross unrecognized tax benefits of $5.4 million as of December 31, 2007.  If recognized, $2.5 million would impact the effective tax rate.  As of March 31, 2008, there have been no material changes to our total amount of gross unrecognized tax benefits or to the total amount of unrecognized tax benefits that would impact the effective tax rate.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.

We recognize accrued interest related to unrecognized tax benefits as a component of income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest expense related to unrecognized tax benefits was $1.2 million as of December 31, 2007.  As of March 31, 2008, there has been no material change to the amount of accrued interest expense related to unrecognized tax benefits.

We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2003.  These jurisdictions can, however, adjust NOL carryforwards from earlier years.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  We adjust these reserves in light of changing facts and circumstances and new information, such as the closing of a tax audit or the refinement of an estimate.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

(10)  Other Events

(a)  Litigation

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

The Kentucky Attorney General’s office has commenced an investigation that relates to potentially all of our 19 centers in Kentucky, which we acquired in April 2007 in the Harborside acquisition.  We became aware of this investigation after receipt of subpoenas by many of our centers for records of certain of our current and former residents for specified periods of time between 2005 and 2008.  We have not been informed of the precise nature of the investigation, although we are cooperating with the Attorney General’s office.

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

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At March 31, 2008, we operated 213 long-term care centers (consisting of 190 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

with 24,002 licensed beds as compared with 139 long-term care centers (consisting of 118 skilled nursing centers, 13 assisted living and independent living centers, seven mental health centers, and one specialty acute care hospital) with 15,198 licensed beds at March 31, 2007.

Rehabilitation Therapy Services:  This segment provides primarily physical, occupational and speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers.  At March 31, 2008, this segment provided services in 32 states to 418 centers, of which 312 were nonaffiliated and 106 were affiliated, as compared to 390 centers, of which 303 were nonaffiliated and 87 were affiliated at March 31, 2007.

Medical Staffing Services: As of March 31, 2008, this segment provided services in 34 states and derived 62.3% of its revenues from hospitals and other providers, 21.6% from skilled nursing centers, 11.7% from schools and 4.4% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of March 31, 2008, this segment had 29 branch offices which provided temporary therapy, nursing and physician staffing services in major metropolitan areas, one branch office which specialized in the placement of temporary traveling therapists, and one branch office which specialized in temporary pharmaceutical staffing.

Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

The accounting policies of the segments are the same as those described in Note 3 – “Summary of Significant Accounting Policies” of our 2007 Form 10-K.  We primarily evaluate segment performance based on profit or loss from operations before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and restructuring costs are not considered in the evaluation of segment performance.  Interest expense is recorded in the segment carrying the obligation to which the interest relates.

Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment:

As of and for the
Three Months Ended
March 31, 2008			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$406,853	$21,710	$29,668	$11	$-	$458,242	$16,454

Intersegment revenues	-	14,291	533	-	(14,824)	-	-

Total revenues	406,853	36,001	30,201	11	(14,824)	458,242	16,454

Operating salaries and benefits	206,338	29,926	22,473	-	-	258,737	5,776

Self-insurance for workers’
compensation and general and
professional liability insurance	14,218	527	342	115	-	15,202	311

Other operating costs	104,873	1,502	3,869	-	(14,824)	95,420	8,686

General and administrative expenses	9,512	1,617	811	16,585	-	28,525	231

Provision (adjustment) for losses
on accounts receivable	2,942	89	332	-	-	3,363	(62)

Segment operating income (loss)	$68,970	$2,340	$2,374	$(16,689)	$-	$56,995	$1,512

Center rent expense	18,470	86	248	-	-	18,804	1,209

Depreciation and amortization	8,701	126	195	687	-	9,709	7

Interest, net	3,318	-	(1)	11,114	-	14,431	3

Net segment income (loss)	$38,481	$2,128	$1,932	$(28,490)	$-	$14,051	$293

Identifiable segment assets	$1,109,916	$14,307	$37,875	$732,891	$(521,050)	$1,373,939	$14,009

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277	$-

Segment capital expenditures	$5,299	$51	$34	$482	$-	$5,866	$50

______________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net gain (loss) on sale of assets, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings, net gain (loss) on sale of assets, net, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
March 31, 2007			Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment		Discontinued
	Services	Services	Services	Corporate	Eliminations	Consolidated	Operations

Revenues from external customers	$218,142	$20,680	$23,747	$7	$-	$262,576	$22,066

Intersegment revenues	-	10,262	187	-	(10,449)	-	-

Total revenues	218,142	30,942	23,934	7	(10,449)	262,576	22,066

Operating salaries and benefits	107,327	26,048	18,900	-	-	152,275	8,786

Self-insurance for workers’
compensation and general and
professional liability insurance	9,511	397	294	87	-	10,289	546

Other operating costs	59,053	1,717	1,806	18	(10,449)	52,145	10,442

General and administrative expenses	5,306	1,257	1,026	12,834	-	20,423	55

Provision (adjustment) for losses
on accounts receivable	2,116	(80)	112	-	-	2,148	375

Segment operating income (loss)	$34,829	$1,603	$1,796	$(12,932)	$-	$25,296	$1,862

Center rent expense	13,180	50	199	-	-	13,429	1,069

Depreciation and amortization	3,155	116	169	436	-	3,876	79

Interest, net	2,483	10	15	(446)	-	2,062	38

Net segment income (loss)	$16,011	$1,427	$1,413	$(12,922)	$-	$5,929	$676

Identifiable segment assets	$372,176	$13,211	$34,632	$675,884	$(521,053)	$574,850	$14,812

Goodwill	$50,045	$-	$4,560	$-	$-	$54,605	$-

Segment capital expenditures	$5,890	$796	$97	$407	$-	$7,190	$60

______________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net gain (loss) on sale of assets, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings, net gain (loss) on sale of assets, net, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations for the three months ended March 31 (in thousands):

	2008	2007

Net segment income	$14,051	$5,929
Gain (loss) on sale of assets	77	(8)
Consolidated income before income taxes
and discontinued operations	$14,128	$5,921

(12) Summarized Consolidating Information

In connection with the Company’s offering of the Notes in April 2007, certain of our subsidiaries (the “Guarantors”) have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

We conduct all of our business through and derive virtually all of our income from our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness (including the Notes) and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is for the Company (the “Parent”), the 100% owned Guarantors, and the Parent’s non-Guarantor subsidiaries with respect to the Notes. This summarized financial information has been prepared from the books and records maintained by the Parent, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the condensed consolidating statement of cash flows.

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$42,797	$18,457	$1,628	$-	$62,882
Restricted cash	27,176	6,826	3,924	-	37,926
Accounts receivable, net	-	198,696	2,395	(9)	201,082
Other receivables, net	14	1,405	-	(163)	1,256
Prepaid expenses and other assets	6,433	9,712	583	(522)	16,206
Assets held for sale	930	9,786	11	-	10,727
Deferred tax assets	-	37,188	1,296	(1,905)	36,579
Total current assets	77,350	282,070	9,837	(2,599)	366,658
Property and equipment, net	8,718	504,864	69,508	-	583,090
Intangible assets, net	40,457	13,640	1,250	-	55,347
Goodwill	-	324,277	-	-	324,277
Restricted cash, non-current	-	3,263	-	-	3,263
Deferred tax assets	6,171	56,413	-	(13,746)	48,838
Other assets	1,486	4,953	5,526	(5,490)	6,475
Intercompany balances	505,591	-	13,112	(518,703)	-
Investment in subsidiaries	275,530	-	-	(275,530)	-
Total assets	$915,303	$1,189,480	$99,233	$(816,068)	$1,387,948

Current liabilities:
Accounts payable	$14,571	$36,174	$510	$(9)	$51,246
Accrued compensation and benefits	7,562	54,738	770	-	63,070
Accrued self-insurance obligations, current portion	3,798	44,907	2,660	-	51,365
Income taxes payable	3,480	-	-	-	3,480
Liabilities held for sale	-	3,411	-	-	3,411
Other accrued liabilities	21,041	37,608	6,014	(163)	64,500
Current portion of long-term debt and capital lease obligations	3,711	26,944	1,169	-	31,824
Deferred tax liabilities	1,905	-	-	(1,905)	-
Total current liabilities	56,068	203,782	11,123	(2,077)	268,896
Accrued self-insurance obligations, net of current portion	35,647	69,690	429	-	105,766
Long-term debt and capital lease obligations, net of current portion	545,860	83,284	65,312	-	694,456
Unfavorable lease obligations, net	-	23,638	-	(5,490)	18,148
Deferred tax liabilities	-	-	13,746	(13,746)	-
Intercompany balances	-	518,703	-	(518,703)	-
Other long-term liabilities	23,348	17,106	5,271	-	45,725
Total liabilities	660,923	916,203	95,881	(540,016)	1,132,991

Minority interest	-	1,099	-	(522)	577

Stockholders’ equity:
Common stock	430	-	-	-	430
Additional paid-in capital	601,467	-	-	-	601,467
Accumulated deficit	(343,393)	272,178	3,352	(275,530)	(343,393)
Accumulated other comprehensive loss, net	(4,124)	-	-	-	(4,124)
Total stockholders’ equity	254,380	272,178	3,352	(275,530)	254,380
Total liabilities and stockholders’ equity	$915,303	$1,189,480	$99,233	$(816,068)	$1,387,948

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of  December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$30,221	$23,547	$2,064	$-	$55,832
Restricted cash	27,441	6,370	3,554	-	37,365
Accounts receivable, net	-	187,144	1,747	(9)	188,882
Other receivables, net	21	1,667	(53)	-	1,635
Prepaid expenses and other assets	2,039	9,463	153	-	11,655
Assets held for sale	912	9,015	(3)	-	9,924
Deferred tax assets	35,344	-	10	-	35,354
Total current assets	95,978	237,206	7,472	(9)	340,647
Property and equipment, net	8,924	507,022	70,026	-	585,972
Intangible assets, net	41,612	14,142	1,290	-	57,044
Goodwill	-	324,277	-	-	324,277
Restricted cash, non-current	566	3,263	-	-	3,829
Deferred tax assets	51,933	-	(101)	-	51,892
Other assets	5,190	4,939	36	-	10,165
Investment in subsidiaries	249,903	-	-	(249,903)	-
Total assets	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

Current liabilities:
Accounts payable	$14,203	$38,095	$547	$(9)	$52,836
Accrued compensation and benefits	8,100	53,270	586	-	61,956
Accrued self-insurance obligations, current portion	5,509	39,822	3,315	-	48,646
Income taxes payable	3,000	-	-	-	3,000
Liabilities held for sale	-	3,181	-	-	3,181
Other accrued liabilities	15,063	36,667	6,272	-	58,002
Current portion of long-term debt and capital lease obligations	3,760	24,397	1,148	-	29,305
Total current liabilities	49,635	195,432	11,868	(9)	256,926
Accrued self-insurance obligations, net of current portion	36,415	69,690	429	-	106,534
Long-term debt and capital lease obligations, net of current portion	546,739	87,606	65,618	-	699,963
Unfavorable lease obligations, net	-	24,949	(5,989)	-	18,960
Intercompany balances	(444,757)	448,544	(3,787)	-	-
Other long-term liabilities	18,986	18,064	7,667	-	44,717
Total liabilities	207,018	844,285	75,806	(9)	1,127,100

Minority interest	892	100	(522)	-	470

Stockholders’ equity:
Common stock	430	-	-	-	430
Additional paid-in capital	600,199	-	-	-	600,199
Accumulated deficit	(351,970)	246,464	3,439	(249,903)	(351,970)
Accumulated other comprehensive loss, net	(2,403)	-	-	-	(2,403)
Total stockholders’ equity	246,256	246,464	3,439	(249,903)	246,256
Total liabilities and stockholders’ equity	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$12	$467,411	$5,643	$(14,824)	$458,242
Costs and expenses:
Operating salaries and benefits	1	255,678	3,058	-	258,737
Self-insurance for workers’ compensation and
general and professional liability insurance	115	14,927	160	-	15,202
General and administrative expenses (1)	16,586	11,939	-	-	28,525
Other operating costs	-	109,041	1,203	(14,824)	95,420
Center rent expense	-	19,375	(571)	-	18,804
Depreciation and amortization	687	8,462	560	-	9,709
Provision for losses on accounts receivable	-	3,244	119	-	3,363
Interest, net	11,113	2,154	1,164	-	14,431
Gain on sale of assets	(77)	-	-	-	(77)
Income from investment in subsidiaries	(25,627)	-	-	25,627	-
Total costs and expenses	2,798	424,820	5,693	10,803	444,114

Income (loss) before income taxes and
discontinued operations	(2,786)	42,591	(50)	(25,627)	14,128
Income tax (benefit) expense	(11,362)	17,036	(20)	-	5,654
Income (loss) from continuing operations	8,576	25,555	(30)	(25,627)	8,474

Discontinued operations:
Income from discontinued operations, net	1	163	1	-	165
(Loss) gain on disposal of discontinued
operations, net	-	(4)	(58)	-	(62)
Income (loss) on discontinued operations, net	1	159	(57)	-	103

Net income (loss)	$8,577	$25,714	$(87)	$(25,627)	$8,577

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$8	$270,942	$2,075	$(10,449)	$262,576
Costs and expenses:
Operating salaries and benefits	-	151,159	1,116	-	152,275
Self-insurance for workers’ compensation and
general and professional liability insurance	87	10,106	96	-	10,289
General and administrative expenses (1)	13,097	7,322	4	-	20,423
Other operating costs	-	62,213	381	(10,449)	52,145
Center rent expense	-	13,854	(425)	-	13,429
Depreciation and amortization	436	2,987	453	-	3,876
Provision for losses on accounts receivable	-	2,143	5	-	2,148
Interest, net	(617)	1,906	773	-	2,062
Loss on sale of assets	-	8	-	-	8
Income from investment in subsidiaries	(18,916)	-	-	18,916	-
Total costs and expenses	(5,913)	251,698	2,403	8,467	256,655

Income (loss) before income taxes and
discontinued operations	5,921	19,244	(328)	(18,916)	5,921
Income tax expense	2,368	-	-	-	2,368
(Loss) income from continuing operations	3,553	19,244	(328)	(18,916)	3,553

Discontinued operations:
Income from discontinued operations, net	720	696	24	(720)	720
(Loss) gain on disposal of discontinued
operations, net	(350)	(555)	205	350	(350)
Income (loss) on discontinued operations, net	370	141	229	(370)	370

Net income (loss)	$3,923	$19,385	$(99)	$(19,286)	$3,923

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$10,167	$2,519	$78	$-	$12,764

Cash flows from investing activities:
Capital expenditures	(481)	(5,429)	(6)	-	(5,916)
Proceeds from sale of assets held for sale	3,777	-	-	-	3,777
Acquisitions	-	(307)	-	-	(307)
Net cash provided by (used for) investing activities	3,296	(5,736)	(6)	-	(2,446)

Cash flows from financing activities:
Long-term debt repayments	(874)	(1,661)	(285)	-	(2,820)
Principal payments under capital lease obligations	(52)	(212)	-	-	(264)
Proceeds from issuance of common stock	39	-	-	-	39
Distribution of partnership equity	-	-	(223)	-	(223)
Net cash used for financing activities	(887)	(1,873)	(508)	-	(3,268)
Net increase (decrease) in cash and cash equivalents	12,576	(5,090)	(436)	-	7,050
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$42,797	$18,457	$1,628	$-	$62,882

For the Three Months Ended March 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(27,802)	$27,880	$1,493	$-	$1,571

Cash flows from investing activities:
Capital expenditures	(399)	(6,473)	(378)	-	(7,250)
Proceeds from assets held for sale	-	3,238	-	-	3,238
Net cash used for investing activities	(399)	(3,235)	(378)	-	(4,012)

Cash flows from financing activities:
Net borrowings under Credit Agreement	6	-	-	-	6
Long-term debt repayments	(3,177)	(26,111)	(319)	-	(29,607)
Principal payments under capital lease obligations	(46)	(462)	(32)	-	(540)
Proceeds from issuance of common stock	573	-	-	-	573
Distribution of partnership equity	-	-	(256)	-	(256)
Net cash used for financing activities	(2,644)	(26,573)	(607)	-	(29,824)
Net (decrease) increase in cash and cash equivalents	(30,845)	(1,928)	508	-	(32,265)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$88,965	$9,409	$1,296	$-	$99,670

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 213 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers with 24,002 licensed beds located in 25 states as of March 31, 2008. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

	For the Three Months Ended
Sources of Revenues	March 31, 2008		March 31, 2007
	(dollars in thousands)
Consolidated:
Medicaid	$182,623	39.9%	$101,650	38.7%
Medicare	131,639	28.7	67,189	25.6
Private pay and other	143,980	31.4	93,737	35.7
Total	$458,242	100.0%	$262,576	100.0%

Inpatient Only:
Medicaid	$182,605	44.9%	$101,623	46.6%
Medicare	128,894	31.7	65,412	30.0
Private pay and other	95,354	23.4	51,107	23.4
Total	$406,853	100.0%	$218,142	100.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

to be paid is determined by classifying each patient into one of 53 resource utilization group (“RUG”) categories that are based upon each patient’s acuity level.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care (“LTC”) centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the Three Months Ended
March 31, 2008	March 31, 2007
$411.37	$365.70

The Centers for Medicare and Medicaid Services of the Department of Health and Human Services issued a final rule which includes a 3.3% market basket increase effective for the 2008 federal fiscal year which commenced on October 1, 2007.  We estimate that the implementation of this market basket increase has increased our revenues by approximately $3.5 million per quarter.

The Balanced Budget Act of 1997 established limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception is currently in place for LTC patients until at least July 1, 2008. In the event that Congress does not extend the exception process, we do not anticipate a material impact on our earnings.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our LTC centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the Three Months Ended
March 31, 2008	March 31, 2007
$165.90	$148.53

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

Private Payors

During the three months ended March 31, 2008, we received 31.4% of our revenues from commercial insurance, long-term care centers that utilize our specialty medical services, self-pay center residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

Critical Accounting Policies Update

In October 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which effectively defines fair value for purposes of accounting principles generally accepted in the United States and expands disclosures of fair value measurements.  SFAS No. 157 changes the underlying methodology of establishing fair value for our financial instruments, including our interest rate swap agreement (see Note 3 – “Loan Agreements” and Note 5 – “Fair Value of Financial Instruments”).  There was no material impact on our financial condition upon adoption of SFAS No. 157 for our financial assets and financial liabilities.

We believe there have been no significant changes, other than the adoption of SFAS No. 157, during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”),  about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We are currently assessing the impact of SFAS No. 161 on our consolidated financial position and results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our historical consolidated income statements and certain percentage relationships for the three months ended March 31 (dollars in thousands):

			As a Percentage of Net Revenues

	2008	2007	2008	2007
	(unaudited)	(unaudited)

Total net revenues	$458,242	$262,576	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	258,737	152,275	56.6	57.9
Self-insurance for workers’ compensation and general
and professional liabilities	15,202	10,289	3.3	3.9
General and administrative expenses	16,586	12,832	3.6	4.9
Other operating costs	107,359	59,736	23.4	22.8
Center rent expense	18,804	13,429	4.1	5.1
Depreciation and amortization	9,709	3,876	2.1	1.5
Provision for losses on accounts receivable	3,363	2,148	0.7	0.8
Interest, net	14,431	2,062	3.1	0.8
Other (income) expenses	(77)	8	-	-
Income before income taxes and discontinued
operations	14,128	5,921	3.1	2.3
Income tax expense	5,654	2,368	1.2	0.9
Income from continuing operations	8,474	3,553	1.9	1.4
Income from discontinued operations, net	103	370	-	0.1
Net income	$8,577	$3,923	1.9%	1.5%

The following discussion of the “Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007” is based, in part, on the financial information presented in Note 11 – “Segment Information” in our consolidated financial statements.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services and Medical Staffing Services) is provided below under “Segment Information.”

Net revenue increased $195.6 million, or 74.5%, to $458.2 million for the three months ended March 31, 2008 from $262.6 million for the three months ended March 31, 2007. We reported net income for the three months ended March 31, 2008 of $8.6 million compared to net income of $3.9 million for the three months ended March 31, 2007.

The increase in net revenue for the 2008 period included $188.8 million of additional revenue in our Inpatient Services segment, of which $169.3 million is attributable to our acquisition of Harborside Healthcare Corporation (“Harborside”) in April 2007, with the remainder due to increases in Medicare Part A, Medicaid, private payor rates, and commercial insurance revenues, offset by decreases due to a lower Medicaid customer base.  The remainder of the increase primarily resulted from $6.3 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours, increases in average bill rates, and the addition of a medical staffing business in the Harborside acquisition, and $5.1 million of revenue from our Rehabilitation Therapy segment due to the renegotiation of customer contracts and an increase in service volume.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $106.4 million, or 69.9%, to $258.7 million (56.6% of net revenues) for the three months ended March 31, 2008 from $152.3 million (57.9% of net revenues) for the three months ended March 31, 2007.  The addition of Harborside contributed $91.6 million to the increases while the remaining increase resulted primarily from $6.7 million of wage increases in our Inpatient Services segment, a

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

$3.6 million increase from our Medical Staffing segment, and a $3.9 million increase from our Rehabilitation Therapy segment, the latter two segments’ increases being directly attributable to business growth.

Self-insurance for workers’ compensation and general and professional liability insurance increased $4.9 million, or 47.6%, to $15.2 million (3.3% of net revenues) for the three months ended March 31, 2008 from $10.3 million (3.9% of net revenues) for the three months ended March 31, 2007.  The addition of Harborside contributed $4.7 million to the increase, which was partially offset by reduced general liability insurance claims.

Other operating costs increased $47.7 million, or 79.9%, to $107.4 million (23.4% of net revenues) for the three months ended March 31, 2008 from $59.7 million (22.8% of net revenues) for the three months ended March 31, 2007.  The increase was primarily due to $40.3 million in additional costs due to the addition of Harborside’s operations and a $5.5 million increase in our Inpatient Services segment driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy, as well as a $2.1 million increase in travel and lodging expenses in our Medical Staffing segment.

Center rent expense increased $5.4 million, or 40.3%, to $18.8 million (4.1% of net revenues) for the three months ended March 31, 2008 from $13.4 million (22.8% of net revenues) for the three months ended March 31, 2007, of which $4.7 million was due to the additional rent expense resulting from the Harborside acquisition.

General and administrative expenses increased $3.8 million, or 29.7%, to $16.6 million (3.6% of net revenues) for the three months ended March 31, 2008 from $12.8 million (4.9% of net revenues) for the three months ended March 31, 2007.  The increase was primarily due to costs incurred for various process improvements and other initiatives.

Depreciation and amortization increased $5.8 million, or 148.7%, to $9.7 million (2.1% of net revenues) for the three months ended March 31, 2008 from $3.9 million (1.5% of net revenues) for the three months ended March 31, 2007.  Substantially all of the increase was attributable to the addition of the Harborside centers.

The provision for losses on accounts receivable increased $1.3 million, or 61.9%, to $3.4 million (0.7% of net revenues) for the three months ended March 31, 2008 from $2.1 million (0.8% of net revenues) for the three months ended March 31, 2007.  The increase was due to the addition of Harborside’s operations.

Net interest expense increased $12.3 million, or 585.7%, to $14.4 million (3.1% of net revenues) for the three months ended March 31, 2008 from $2.1 million (0.8% of net revenues) for the three months ended March 31, 2007. The increase was attributable to the debt incurred and assumed in the Harborside acquisition.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended March 31 (dollars in thousands):

	2008		2007

Inpatient Services	$406,853	88.7%	$218,142	83.1%
Rehabilitation Therapy Services	36,001	7.9	30,942	11.8
Medical Staffing Services	30,201	6.6	23,934	9.1
Corporate	11	-	7	-
Intersegment Eliminations	(14,824)	(3.2)	(10,449)	(4.0)

Total net revenues	$458,242	100.0%	$262,576	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended March 31 (in thousands):

	2008	2007

Inpatient Services	$-	$-
Rehabilitation Therapy Services	14,291	10,262
Medical Staffing Services	533	187
Total intersegment revenue	$14,824	$10,449

The following table sets forth the amount of net segment income (loss) for the three months ended March 31 (in thousands):

	2008	2007

Inpatient Services	$38,481	$16,011
Rehabilitation Therapy Services	2,128	1,427
Medical Staffing Services	1,932	1,413
Net segment income before Corporate	42,541	18,851
Corporate	(28,490)	(12,922)
Net segment income	$14,051	$5,929

Inpatient Services

Net revenues increased $188.8 million, or 86.6%, to $406.9 million for the three months ended March 31, 2008 from $218.1 million for the three months ended March 31, 2007. The addition of Harborside contributed $169.3 million of the increase.  The remaining increase of $19.5 million or 8.9% was primarily the result of:

-
an increase of $8.0 million in Medicare revenues comprised of a $6.1 million increase in Medicare Part A rates, a $1.2 million increase from a higher customer base and a $0.7 million increase in Medicare Part B revenues;

-	an increase of $4.9 million in Medicaid revenues due to improved rates;

-
a $4.9 million increase in managed care and commercial insurance revenues driven by a higher customer base, which contributed $4.0 million of the increase, and higher rates, which drove the remaining $0.9 million of the increase;

-	a $4.5 million increase in private pay revenues due to higher rates and increased customer base which contributed $2.8 million and $1.7 million, respectively, to the increase; and

-	an increase of $0.9 million and $0.1 million in hospice and enteral nutrition revenues, respectively;

Offset in part by:

-	a $3.8 million decrease in Medicaid revenues due to lower customer base.

Operating salaries and benefits expenses increased $99.0 million, or 92.3%, to $206.3 million for the three months ended March 31, 2008 from $107.3 million for the three months ended March 31, 2007.  The accretive impact of the Harborside operations contributed $91.6 million of the increase, with the remaining increase of $7.4 million attributable to the following:

-	wage increases and related benefits and taxes of $6.7 million;

-	an increase of $0.5 million in health insurance expense; and

-	a $0.8 million increase in overtime expenses;

Offset in part by:

-	a decrease of $0.4 million in paid time-off, including sick, vacation and holiday; and

-	a decrease of $0.2 million in bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance increased $4.7 million, or 49.5%, to $14.2 million for the three months ended March 31, 2008 as compared to $9.5 million for the three months ended March 31, 2007.  The addition of Harborside accounted for all of the net increase for the three months ended March 31, 2008, with an increase in workers’ compensation expense offsetting a decrease in general liability insurance expense for the other LTC centers.

Other operating costs increased $45.8 million, or 77.5%, to $104.9 million for the three months ended March 31, 2008 from $59.1 million for the three months ended March 31, 2007.  Approximately $40.3 million of this amount was due to the addition of Harborside.  The remaining increase of $5.5 million was primarily due to:

-	a $3.1 million increase in therapy and equipment rental costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $1.5 million increase in supplies, due to higher costs for medical, incontinency and food supplies;

-	a $0.8 million increase in education and training;

-	a $0.5 million increase in utilities expense;

-	a $0.5 million increase in legal fees; and

-	a $0.2 million increase in civil monetary penalties;

Offset in part by:

-	a $0.5 million decrease in contract labor;

-	a $0.3 million decrease in professional and consultant fees; and

-	a $0.3 million decrease in taxes primarily related to gross receipts and real estate taxes.

General and administrative expenses increased $4.2 million, or 79.2%, to $9.5 million for the three months ended March 31, 2008 from $5.3 million for the three months ended March 31, 2007. The addition of the Harborside operations accounted for $3.2 million of the increase with the remaining $1.0 million due primarily to the filling of open positions and travel.

The provision for losses on accounts receivable increased $0.8 million, or 38.1%, to approximately $2.9 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. The increase was primarily attributable to the addition of the Harborside operations.

Center rent expense of $18.5 million for the three months ended March 31, 2008 increased $5.3 million, or 40.2%, compared to $13.2 million for the three months ended March 31, 2007, due to $4.7 million of rent expense associated with the acquired Harborside operations and $0.6 million of rent increases at Sun centers.

Depreciation and amortization increased $5.5 million, or 171.9%, to $8.7 million for the three months ended March 31, 2008 from $3.2 million for the three months ended March 31, 2007. The increase was primarily attributable to the addition

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

of the Harborside centers and additional depreciation expense on Sun centers for new property, plant and equipment acquired during the year.

Net interest expense for the three months ended March 31, 2008 was $3.3 million as compared to $2.5 million for the three months ended March 31, 2007.  The increase of $0.8 million, or 32.0%, was primarily due to debt incurred and assumed in the Harborside acquisition.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $5.1 million, or 16.5%, to $36.0 million for the three months ended March 31, 2008 from $30.9 million for the three months ended March 31, 2007. The revenue increase was the result of:

-
an increase of $3.1 million attributable to a 9.5% increase in billable minutes; the volume increase being due to an increase in contract count and an overall increase in service volume, mainly in the affiliated LTC center segment and non-affiliated rehabilitation agencies; and

-
an increase of $2.0 million attributable to a 6.0% increase in our billing rate due to our renegotiation of certain non-affiliated customer contract rates and an increase in all of our affiliated contract rates.

Operating salaries and benefits expenses increased $3.9 million, or 15.0%, to $29.9 million for the three months ended March 31, 2008 from $26.0 million for the three months ended March 31, 2007. The increase was primarily driven by wage rate increases coupled with the aforementioned increase in business volume.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $6.3 million, or 26.4%, to $30.2 million for the three months ended March 31, 2008 from $23.9 million for the three months ended March 31, 2007.  The increase was primarily the result of:

-	an increase of $3.2 million attributable to a 14.2% increase in billable hours;

-	an increase of $0.7 million due to an average bill rate per hour increase;

-	an increase of $0.6 million due to an increase in temporary placement of physicians; and
-	an increase of $2.1 million due to addition of Harborside’s medical staffing business;
Offset in part by:

-	a decrease of $0.6 million related to disposed offices.

Operating salaries and benefits expenses were $22.5 million for the three months ended March 31, 2008 as compared to $18.9 million for the three months ended March 31, 2007, an increase of $3.6 million, or 19.0%. The increase in operating salaries and benefits resulted from the increase in business.

Other operating costs increased $2.1 million, or 116.7%, to $3.9 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. The increase was primarily attributable to costs paid for travel and lodging.

Corporate

General and administrative expenses not directly attributed to segments increased $3.8 million, or 29.7%, to $16.6 million for the three months ended March 31, 2008 from $12.8 million for the three months ended March 31, 2007. The increase was primarily due to costs incurred for various process improvements and other initiatives.  As a percent of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

consolidated revenues, general and administrative expenses were 3.6% for the three months ended March 31, 2008 compared to 4.9% for the three months ended March 31, 2007.

Interest expense

Interest expense not directly attributed to operating segments increased $11.5 million to $11.1 million for the three months ended March 31, 2008.  For the three months ended March 31, 2007, our interest expense was more than offset by our interest income, resulting in net interest income of $0.4 million. The increase in expense was due to the debt incurred and assumed in the Harborside acquisition.

Liquidity and Capital Resources

For the three months ended March 31, 2008, our net income was $8.6 million.  As of March 31, 2008, our working capital was $97.8 million. As of March 31, 2008, we had cash and cash equivalents of $62.9 million, $726.3 million in borrowings and $50.0 million available under our revolving credit facility.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months. We do not depend on cash flows from discontinued operations to provide for future liquidity.

Cash Flows

During the three months ended March 31, 2008, net cash provided by operating activities increased by $11.2 million as compared to the same period last year. This increase was the result of (i) our quarter-over-quarter increase in net income of $4.7 million, (ii) our quarter-over-quarter decrease in working capital changes of $1.5 million and (iii) a $8.0 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses.

Credit Agreement

We have entered into a Credit Agreement with a group of lenders for which Credit Suisse acts as administrative agent and collateral agent (the “Credit Agreement”).  The Credit Agreement, which is collateralized by substantially all of our assets, provides for $365.0 million in term loans (all of which have been funded and $349.0 million of which was outstanding as of March 31, 2008 - see Note 4 – “Long-Term Debt and Capital Lease Obligations”), a $50.0 million revolving credit facility and a $70.0 million letter of credit facility.  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants including an interest coverage test, a total leverage covenant and a senior leverage covenant.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Other Debt

We have issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes (the “Notes”). The Notes, of which $200.0 million remain outstanding, are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries and are unsecured by any assets (see Note 12 – “Summarized Consolidating Information”).  The Notes mature on April 15, 2015, and we are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium as per the terms of the Notes.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8%.  The Notes pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date of the Notes.

We have entered into an interest rate swap agreement for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to increases in interest rates by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $100 million and terminates in July 2010.  Settlement occurs on a quarterly basis, which is based upon floating rate of LIBOR and an annual fixed rate of 5.388%.  At March 31, 2008, and December 31, 2007, the fair value of the interest rate swap agreement was a liability of $6.9 million and $4.0 million, respectively, which is based upon quoted prices in active markets for identical arrangements.

The interest rate swap agreement qualifies for hedge accounting treatment under SFAS No. 133 and has been designated as a cash flow hedge.  Hedge effectiveness testing for the three months ended March 31, 2008, indicates that the swap is a fully effective hedge and as such, the derivative mark-to-market adjustment increased our other comprehensive loss by $1.7 million, net of related tax benefit.  The full balance of accumulated other comprehensive loss is due to accounting for our interest rate swap.  We do not anticipate any of this amount to be reclassified into earnings within the next year.  Also, since the swap is a fully effective hedging arrangement, there is no amount related to hedging ineffectiveness to expense.

Our net long-term debt of $726.3 million includes $49.2 million of debt of our nine partnerships and limited liability companies (collectively known as “Clipper”). We own 34% of the equity interests of Clipper, but due to our consolidation of the Clipper entities as variable interest entities, we include all of the Clipper indebtedness on our balance sheet (see Note 7 – “Variable Interest Entities”).  Of the $31.8 million current portion of long-term debt as of March 31, 2008, $0.8 million represents Clipper debt.

We have no other off balance sheet arrangements.

Capital Expenditures

We incurred total net capital expenditures related primarily to improvements at existing centers, as reflected in the segment reporting, of $5.9 million and $7.3 million for the three months ended March 31, 2008 and 2007, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							March 31,	December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008 (1)	2007 (1)
	(Dollars in thousands)
Long-term Debt:
Fixed rate debt (2)	$26,310	$5,347	$13,239	$34,002	$5,149	$389,494	$473,541	$437,867	$428,428
Rate	7.6%	8.2%	8.4%	6.9%	8.3%	8.3%

Variable rate debt	$6,253	$2,499	$2,499	$2,499	$2,499	$236,490	$252,739	$239,901	$248,128
Rate	7.0%	5.3%	5.3%	5.3%	5.3%	5.3%

Interest rate swap:
Variable to fixed	$100,000	$100,000	-	-	-	-		$(6,873)	(4,005)
Average pay rate	5.39%	5.39%	-	-	-	-
Average receive rate	3.70%	3.70%	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $49.2 million related to the consolidation of Clipper as of March 31, 2008 and $49.4 million as of December 31, 2007 (see Note 7 – “Variable Interest Entities”).

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Disclosure controls  and procedures are defined as controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2008.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Kentucky Attorney General’s office has commenced an investigation that relates to potentially all of our 19 centers in Kentucky, which we acquired in April 2007 in the Harborside acquisition.  We became aware of this investigation after receipt of subpoenas by many of our centers for records of certain of our current and former residents for specified periods of time between 2005 and 2008.  We have not been informed of the precise nature of the investigation, although we are cooperating with the Attorney General’s office.  See Note 10 – “Other Events.”

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

April 30, 2008