Form 10-Q
period 2008-06-30
SUN HEALTHCARE GROUP INC
filed 2008-08-07
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

[    ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-12040

SUN HEALTHCARE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	85-0410612
(State of Incorporation)	(I.R.S. Employer Identification No.)

18831 Von Karman, Suite 400
Irvine, CA  92612
(949) 255-7100
(Address, zip code and telephone number of Registrant)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 5, 2008, there were 43,351,649 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of June 30, 2008
	As of December 31, 2007

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended June 30, 2008 and 2007
	For the six months ended June 30, 2008 and 2007

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended June 30, 2008 and 2007
	For the six months ended June 30, 2008 and 2007

	Notes to Consolidated Financial Statements (unaudited)	8-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signature		47

References throughout this document to the “Company,” “Sun,” “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its subsidiaries.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this “10-Q”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements regarding our expected future financial position, results of operations, cash flows, integration of the operations of Harborside Healthcare Corporation, indebtedness, lease obligations and liquidity, financing plans, business strategies, budgets, projected costs and capital expenditures, the occupancy and payor mix at our skilled nursing centers, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs,  the impact of regulatory initiatives and government investigations and audits that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations, interest rate risk exposure and words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” "intend,” “may” and other similar expressions are forward-looking statements.

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
___________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	June 30, 2008	December 31, 2007
		(Note 1)
Current assets:
Cash and cash equivalents	$68,369	$55,832
Restricted cash	34,850	37,365
Accounts receivable, net of allowance for doubtful accounts
of $43,525 and $42,144 at June 30, 2008 and
December 31, 2007, respectively	201,587	188,882
Prepaid expenses and other assets	28,902	13,290
Assets held for sale	4,218	9,924
Deferred tax assets	33,268	35,354

Total current assets	371,194	340,647

Property and equipment, net	587,432	585,972
Intangible assets, net	54,640	57,044
Goodwill	324,277	324,277
Restricted cash, non-current	3,281	3,829
Deferred tax assets	45,707	51,892
Other assets	6,317	10,165

Total assets	$1,392,848	$1,373,826

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30, 2008	December 31, 2007
		(Note 1)
Current liabilities:
Accounts payable	$51,379	$52,836
Accrued compensation and benefits	59,118	61,956
Accrued self-insurance obligations, current portion	46,423	48,646
Income taxes payable	3,397	3,000
Liabilities held for sale	78	3,181
Other accrued liabilities	60,822	58,002
Current portion of long-term debt and capital lease obligations:
Company obligations	11,325	28,480
Clipper partnerships	859	825

Total current liabilities	233,401	256,926

Accrued self-insurance obligations, net of current portion	108,578	106,534
Long-term debt and capital lease obligations, net of current portion:
Company obligations	669,843	651,403
Clipper partnerships	48,120	48,560
Unfavorable lease obligations, net	17,282	18,960
Other long-term liabilities	47,820	44,717

Total liabilities	1,125,044	1,127,100

Commitments and contingencies (Note 6)

Minority interest	1,167	470

Stockholders’ equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, no shares were issued or outstanding as of
June 30, 2008 and December 31, 2007	-	-
Common stock of $.01 par value, authorized 125,000,000
shares; 43,197,359 and 43,016,042 shares issued and
outstanding as of June 30, 2008 and December 31, 2007,
respectively	432	430
Additional paid-in capital	602,457	600,199
Accumulated deficit	(333,708)	(351,970)
Accumulated other comprehensive loss, net	(2,544)	(2,403)
	266,637	246,256

Total liabilities and stockholders’ equity	$1,392,848	$1,373,826

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	June 30, 2008	June 30, 2007

Total net revenues	$454,192	$429,979
Costs and expenses:
Operating salaries and benefits	253,498	242,021
Self-insurance for workers’ compensation and general and
professional liability insurance	11,892	7,959
Operating administrative expenses	12,944	10,497
Other operating costs	93,354	89,922
Center rent expense	18,757	20,862
General and administrative expenses	16,111	17,297
Depreciation and amortization	9,818	9,659
Provision for losses on accounts receivable	2,963	3,401
Interest, net of interest income of $569 and $1,136, respectively	13,643	11,999
Loss on sale of assets	-	3
Total costs and expenses	432,980	413,620

Income before income taxes and discontinued operations	21,212	16,359
Income tax expense	8,485	5,725
Income from continuing operations	12,727	10,634

Discontinued operations:
(Loss) income from discontinued operations, net of related taxes	(1,235)	2,059
(Loss) gain on disposal of discontinued operations, net of
related taxes	(1,807)	347
(Loss) income from discontinued operations, net	(3,042)	2,406

Net income	$9,685	$13,040

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.29	$0.25
(Loss) income from discontinued operations, net	(0.07)	0.05
Net income	$0.22	$0.30

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.29	$0.24
(Loss) income from discontinued operations, net	(0.07)	0.06
Net income	$0.22	$0.30

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,188	42,993
Diluted	43,928	43,735

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Six Months Ended
	June 30, 2008	June 30, 2007

Total net revenues	$907,757	$689,701
Costs and expenses:
Operating salaries and benefits	509,913	392,985
Self-insurance for workers’ compensation and general and
professional liability insurance	26,862	18,059
Operating administrative expenses	24,883	18,086
Other operating costs	187,453	141,272
Center rent expense	37,412	34,136
General and administrative expenses	32,696	30,131
Depreciation and amortization	19,462	13,530
Provision for losses on accounts receivable	6,312	5,488
Interest, net of interest income of $1,114 and $2,325, respectively	28,074	14,061
(Gain) loss on sale of assets	(76)	10
Total costs and expenses	872,991	667,758

Income before income taxes and discontinued operations	34,766	21,943
Income tax expense	13,906	7,680
Income from continuing operations	20,860	14,263

Discontinued operations:
(Loss) income from discontinued operations, net of related taxes	(729)	2,703
Loss on disposal of discontinued operations, net of related
taxes	(1,869)	(3)
(Loss) income from discontinued operations, net	(2,598)	2,700

Net income	$18,262	$16,963

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.48	$0.33
(Loss) income from discontinued operations, net	(0.06)	0.06
Net income	$0.42	$0.39

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.47	$0.33
(Loss) income from discontinued operations, net	(0.06)	0.06
Net income	$0.41	$0.39

Weighted average number of common and common
equivalent shares outstanding:	43,122	42,951
Basic	44,034	43,761
Diluted

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$9,685	$13,040	$18,262	$16,963
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	9,883	9,809	19,600	13,765
Amortization of favorable and unfavorable lease intangibles	(488)	(196)	(991)	(409)
Provision for losses on accounts receivable	3,210	3,737	6,511	6,260
Loss (gain) on sale of assets, including discontinued
operations, net	1,807	(347)	1,792	13
Impairment charge for discontinued operation	1,800	-	1,800	-
Stock-based compensation expense	1,368	943	2,333	1,694
Deferred taxes	6,442	-	8,271	-
Minority interest	590	50	697	50
Other	79	(111)	79	(112)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,951)	(7,187)	(19,452)	(9,237)
Restricted cash	3,058	896	3,063	1,617
Prepaid expenses and other assets	(1,856)	15,312	(7,190)	9,291
Assets and liabilities held for sale	(516)	-	(1,044)	-
Accounts payable	(1,528)	(2,918)	(3,126)	(6,843)
Accrued compensation and benefits	(4,020)	7,875	(2,906)	6,209
Accrued self-insurance obligations	(2,130)	(5,982)	(179)	(6,828)
Income taxes payable	1,121	4,961	1,591	7,387
Other accrued liabilities	(10,173)	14,452	(3,645)	15,681
Other long-term liabilities	3,676	(3,571)	5,355	(3,167)
Net cash provided by operating activities	18,057	50,763	30,821	52,334

Cash flows from investing activities:
Capital expenditures	(10,223)	(7,705)	(16,139)	(14,955)
Purchase of leased real estate	(727)	(30,236)	(727)	(30,236)
Proceeds from sale of assets held for sale	180	2,251	3,957	5,489
Acquisitions	(6)	(368,515)	(313)	(368,515)
Accrued acquisition costs, net	-	3,585	-	3,585
Net cash used for investing activities	(10,776)	(400,620)	(13,222)	(404,632)

Cash flows from financing activities:
Net borrowings under Credit Agreement	-	5,000	-	5,006
Principal repayments of long-term debt and capital lease obligations	(22,115)	(4,651)	(25,199)	(34,798)
Borrowings under long-term debt and capital lease obligations	20,290	327,000	20,290	327,000
Proceeds from issuance of common stock	31	92	70	665
Distribution of partnership equity	-	(255)	(223)	(511)
Release of third-party collateral	-	25,640	-	25,640
Distribution of minority interest	-	(57)	-	(57)
Deferred financing costs	-	(18,045)	-	(18,045)
Net cash (used for) provided by financing activities	(1,794)	334,724	(5,062)	304,900

Net increase (decrease) in cash and cash equivalents	5,487	(15,133)	12,537	(47,398)
Cash and cash equivalents at beginning of period	62,882	99,670	55,832	131,935
Cash and cash equivalents at end of period	$68,369	$84,537	$68,369	$84,537

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 211 long-term care centers in 25 states as of June 30, 2008.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at June 30, 2008, and the consolidated results of our operations and cash flows for the three-month periods ended June 30, 2008 and 2007, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of significant contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts, self-insurance obligations, loss accruals, and income taxes. Actual results could differ from those estimates.

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

Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial statements to conform to the 2008 financial statement presentation.  Specifically, we have reclassified the results of operations of two centers held for sale (see Note 4 – “Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with accounting principles generally accepted in the United States.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)  Long-Term Debt and Capital Lease Obligations

In June 2008 we entered into a $25.6 million mortgage note payable for purposes of refinancing an existing mortgage note payable of approximately $20.0 million.  The additional $5.6 million was used in connection with our purchase of two previously leased centers.

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	June 30, 2008	December 31, 2007

Revolving credit agreement	$-	$-
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.7% to 11.1%, collateralized by various centers (1)(2)(3)	180,329	177,712
Term loan agreement	348,108	349,857
Senior subordinated notes	200,000	200,000
Capital leases (3)	1,710	1,699
Total long-term obligations	730,147	729,268
Less amounts due within one year	(12,184)	(29,305)
Long-term obligations, net of current portion	$717,963	$699,963

(1)
Includes fair value premium of $0.1 million related to the acquisition of Peak Medical Corporation (“Peak”) in December 2005 and $0.6 million related to our acquisition of Harborside Healthcare Corporation (“Harborside”) in April 2007.

(2)	Includes $49.0 million and $49.4 million related to the consolidation of Clipper as of June 30, 2008 and December 31, 2007, respectively (see Note 5 – “Variable Interest Entities”).

(3)	Excludes $0.8 million, at December 31, 2007, reclassified to liabilities held for sale (see Note 4 – “Discontinued Operations and Assets and Liabilities Held for Sale”).

The scheduled or expected maturities of long-term obligations, excluding premiums, as of June 30, 2008, were as follows (in thousands):

For the twelve months ended June 30:

2009	$12,184
2010	8,362
2011	51,395
2012	25,701
2013	7,769
Thereafter	624,029
$729,440

Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  $859, $916, $978, $1,037, $1,113, and $44,076 for 2009, 2010, 2011, 2012, 2013 and thereafter, respectively (see Note 5 – “Variable Interest Entities”).

(3)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements.  Issued in February 2008, FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement No. 13 and related guidance

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

from the scope of SFAS No. 157.  FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

We adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities. There was no material impact on our consolidated financial position and results of operations for the three months ended June 30, 2008.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

We endeavor to utilize the best available information in measuring fair value.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  We have determined that the $4.2 million long-term liability for our interest rate swap agreement is Level 2 in the fair value hierarchy above.  At June 30, 2008, a portion of our restricted cash, $1.3 million, is in money market funds, which qualifies for Level 1 in the fair value hierarchy above.  We also had $10.0 million of cash and cash equivalents in money market funds and a certificate of deposit, which qualifies for Level 1 in the fair value hierarchy above.  We currently have no other financial instruments subject to fair value measurement on a recurring basis.

Our interest rate swap agreement qualifies for hedge accounting treatment under SFAS No. 133 and has been designated as a cash flow hedge.  Hedge effectiveness testing indicates that the swap is a fully effective hedge and as such, the derivative mark-to-market adjustment increased our other comprehensive income by $1.6 million, net of tax, for the three months ended June 30, 2008 and increased our other comprehensive loss by $0.1 million, net of tax, for the six months ended June 30, 2008.  The full balance of accumulated other comprehensive loss is due to accounting for our interest rate swap.  We do not anticipate any of this balance to be reclassified into earnings within the next year.  Also, since the swap is a fully effective hedging arrangement, there is no amount related to hedging ineffectiveness to expense.

(4) Discontinued Operations and Assets and Liabilities Held for Sale

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

Inpatient Services:  We transferred operations of a leased skilled nursing center in June 2008 to an outside party, and the center has been reclassified into discontinued operations.  As a result of June 2008 flooding in the Midwest, our center in Terre Haute, Indiana was severely damaged and the operation discontinued.  The operating results for the Terre Haute center have been reclassified to discontinued operations and we have recorded a $1.8 million fixed assets impairment charge for the three ended June 30, 2008, due to the damage to the building and contents.

During the third quarter of 2007, we reclassified two hospitals to discontinued operations in accordance with SFAS No. 144.  On June 30, 2008, we sold the operations of these two hospitals for $10.1 million (subject to a final working

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

capital reconciliation), which was recorded in other current assets as of June 30, 2008 and received $9.5 million in cash proceeds on July 1, 2008.  The remaining $0.6 million of sales price is expected to be received by the end of the third quarter of 2008 in conjunction with the final working capital adjustment.  A $2.7 million loss on disposal of these operations was recognized in the three months ended June 30, 2008.  The lessor of the two hospitals did not fully release us from our rent obligation subsequent to the sale.  Therefore, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the $2.7 million loss includes an accrued liability of $6.3 million for continuing costs incurred without economic benefit as of the date of disposal of the operations (i.e., the “cease-use” date).

We sold our remaining laboratory and radiology services operations in the second quarter of 2007 for $2.5 million plus the value of the working capital.  We received $2.25 million at closing and recognized a gain of $0.6 million. In the third quarter of 2007, following adjustment of the working capital amount, the buyer paid us $0.9 million in full satisfaction of the purchase price and we recognized an additional $1.0 million gain on disposal.

In the first quarter of 2007, we sold a skilled nursing center that was classified as held for sale since 2006 for $4.9 million and recorded a net loss of $0.5 million.

Other discontinued operations are principally comprised of the operations of a regional provider of adolescent rehabilitation and special education services.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	June 30, 2008
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$14,260	$-	$-	$5,271	$19,531

(Loss) income from discontinued
operations, net (1)	$(1,450)	$3	$5	$207	$(1,235)
Loss on disposal of
discontinued operations, net (2)	(1,807)	-	-	-	(1,807)
Loss from discontinued
operations, net	$(3,257)	$3	$5	$207	$(3,042)

(1) Net of related tax benefit of $823
(2) Net of related tax benefit of $1,204

	For the Three Months Ended
	June 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$16,789	$1,240	$1,643	$5,108	$24,780

Income (loss) from discontinued
operations, net (1)	$2,412	$(85)	$(420)	$152	$2,059
(Loss) gain on disposal of
discontinued operations, net (2)	(267)	605	-	9	347
Income (loss) from discontinued
operations, net	$2,145	$520	$(420)	$161	$2,406

(1) Net of related tax expense of $1,180
(2) Net of related tax expense of $189

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	For the Six Months Ended
	June 30, 2008
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$31,072	$-	$-	$9,590	$40,662

(Loss) income from discontinued
operations, net (1)	$(565)	$(39)	$41	$(166)	$(729)
Loss on disposal of
discontinued operations, net (2)	(1,823)	-	(46)	-	(1,869)
Loss from discontinued
operations, net	$(2,388)	$(39)	$(5)	$(166)	$(2,598)

(1) Net of related tax benefit of $463
(2) Net of related tax benefit of $1,195

	For the Six Months Ended
	June 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$33,450	$5,360	$1,643	$9,248	$49,701

Income (loss) from discontinued
operations, net (1)	$2,711	$152	$(415)	$255	$2,703
(Loss) gain on disposal of
discontinued operations, net (2)	(643)	605	41	(6)	(3)
Income (loss) from discontinued
operations, net	$2,068	$757	$(374)	$249	$2,700

(1) Net of related tax expense of $1,552
(2) Net of related tax benefit of $1

(b) Assets and Liabilities Held for Sale

As of June 30, 2008, assets held for sale consisted of (i) two skilled nursing centers with a net carrying amount of $3.3 million, primarily consisting of property and equipment and (ii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

(5)  Variable Interest Entities

As of June 30, 2008, we owned 34% of the voting interest (15.5% at June 30, 2007) in the nine Clipper entities, each of which owns one center that we operate in New Hampshire. Clipper’s objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million, of which we have paid an aggregate of $3.0 million through June 30, 2008.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

FASB’s revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46(R)”) provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

      We have concluded that Clipper meets the definition of a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $5.3 million of the option value in other long-term liabilities in our consolidated balance sheets.  The remaining $2.0 million is recorded as current in other accrued liabilities in our consolidated balance sheets.  We have not recorded any minority interest associated with the 66% interest which we do not own since the partnerships’ net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated center rent expense of $0.7 million for each of the three months ended June 30, 2008 and 2007, and included $49.0 million and $49.4 million of mortgage debt of Clipper in our consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively, although we own 34% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

The following provides the balance sheet impact of Clipper upon consolidation as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$524	$592
Restricted cash, current	1,449	1,588
Prepaid expenses and other assets	131	130
Total current assets	2,104	2,310

Property and equipment, net:
Land	6,171	6,171
Land improvements	26	29
Buildings	33,696	34,133
Building improvements	2,691	2,835
Equipment	158	153
Construction in progress	-	-
Total property and equipment, net	42,742	43,321

Intangible assets, net	5,960	7,014
Intercompany	5,557	4,836

Total assets	$56,363	$57,481

Current liabilities:
Mortgages, current	$859	$825
Other accrued liabilities	2,278	2,224
Total current liabilities	3,137	3,049

Mortgages, net of current	48,120	48,560
Other long-term liabilities	14,707	15,163
Total long-term liabilities	62,827	63,723

Total liabilities	65,964	66,772

Stockholders’ deficit:
Accumulated deficit	(9,601)	(9,291)

Total liabilities and stockholders’ deficit	$56,363	$57,481

For the three months ended June 30, 2008, the consolidation of Clipper included a net loss of $0.3 million comprised of a $0.8 million charge to interest expense, and a $0.3 million charge to depreciation expense, partially offset by a $0.7 million credit to rent expense and a $0.1 million credit to taxes and other expense. For the three months ended June 30, 2007, the consolidation of Clipper included a net loss of $0.4 million comprised of a $0.8 million charge to interest expense,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and a $0.4 million charge to depreciation expense, partially offset by a $0.7 million credit to rent expense and a $0.1 million credit to taxes and other expense.

For the six months ended June 30, 2008, the consolidation of Clipper included a net loss of $0.6 million comprised of a $1.6 million charge to interest expense, and a $0.6 million charge to depreciation expense, partially offset by a $1.4 million credit to rent expense and a $0.2 million credit to taxes and other expense. For the six months ended June 30, 2007, the consolidation of Clipper included a net loss of $0.9 million comprised of a $1.5 million charge to interest expense, and a $0.8 million charge to depreciation expense, partially offset by a $1.2 million credit to rent expense and a $0.2 million credit to taxes and other expense.

(6)  Commitments and Contingencies

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Activity in our insurance reserves as of and for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2007	$75,078	$51,521	$126,599
Current year provision, continuing operations	6,305	3,981	10,286
Current year provision, discontinued operations	234	313	547
Claims paid, continuing operations	(1,849)	(2,276)	(4,125)
Claims paid, discontinued operations	(2,938)	(1,172)	(4,110)
Amounts paid for administrative services and other	(1,963)	(1,060)	(3,023)
Balance as of March 31, 2007	74,867	51,307	126,174

Current year provision, continuing operations	7,986	6,157	14,143
Current year provision, discontinued operations	153	268	421
Prior year reserve adjustments, continuing operations	(3,962)	(1,994)	(5,956)
Prior year reserve adjustments, discontinued operations	(1,538)	(1,506)	(3,044)
Claims paid, continuing operations	(3,277)	(4,405)	(7,682)
Claims paid, discontinued operations	(1,430)	(926)	(2,356)
Amounts paid for administrative services and other	(1,472)	(1,290)	(2,762)
Reserve established through purchase accounting	17,796	14,352	32,148
Balance as of June 30, 2007	$89,123	$61,963	$151,086

Balance as of January 1, 2008	$86,291	$61,439	$147,730
Current year provision, continuing operations	8,647	6,555	15,202
Current year provision, discontinued operations	139	172	311
Claims paid, continuing operations	(4,308)	(4,673)	(8,981)
Claims paid, discontinued operations	(1,066)	(693)	(1,759)
Amounts paid for administrative services and other	(1,052)	(2,026)	(3,078)
Balance as of March 31, 2008	88,651	60,774	149,425

Current year provision, continuing operations	6,713	7,829	14,542
Current year provision, discontinued operations	(9)	417	408
Prior year reserve adjustments, continuing operations	(5,250)	2,600	(2,650)
Prior year reserve adjustments, discontinued operations	(770)	400	(370)
Claims paid, continuing operations	(4,475)	(5,822)	(10,297)
Claims paid, discontinued operations	(691)	(268)	(959)
Amounts paid for administrative services and other	(1,044)	(1,156)	(2,200)
Balance as of June 30, 2008	$83,125	$64,774	$147,899

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at June 30, 2008 and December 31, 2007 is as indicated (in thousands):
	June 30, 2008				December 31, 2007
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,466	$19,973	$23,439	|	$3,717	$20,933	$24,650
Non-current	-	-	-	|	-	566	566
Total	$3,466	$19,973	$23,439	|	$3,717	$21,499	$25,216
				|
Liabilities (2)(3):				|
Self-insurance				|
Liabilities				|
Current	$20,418	$18,903	$39,321	|	$20,263	$20,933	$41,196
Non-current	62,707	45,871	108,578	|	66,028	40,506	106,534
Total	$83,125	$64,774	$147,899	|	$86,291	$61,439	$147,730

(1)
Total restricted cash above excludes $14,692 and $15,978 at June 30, 2008 and December 31, 2007, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities in the table exclude $7,102 and $7,450 at June 30, 2008 and December 31, 2007, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $49,980 for general and professional liability insurance and workers’ compensation, respectively, as of June 30, 2008 and $750 and $50,619 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2007.

(7)  Income Taxes

The provision for income taxes of $8.5 million and $13.9 million for the three and six months, respectively, ended June 30, 2008 is based on a combined federal and state income tax rate of approximately 40%.  The provision for income taxes of $5.7 million and $7.7 million for the three and six months ended June 30, 2007, respectively, was based on a combined income tax rate of approximately 35%.  The lower tax rate in 2007 resulted from a partial reversal of our valuation allowance on net deferred tax assets that were generated after our emergence from bankruptcy in February 2002.

We have established a valuation allowance of $132.9 million for deferred tax assets.  The realization of deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  Based on these considerations, we believe that a reversal of some or all of the valuation allowance may occur in 2008 if appropriate levels of profitability are attained.

The Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $24.9 million, which includes approximately $14.6 million due to our acquisition of Harborside in 2007. Accordingly, our net operating loss (“NOL”), capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  In addition, a separate annual base IRC Section 382 limitation of approximately $14.6 million is to be applied to the tax attribute carryforwards of Harborside due to our acquisition of Harborside.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $107.0 million of NOLs which can be used to offset U.S. taxable income in 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(8)  Other Events

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

We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is found to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief; and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

The Kentucky Attorney General’s office has commenced an investigation that relates to our centers in Kentucky, which we acquired in April 2007 in the Harborside acquisition.  We became aware of this investigation after receipt of subpoenas by many of our centers for records of certain of our current and former residents for specified periods of time between 2005 and 2008.  At present, the investigation appears to be focused on one center, but it has not been concluded.  We have not been informed of the precise nature of the investigation, although we are cooperating with the Attorney General’s office.

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

(9)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

The following summarizes the services provided by our reportable segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At June 30, 2008, we operated 211 long-term care centers (consisting of 188 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers) in 25 states with 23,678 licensed beds as compared with 216 long-term care centers (consisting of 191 skilled nursing centers, 15 assisted living and independent living centers, two specialty acute care hospitals and eight mental health centers) with 24,414 licensed beds at June 30, 2007.

Rehabilitation Therapy Services:  This segment provides primarily physical, occupational and speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers.  At June 30, 2008, this segment provided services in 32 states to 425 centers, of which 317 were nonaffiliated and 108 were affiliated, as compared to 379 centers, of which 293 were nonaffiliated and 86 were affiliated at June 30, 2007.

Medical Staffing Services: As of June 30, 2008, this segment provided services in 34 states and derived 23.9% of its revenues from hospitals and other providers, 60.0% from skilled nursing centers, 11.7% from schools and 4.4% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of June 30, 2008, this segment had 29 branch offices which provided temporary therapy, nursing and physician staffing services in major metropolitan areas, one branch office which specialized in the placement of temporary traveling therapists, and one branch office which specialized in temporary pharmaceutical staffing.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
June 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$402,945	$21,142	$30,096	$9	$-	$454,192

Intersegment revenues	-	14,462	794	-	(15,256)	-

Total revenues	402,945	35,604	30,890	9	(15,256)	454,192

Operating salaries and benefits	202,420	28,847	22,231	-	-	253,498

Self-insurance for workers’
compensation and general and
professional liability insurance	10,849	527	401	115	-	11,892

Other operating costs	102,590	1,758	4,262	-	(15,256)	93,354

General and administrative expenses	10,382	1,515	1,047	16,111	-	29,055

Provision for losses on accounts receivable	2,738	164	61	-	-	2,963

Segment operating income (loss)	$73,966	$2,793	$2,888	$(16,217)	$-	$63,430

Center rent expense	18,418	99	240	-	-	18,757

Depreciation and amortization	8,769	132	200	717	-	9,818

Interest, net	3,263	-	(8)	10,388	-	13,643

Net segment income (loss)	$43,516	$2,562	$2,456	$(27,322)	$-	$21,212

Identifiable segment assets	$1,118,499	$13,462	$37,133	$731,213	$(521,050)	$1,379,257

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277

Segment capital expenditures	$9,201	$48	$76	$893	$-	$10,218

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Three Months Ended
June 30, 2007
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$381,145	$20,789	$28,018	$27	$-	$429,979

Intersegment revenues	-	10,332	1,201	-	(11,533)	-

Total revenues	381,145	31,121	29,219	27	(11,533)	429,979

Operating salaries and benefits	193,880	25,374	22,767	-	-	242,021

Self-insurance for workers’
compensation and general and
professional liability insurance	6,925	444	461	129	-	7,959

Other operating costs	97,153	1,684	2,618	-	(11,533)	89,922

General and administrative expenses	8,457	1,245	794	17,298	-	27,794

Provision (adjustment) for losses on accounts receivable	3,397	(95)	99	-	-	3,401

Segment operating income (loss)	$71,333	$2,469	$2,480	$(17,400)	$-	$58,882

Center rent expense	20,579	53	230	-	-	20,862

Depreciation and amortization	8,598	135	194	732	-	9,659

Interest, net	2,493	-	(1)	9,507	-	11,999

Net segment income (loss)	$39,663	$2,281	$2,057	$(27,639)	$-	$16,362

Identifiable segment assets	$832,483	$13,382	$36,528	$965,592	$(570,799)	$1,277,186

Goodwill	$227,002	$-	$5,011	$-	$-	$232,013

Segment capital expenditures	$5,357	$351	$64	$1,818	$-	$7,590

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$805,121	$42,851	$59,764	$21	$-	$907,757

Intersegment revenues	-	28,752	1,328	-	(30,080)	-

Total revenues	805,121	71,603	61,092	21	(30,080)	907,757

Operating salaries and benefits	406,436	58,772	44,705	-	-	509,913

Self-insurance for workers’
compensation and general and
professional liability insurance	24,835	1,054	743	230	-	26,862

Other operating costs	206,142	3,260	8,131	-	(30,080)	187,453

General and administrative expenses	19,891	3,132	1,858	32,698	-	57,579

Provision for losses on accounts receivable	5,666	253	393	-	-	6,312

Segment operating income (loss)	$142,151	$5,132	$5,262	$(32,907)	$-	$119,638

Center rent expense	36,739	185	488	-	-	37,412

Depreciation and amortization	17,405	258	395	1,404	-	19,462

Interest, net	6,582	(1)	(9)	21,502	-	28,074

Net segment income (loss)	$81,425	$4,690	$4,388	$(55,813)	$-	$34,690

Identifiable segment assets	$1,118,499	$13,462	$37,133	$731,213	$(521,050)	$1,379,257

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277

Segment capital expenditures	$14,478	$99	$110	$1,375	$-	$16,062

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2007
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$596,433	$41,469	$51,765	$34	$-	$689,701

Intersegment revenues	-	20,594	1,388	-	(21,982)	-

Total revenues	596,433	62,063	53,153	34	(21,982)	689,701

Operating salaries and benefits	299,899	51,421	41,665	-	-	392,985

Self-insurance for workers’
compensation and general and
professional liability insurance	16,247	841	756	215	-	18,059

Other operating costs	155,411	3,401	4,424	18	(21,982)	141,272

General and administrative expenses	13,763	2,502	1,820	30,132	-	48,217

Provision (adjustment) for losses on
accounts receivable	5,451	(174)	211	-	-	5,488

Segment operating income (loss)	$105,662	$4,072	$4,277	$(30,331)	$-	$83,680

Center rent expense	33,604	103	429	-	-	34,136

Depreciation and amortization	11,747	251	364	1,168	-	13,530

Interest, net	4,976	10	14	9,061	-	14,061

Net segment income (loss)	$55,335	$3,708	$3,470	$(40,560)	$-	$21,953

Identifiable segment assets	$832,483	$13,382	$36,528	$965,592	$(570,799)	$1,277,186

Goodwill	$227,002	$-	$5,011	$-	$-	$232,013

Segment capital expenditures	$11,170	$1,144	$162	$2,216	$-	$14,692

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	June 30,
	2008	2007

Net segment income	$21,212	$16,362
Loss on sale of assets	-	(3)
Consolidated income before income taxes and
discontinued operations	$21,212	$16,359

	For the Six Months Ended
	June 30,
	2008	2007

Net segment income	$34,690	$21,953
Gain (loss) on sale of assets	76	(10)
Consolidated income before income taxes and
discontinued operations	$34,766	$21,943

(10) Summarized Consolidating Information

In connection with the Company’s offering of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”) in April 2007, certain of our subsidiaries (the “Guarantors”) have, jointly and severally and fully, unconditionally guaranteed the Notes. The proceeds of the Notes from time to time have been and will be used to benefit the operations of the Guarantors.  These guarantees are subordinated to all existing and future senior debt and guarantees of the Guarantors and are unsecured.

We conduct all of our business through and derive virtually all of our income from our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness (including the Notes) and other obligations depends on the financial results and condition of our subsidiaries and their ability to fund such payments.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$43,523	$23,304	$1,542	$-	$68,369
Restricted cash	26,099	5,098	3,653	-	34,850
Accounts receivable, net	-	199,373	2,223	(9)	201,587
Prepaid expenses and other assets	7,138	21,928	876	(1,040)	28,902
Assets held for sale	938	3,270	10	-	4,218
Deferred tax assets	-	38,537	1,341	(6,610)	33,268
Total current assets	77,698	291,510	9,645	(7,659)	371,194
Property and equipment, net	8,894	509,501	69,037	-	587,432
Intangible assets, net	39,467	13,960	1,213	-	54,640
Goodwill	-	324,277	-	-	324,277
Restricted cash, non-current	-	3,281	-	-	3,281
Deferred tax assets	9,411	49,842	-	(13,546)	45,707
Other assets	1,485	4,796	36	-	6,317
Intercompany balances	483,510	-	12,777	(496,287)	-
Investment in subsidiaries	301,606	-	-	(301,606)	-
Total assets	$922,071	$1,197,167	$92,708	$(819,098)	$1,392,848

Current liabilities:
Accounts payable	$15,250	$35,751	$387	$(9)	$51,379
Accrued compensation and benefits	7,903	50,613	602	-	59,118
Accrued self-insurance obligations, current portion	3,855	40,799	1,769	-	46,423
Income taxes payable	3,397	-	-	-	3,397
Liabilities held for sale	-	78	-	-	78
Other accrued liabilities	7,407	50,828	3,627	(1,040)	60,822
Current portion of long-term debt and capital lease obligations	3,657	7,342	1,185	-	12,184
Deferred tax liabilities	6,610	-	-	(6,610)	-
Total current liabilities	48,079	185,411	7,570	(7,659)	233,401
Accrued self-insurance obligations, net of current portion	41,479	66,670	429	-	108,578
Long-term debt and capital lease obligations, net of current portion	545,163	107,785	65,015	-	717,963
Unfavorable lease obligations, net	-	17,282	-	-	17,282
Deferred tax liabilities	-	-	13,546	(13,546)	-
Intercompany balances	-	496,287	-	(496,287)	-
Other long-term liabilities	20,713	27,107	-	-	47,820
Total liabilities	655,434	900,542	86,560	(517,492)	1,125,044

Minority interest	-	1,167	-	-	1,167

Stockholders’ equity:
Common stock	432	-	-	-	432
Additional paid-in capital	602,457	-	-	-	602,457
Accumulated deficit	(333,708)	295,458	6,148	(301,606)	(333,708)
Accumulated other comprehensive loss, net	(2,544)	-	-	-	(2,544)
Total stockholders’ equity	266,637	295,458	6,148	(301,606)	266,637
Total liabilities and stockholders’ equity	$922,071	$1,197,167	$92,708	$(819,098)	$1,392,848

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of  December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$30,221	$23,547	$2,064	$-	$55,832
Restricted cash	27,441	6,370	3,554	-	37,365
Accounts receivable, net	-	187,144	1,747	(9)	188,882
Prepaid expenses and other assets	2,060	11,130	100	-	13,290
Assets held for sale	912	9,015	(3)	-	9,924
Deferred tax assets	35,344	-	10	-	35,354
Total current assets	95,978	237,206	7,472	(9)	340,647
Property and equipment, net	8,924	507,022	70,026	-	585,972
Intangible assets, net	41,612	14,142	1,290	-	57,044
Goodwill	-	324,277	-	-	324,277
Restricted cash, non-current	566	3,263	-	-	3,829
Deferred tax assets	51,993	-	(101)	-	51,892
Other assets	5,190	4,939	36	-	10,165
Investment in subsidiaries	249,903	-	-	(249,903)	-
Total assets	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

Current liabilities:
Accounts payable	$14,203	$38,095	$547	$(9)	$52,836
Accrued compensation and benefits	8,100	53,270	586	-	61,956
Accrued self-insurance obligations, current portion	5,509	39,822	3,315	-	48,646
Income taxes payable	3,000	-	-	-	3,000
Liabilities held for sale	-	3,181	-	-	3,181
Other accrued liabilities	15,063	36,667	6,272	-	58,002
Current portion of long-term debt and capital lease obligations	3,760	24,397	1,148	-	29,305
Total current liabilities	49,635	195,432	11,868	(9)	256,926
Accrued self-insurance obligations, net of current portion	36,415	69,690	429	-	106,534
Long-term debt and capital lease obligations, net of current portion	546,739	87,606	65,618	-	699,963
Unfavorable lease obligations, net	-	24,949	(5,989)	-	18,960
Intercompany balances	(444,757)	448,544	(3,787)	-	-
Other long-term liabilities	18,986	18,064	7,667	-	44,717
Total liabilities	207,018	844,285	75,806	(9)	1,127,100

Minority interest	892	100	(522)	-	470

Stockholders’ equity:
Common stock	430	-	-	-	430
Additional paid-in capital	600,199	-	-	-	600,199
Accumulated deficit	(351,970)	246,464	3,439	(249,903)	(351,970)
Accumulated other comprehensive loss, net	(2,403)	-	-	-	(2,403)
Total stockholders’ equity	246,256	246,464	3,439	(249,903)	246,256
Total liabilities and stockholders’ equity	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$8	$462,578	$6,862	$(15,256)	$454,192
Costs and expenses:
Operating salaries and benefits	-	250,586	2,912	-	253,498
Self-insurance for workers’ compensation and
general and professional liability insurance	114	11,616	162	-	11,892
General and administrative expenses (1)	16,112	12,943	-	-	29,055
Other operating costs	-	107,091	1,519	(15,256)	93,354
Center rent expense	-	18,589	168	-	18,757
Depreciation and amortization	716	8,539	563	-	9,818
Provision for losses on accounts receivable	-	2,918	45	-	2,963
Interest, net	10,389	2,108	1,146	-	13,643
Gain on sale of assets	-	-	-	-	-
Income from investment in subsidiaries	(26,079)	-	-	26,079	-
Total costs and expenses	1,252	414,390	6,515	10,823	432,980

(Loss) income before income taxes and
discontinued operations	(1,244)	48,188	347	(26,079)	21,212
Income tax (benefit) expense	(10,929)	19,275	139	-	8,485
Income from continuing operations	9,685	28,913	208	(26,079)	12,727

Discontinued operations:
(Loss) income from discontinued operations, net	-	(2,551)	1,316	-	(1,235)
(Loss) gain on disposal of discontinued
operations, net	-	(3,011)	1,204	-	(1,807)
(Loss) income on discontinued operations, net	-	(5,562)	2,520	-	(3,042)

Net income	$9,685	$23,351	$2,728	$(26,079)	$9,685

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$26	$434,896	$6,590	$(11,533)	$429,979
Costs and expenses:
Operating salaries and benefits	-	239,316	2,705	-	242,021
Self-insurance for workers’ compensation and
general and professional liability insurance	128	7,674	157	-	7,959
General and administrative expenses (1)	17,600	10,189	5	-	27,794
Other operating costs	-	100,232	1,223	(11,533)	89,922
Center rent expense	-	20,664	198	-	20,862
Depreciation and amortization	732	8,564	363	-	9,659
Provision for losses on accounts receivable	-	3,345	56	-	3,401
Interest, net	9,339	1,436	1,224	-	11,999
Loss on sale of assets	-	3	-	-	3
Income from investment in subsidiaries	(46,538)	-	-	46,538	-
Total costs and expenses	(18,739)	391,423	5,931	35,005	413,620

Income before income taxes and
discontinued operations	18,765	43,473	659	(46,538)	16,359
Income tax expense	5,725	-	-	-	5,725
Income from continuing operations	13,040	43,473	659	(46,538)	10,634

Discontinued operations:
Income (loss) from discontinued operations, net	-	2,493	(434)	-	2,059
(Loss) gain on disposal of discontinued
operations, net	-	(69)	416	-	347
Income (loss) on discontinued operations, net	-	2,424	(18)	-	2,406

Net income	$13,040	$45,897	$641	$(46,538)	$13,040

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$21	$923,818	$13,998	$(30,080)	$907,757
Costs and expenses:
Operating salaries and benefits	-	503,943	5,970	-	509,913
Self-insurance for workers’ compensation and
general and professional liability insurance	229	26,312	321	-	26,862
General and administrative expenses (1)	32,697	24,882	-	-	57,579
Other operating costs	-	214,550	2,983	(30,080)	187,453
Center rent expense	-	37,082	330	-	37,412
Depreciation and amortization	1,405	16,934	1,123	-	19,462
Provision for losses on accounts receivable	-	6,148	164	-	6,312
Interest, net	21,502	4,262	2,310	-	28,074
Gain on sale of assets	(76)	-	-	-	(76)
Income from investment in subsidiaries	(51,703)	-	-	51,703	-
Total costs and expenses	4,054	834,113	13,201	21,623	872,991

(Loss) income before income taxes and
discontinued operations	(4,033)	89,705	797	(51,703)	34,766
Income tax (benefit) expense	(22,295)	35,882	319	-	13,906
Income from continuing operations	18,262	53,823	478	(51,703)	20,860

Discontinued operations:
(Loss) income from discontinued operations, net	-	(1,814)	1,085	-	(729)
(Loss) gain on disposal of discontinued
operations, net	-	(3,015)	1,146	-	(1,869)
(Loss) income on discontinued operations, net	-	(4,829)	2,231	-	(2,598)

Net income	$18,262	$48,994	$2,709	$(51,703)	$18,262

     (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$34	$701,811	$9,838	$(21,982)	$689,701
Costs and expenses:
Operating salaries and benefits	-	389,161	3,824	-	392,985
Self-insurance for workers’ compensation and
general and professional liability insurance	215	17,591	253	-	18,059
General and administrative expenses (1)	30,696	17,512	9	-	48,217
Other operating costs	-	161,402	1,852	(21,982)	141,272
Center rent expense	-	33,939	197	-	34,136
Depreciation and amortization	1,168	11,887	475	-	13,530
Provision for losses on accounts receivable	-	5,428	60	-	5,488
Interest, net	8,722	3,342	1,997	-	14,061
Loss on sale of assets	-	10	-	-	10
Income from investment in subsidiaries	(65,410)	-	-	65,410	-
Total costs and expenses	(24,609)	640,272	8,667	43,428	667,758

Income before income taxes and
discontinued operations	24,643	61,539	1,171	(65,410)	21,943
Income tax expense	7,680	-	-	-	7,680
Income from continuing operations	16,963	61,539	1,171	(65,410)	14,263

Discontinued operations:
Income (loss) from discontinued operations, net	-	3,528	(825)	-	2,703
(Loss) gain on disposal of discontinued
operations, net	-	(625)	622	-	(3)
Income (loss) on discontinued operations, net	-	2,903	(203)	-	2,700

Net income	$16,963	$64,442	$968	$(65,410)	$16,963

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$12,684	$17,824	$313	$-	$30,821

Cash flows from investing activities:
Capital expenditures	(1,375)	(14,719)	(45)	-	(16,139)
Purchase of leased real estate	-	(727)	-	-	(727)
Proceeds from sale of assets held for sale	3,777	180	-	-	3,957
Acquisitions	-	(313)	-	-	(313)
Net cash provided by (used for) investing activities	2,402	(15,579)	(45)	-	(13,222)

Cash flows from financing activities:
Long-term debt borrowings	-	20,290	-	-	20,290
Long-term debt repayments	(1,854)	(22,778)	(567)	-	(25,199)
Proceeds from issuance of common stock	70	-	-	-	70
Distribution of partnership equity	-	-	(223)	-	(223)
Net cash used for financing activities	(1,784)	(2,488)	(790)	-	(5,062)
Net increase (decrease) in cash and cash equivalents	13,302	(243)	(522)	-	12,537
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$43,523	$23,304	$1,542	$-	$68,369

For the Six Months Ended June 30, 2007
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(9,481)	$72,291	$(10,476)	$-	$52,334

Cash flows from investing activities:
Capital expenditures	(2,250)	(12,311)	(394)	-	(14,955)
Purchase of leased real estate	-	(30,236)	-	-	(30,236)
Proceeds from sale of assets held for sale	2,251	3,238	-	-	5,489
Acquisitions, net	(368,515)	-	-	-	(368,515)
Accrued acquisition costs, net	3,585	-	-	-	3,585
Net cash used for investing activities	(364,929)	(39,309)	(394)	-	(404,632)

Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	5,006	-	-	-	5,006
Long-term debt borrowings	304,142	10,404	12,454	-	327,000
Long-term debt repayments	(6,488)	(27,793)	(517)	-	(34,798)
Proceeds from issuance of common stock	665	-	-	-	665
Distribution of partnership equity	-	-	(511)	-	(511)
Distribution of minority interest	-	-	(57)	-	(57)
Release of third party collateral	25,640	-	-	-	25,640
Deferred financing costs	(18,045)	-	-	-	(18,045)
Net cash provided by (used for) financing activities	310,920	(17,389)	11,369	-	304,900
Net (decrease) increase in cash and cash equivalents	(63,490)	15,593	499	-	(47,398)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$56,320	$26,930	$1,287	$-	$84,537

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 188 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers with 23,678 licensed beds located in 25 states as of June 30, 2008. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Six Months Ended
Sources of Revenues	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007

Consolidated:
Medicaid	$180,606	39.8%	$179,051	41.6%	$360,927	39.8%	$279,161	40.5%
Medicare	130,313	28.7	118,382	27.5	260,518	28.7	184,701	26.8
Private pay and other	143,273	31.5	132,546	30.9	286,312	31.5	225,839	32.7
Total	$454,192	100.0%	$429,979	100.0%	$907,757	100.0%	$689,701	100.0%

Inpatient Only:
Medicaid	$180,563	44.8%	$179,004	47.0%	$360,865	44.8%	$279,088	46.8%
Medicare	127,534	31.7	116,388	30.5	254,994	31.7	180,930	30.3
Private pay and other	94,848	23.5	85,753	22.5	189,262	23.5	136,415	22.9
Total	$402,945	100.0%	$381,145	100.0%	$805,121	100.0%	$596,433	100.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care (“LTC”) centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the		For the
Three Months Ended		Six Months Ended
June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
$415.37	$383.97	$413.92	$377.58

In 2007, the Centers for Medicare and Medicaid Services of the Department of Health and Human Services (“CMS”) issued a final rule which included a 3.3% market basket increase effective for the 2008 federal fiscal year which commenced on October 1, 2007.  We estimate that the implementation of this market basket increase has increased our revenues by approximately $3.5 million per quarter.

On July 31, 2008, CMS issued a final rule to implement a 3.4% market basket increase for the 2009 federal fiscal year which will commence on October 1, 2008. The rule also contained an update of the wage indices.   We estimate that the net impact of these changes will be a 3.3% increase in our reimbursement rates, which should result in increased revenues of approximately $3.8 million per quarter.

The Balanced Budget Act of 1997 established limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception is currently in place for LTC patients until at least December 31, 2009.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our LTC centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the		For the
Three Months Ended		Six Months Ended
June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
$166.69	$159.87	$166.61	$155.72

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Private Payors

During the three months ended June 30, 2008, we received 31.5% of our revenues from commercial insurance, long-term care centers that utilize our specialty medical services, self-pay center residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

Critical Accounting Policies Update

In October 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which effectively defines fair value for purposes of accounting principles generally accepted in the United States and expands disclosures of fair value measurements.  SFAS No. 157 changes the underlying methodology of establishing fair value for our financial instruments, including our interest rate swap agreement (see Note 3 – “Fair Value of Financial Instruments”).  There was no material impact on our financial condition upon adoption of SFAS No. 157 for our financial assets and financial liabilities.

We believe there have been no significant changes, other than the adoption of SFAS No. 157, during the three and six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We are currently assessing the impact of SFAS No. 161 on our consolidated financial position and results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following unaudited table sets forth our historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total net revenues	$454,192	$429,979	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	253,498	242,021	55.8	56.3
Self-insurance for workers’ compensation and general
and professional liabilities	11,892	7,959	2.6	1.9
Other operating costs	106,298	100,419	23.4	23.4
Center rent expense	18,757	20,862	4.1	4.9
General and administrative expenses	16,111	17,297	3.5	4.0
Depreciation and amortization	9,818	9,659	2.2	2.2
Provision for losses on accounts receivable	2,963	3,401	0.7	0.8
Interest, net	13,643	11,999	3.0	2.8
Other (income) expenses	-	3	-	-
Income before income taxes and discontinued
operations	21,212	16,359	4.7	3.8
Income tax expense	8,485	5,725	1.9	1.3
Income from continuing operations	12,727	10,634	2.8	2.5
Income from discontinued operations, net	(3,042)	2,406	(0.7)	0.5
Net income	$9,685	$13,040	2.1%	3.0%

	For the Six	For the Six	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total net revenues	$907,757	$689,701	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	509,913	392,985	56.2	57.0
Self-insurance for workers’ compensation and general
and professional liabilities	26,862	18,059	3.0	2.6
Other operating costs	212,336	159,358	23.4	23.1
Center rent expense	37,412	34,136	4.1	4.9
General and administrative expenses	32,696	30,131	3.6	4.4
Depreciation and amortization	19,462	13,530	2.1	2.0
Provision for losses on accounts receivable	6,312	5,488	0.7	0.8
Interest, net	28,074	14,061	3.1	2.0
Other (income) expenses	(76)	10	-	-
Income before income taxes and discontinued
operations	34,766	21,943	3.8	3.2
Income tax expense	13,906	7,680	1.5	1.1
Income from continuing operations	20,860	14,263	2.3	2.1
Income from discontinued operations, net	(2,598)	2,700	(0.3)	0.4
Net income	$18,262	$16,963	2.0%	2.5%

The following discussion of the “Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007” and the “Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007” is based, in part, on the financial information presented in Note 9 – “Segment Information” in our consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenue increased $24.2 million, or 5.6%, to $454.2 million for the three months ended June 30, 2008 from $430.0 million for the three months ended June 30, 2007. We reported net income for the three months ended June 30, 2008 of $9.7 million compared to net income of $13.0 million for the three months ended June 30, 2007.

The increase in net revenue for the 2008 period included $21.8 million of additional revenue in our Inpatient Services segment due to increases in Medicare Part A, Medicaid, private payor rates, and commercial insurance revenues, offset by decreases due to a lower Medicaid and private pay customer base.  The remainder of the increase primarily resulted from $1.7 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours, increases in temporary placement of physicians and increases in average bill rates and $4.5 million of revenue from our Rehabilitation Therapy segment due to increases in billable minutes and billing rates.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $11.5 million, or 4.8%, to $253.5 million (55.8% of net revenues) for the three months ended June 30, 2008 from $242.0 million (56.3% of net revenues) for the three months ended June 30, 2007.  The increase resulted primarily from $8.3 million of wage increases in our Inpatient Services segment and a $3.4 million increase from our Rehabilitation Therapy segment attributable to wage rate increases and business growth.

Self-insurance for workers’ compensation and general and professional liability insurance increased $3.9 million, or 48.8%, to $11.9 million (2.6% of net revenues) for the three months ended June 30, 2008 from $8.0 million (1.9% of net revenues) for the three months ended June 30, 2007 primarily due to increased medical, legal and administrative costs associated with claims.

Other operating costs increased $5.9 million, or 5.9%, to $106.3 million (23.4% of net revenues) for the three months ended June 30, 2008 from $100.4 million (23.4% of net revenues) for the three months ended June 30, 2007.  The increase was primarily due to a $5.4 million increase in our Inpatient Services segment driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy, utilities expense and expenses for education and training, as well as a $1.7 million increase in our Medical Staffing segment, primarily for travel and lodging expenses.

Center rent expense decreased $2.1 million, or 10.0%, to $18.8 million (4.1% of net revenues) for the three months ended June 30, 2008 from $20.9 million (4.9% of net revenues) for the three months ended June 30, 2007, primarily due to the conversion of leased centers to owned.

General and administrative expenses decreased $1.2 million, or 6.9%, to $16.1 million (3.5% of net revenues) for the three months ended June 30, 2008 from $17.3 million (4.0% of net revenues) for the three months ended June 30, 2007.  The decrease was primarily due to cost reductions in our Corporate segment from reduced consultant fees, health insurance and office leases.

Depreciation and amortization increased $0.1 million, or 1.0%, to $9.8 million (2.2% of net revenues) for the three months ended June 30, 2008 from $9.7 million (2.2% of net revenues) for the three months ended June 30, 2007.  The increase was attributable to new property and equipment acquired during the period.

The provision for losses on accounts receivable decreased $0.4 million, or 11.8%, to $3.0 million (0.7% of net revenues) for the three months ended June 30, 2008 from $3.4 million (0.8% of net revenues) for the three months ended June 30, 2007.  The decrease was primarily due to improved collection in our Inpatient Services segment.

Net interest expense increased $1.6 million, or 13.3%, to $13.6 million (3.0% of net revenues) for the three months ended June 30, 2008 from $12.0 million (2.8% of net revenues) for the three months ended June 30, 2007.  The increase was attributable to the debt incurred and assumed in our acquisition of Harborside Healthcare Corporation (“Harborside”) and new obligations related to the conversion of leased centers to owned.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     As a result of flooding in the Midwest, our center in Terre Haute, IN was severely damaged and the operation discontinued.  As a result, all operating results for the Terre Haute center have been reclassified to discontinued operations for all periods presented, and we have recorded a $1.8 million fixed assets impairment charge in the quarter related to the damaged Terre Haute building and its contents.  During the quarter we also elected not to renew an operating lease on a Tennessee nursing center.  All operating results for this center have also been reclassified to discontinued operations for all periods presented.  The combined impact of the reclassification of both the Terre Haute center and the Tennessee center on the previously reported 2007 quarter’s revenue was $4.6 million.  Near the end of the quarter, we completed the sale of two stand-alone hospitals and in conjunction with the completion of the sale recorded a loss on disposal of $2.7 million to discontinued operations.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended June 30 (dollars in thousands):

	2008		2007

Inpatient Services	$402,945	88.8%	$381,145	88.7%
Rehabilitation Therapy Services	35,604	7.8	31,121	7.2
Medical Staffing Services	30,890	6.8	29,219	6.8
Corporate	9	-	27	-
Intersegment Eliminations	(15,256)	(2.7)	(11,533)	(2.7)

Total net revenues	$454,192	100.0%	$429,979	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended June 30 (in thousands):

	2008	2007

Inpatient Services	$-	$-
Rehabilitation Therapy Services	14,462	10,332
Medical Staffing Services	794	1,201
Total intersegment revenue	$15,256	$11,533

The following table sets forth the amount of net segment income (loss) for the three months ended June 30 (in thousands):

	2008	2007

Inpatient Services	$43,516	$39,663
Rehabilitation Therapy Services	2,562	2,281
Medical Staffing Services	2,456	2,057
Net segment income before Corporate	48,534	44,001
Corporate	(27,322)	(27,639)
Net segment income	$21,212	$16,362

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Service

Net revenues increased $21.8 million, or 5.7%, to $402.9 million for the three months ended June 30, 2008 from $381.1 million for the three months ended June 30, 2007.  The increase was primarily the result of:

-
an increase of $11.2 million in Medicare revenues comprised of a $9.8 million increase in Medicare Part A rates (including $1.1 million of rate increases in our hospice program), a $0.9 million increase from a higher customer base, a $0.3 million increase in Medicare Part B revenues and $0.2 million in enteral nutrition revenues;

-
an $8.4 million increase in managed care and commercial insurance revenues driven by a higher customer base, which contributed $6.5 million of the increase, and higher rates, which drove the remaining $1.9 million of the increase;

-	an increase of $7.5 million in Medicaid revenues due to improved rates; and

-	a $2.0 million increase in private pay revenues due to higher rates;

Offset in part by:

-	a $6.2 million decrease in Medicaid revenues due to lower customer base; and

-	a $1.1 million decrease in private pay revenues due to lower customer base.

Operating salaries and benefits expenses increased $8.5 million, or 4.4%, to $202.4 million for the three months ended June 30, 2008 from $193.9 million for the three months ended June 30, 2007.  The increase was attributable to the following:

-	wage increases and related benefits and taxes of $8.3 million; and

-	an increase of $1.0 million in health insurance expense;

Offset in part by:

-	a decrease of $0.5 million in paid time-off, including sick, vacation and holiday; and

-	a decrease of $0.3 million in bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance increased $3.9 million, or 56.5%, to $10.8 million for the three months ended June 30, 2008 as compared to $6.9 million for the three months ended June 30, 2007, primarily due to increased medical, legal and administrative costs associated with claims.

Other operating costs increased $5.4 million, or 5.6%, to $102.6 million for the three months ended June 30, 2008 from $97.2 million for the three months ended June 30, 2007.  The increase was attributable to the following:

-	a $4.0 million increase in therapy and equipment rental costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $1.5 million increase in utilities expense, principally due to increases in natural gas and electricity rates;

-	a $1.2 million increase in education and training, primarily related to increased clinical training;

-	a $0.5 million increase in supplies, due to higher costs for medical, incontinency and food supplies; and

-	a $0.2 million increase in professional and consultant fees;

Offset in part by:

-	a $1.5 million decrease in nursing contract labor;

-	a $0.4 million decrease in taxes, primarily related to gross receipts and real estate taxes; and

-	a $0.1 million decrease in civil monetary penalties.

General and administrative expenses increased $1.9 million, or 22.4%, to $10.4 million for the three months ended June 30, 2008 from $8.5 million for the three months ended June 30, 2007. The increase is primarily due to the filling of open positions, travel and utility costs.

The provision for losses on accounts receivable decreased $0.7 million, or 20.6%, to approximately $2.7 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007. The decrease was primarily attributable to the improvement of cash collections at the Harborside centers.

Center rent expense of $18.4 million for the three months ended June 30, 2008 decreased $2.2 million, or 10.7%, compared to $20.6 million for the three months ended June 30, 2007, due to the conversion of various leased centers to owned.

Depreciation and amortization increased $0.2 million, or 2.3%, to $8.8 million for the three months ended June 30, 2008 from $8.6 million for the three months ended June 30, 2007. The increase was attributable to additional depreciation expense for new property and equipment acquired during the period.

Net interest expense for the three months ended June 30, 2008 was $3.3 million as compared to $2.5 million for the three months ended June 30, 2007.  The increase of $0.8 million, or 32.0%, was primarily due to interest on new debt obligations related to the conversion of leased centers to owned.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $4.5 million, or 14.5%, to $35.6 million for the three months ended June 30, 2008 from $31.1 million for the three months ended June 30, 2007. The revenue increase was the result of:

-
an increase of $3.2 million attributable to a 10.0% increase in billable minutes; the volume increase being due to an increase in contract count and an overall increase in service volume, mainly in the affiliated LTC center segment and non-affiliated rehabilitation agencies; and

-
an increase of $1.3 million attributable to a 4.0% increase in our revenue per minute rate due to our renegotiation of certain customer contract rates, an increase in assisted and community living business and operating efficiencies.

Operating salaries and benefits expenses increased $3.4 million, or 13.4%, to $28.8 million for the three months ended June 30, 2008 from $25.4 million for the three months ended June 30, 2007. The increase was primarily driven by wage rate increases coupled with the aforementioned increase in service volume.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $1.7 million, or 5.8%, to $30.9 million for the three months ended June 30, 2008 from $29.2 million for the three months ended June 30, 2007.  The increase was primarily the result of:

-	an increase of $1.1 million attributable to a 4.6% increase in billable hours;

-	an increase of $1.1 million due to an increase in temporary placement of physicians; and

-	an increase of $0.4 million due principally to an average bill rate per hour increase;

Offset in part by:

-	a decrease of $0.3 million related to a shift from affiliated revenue to non-affiliated in Harborside’s medical staffing business, and

-	a decrease of $0.6 million related to disposed offices.

Operating salaries and benefits expenses were $22.2 million for the three months ended June 30, 2008 as compared to $22.8 million for the three months ended June 30, 2007, a decrease of $0.6 million, or 2.6%. The decrease in operating salaries and benefits resulted from changing compensation packages for nurses and therapists.

Other operating costs increased $1.7 million, or 65.4%, to $4.3 million for the three months ended June 30, 2008 from $2.6 million for the three months ended June 30, 2007. The increase was primarily attributable to costs paid for travel and lodging for nurses and therapists.

Corporate

General and administrative expenses not directly attributed to segments decreased $1.2 million, or 6.9%, to $16.1 million for the three months ended June 30, 2008 from $17.3 million for the three months ended June 30, 2007. The decrease was primarily due to cost reductions in consultant fees, health insurance and office leases.  As a percent of consolidated revenues, general and administrative expenses were 3.5% for the three months ended June 30, 2008 compared to 4.0% for the three months ended June 30, 2007.

Interest expense

Interest expense not directly attributed to operating segments increased $0.9 million, or 9.5%, to $10.4 million for the three months ended June 30, 2008 from $9.5 million for the three months ended June 30, 2007. The increase in expense was due to the debt incurred and assumed in the Harborside acquisition.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenue increased $218.1 million, or 31.6%, to $907.8 million for the six months ended June 30, 2008 from $689.7 million for the six months ended June 30, 2007. We reported net income for the six months ended June 30, 2008 of $18.3 million compared to net income of $17.0 million for the six months ended June 30, 2007.

The increase in net revenue for the 2008 period included $208.7 million of additional revenue in our Inpatient Services segment, of which $167.1 million is attributable to our acquisition of Harborside in April 2007, with the remainder primarily due to increases in Medicare Part A, Medicaid, private pay rates, and commercial insurance revenues, offset by decreases due to a lower private pay customer base.  The remainder of the increase primarily resulted from $7.9 million of revenue from our Medical Staffing segment mainly due to an increase in billable hours, increases in average bill rates, increases in temporary placement of physicians and the addition of a medical staffing business in the Harborside acquisition, and $9.5 million of revenue from our Rehabilitation Therapy segment due to an increase in service volume and the renegotiation of customer contracts.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $116.9 million, or 29.7%, to $509.9 million (56.2% of net revenues) for the six months ended June 30, 2008 from $393.0 million (57.0% of net revenues) for the six months ended June 30, 2007.  The addition of Harborside contributed $90.7 million to the increases while the remaining increase resulted primarily from $14.9 million of wage increases in our Inpatient Services segment, a $3.0 million increase from our Medical Staffing segment, and a $7.4 million increase from our Rehabilitation Therapy segment, the latter two segments’ increases being directly attributable to wage rates increases and business growth.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

       Self-insurance for workers’ compensation and general and professional liability insurance increased $8.8 million, or 48.6%, to $26.9 million (3.0% of net revenues) for the six months ended June 30, 2008 from $18.1 million (2.6% of net revenues) for the six months ended June 30, 2007.  The addition of Harborside contributed $4.7 million to the increase.  The remainder of the increase is primarily due to increased medical, legal and administrative costs associated with claims.

Other operating costs increased $52.9 million, or 33.2%, to $212.3 million (23.4% of net revenues) for the six months ended June 30, 2008 from $159.4 million (23.1% of net revenues) for the six months ended June 30, 2007.  The increase was primarily due to $39.3 million in additional costs due to the addition of Harborside’s operations and a $11.4 million increase in our Inpatient Services segment driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy, increased supplies costs, increased education and training, and increased utilities expense, as well as a $3.7 million increase in our Medical Staffing segment primarily for travel and lodging expenses.

Center rent expense increased $3.3 million, or 9.7%, to $37.4 million (4.1% of net revenues) for the six months ended June 30, 2008 from $34.1 million (4.9% of net revenues) for the six months ended June 30, 2007, of which $4.7 million was due to the additional rent expense resulting from the Harborside acquisition offset by rent decreases related to conversions of leased centers to owned.

General and administrative expenses increased $2.6 million, or 8.6%, to $32.7 million (3.6% of net revenues) for the six months ended June 30, 2008 from $30.1 million (4.4% of net revenues) for the six months ended June 30, 2007.  The increase was primarily due to incremental costs associated with supporting Harborside’s operations for a full six months in 2008 versus only three months during the corresponding 2007 period.

Depreciation and amortization increased $6.0 million, or 44.4%, to $19.5 million (2.1% of net revenues) for the six months ended June 30, 2008 from $13.5 million (2.0% of net revenues) for the six months ended March 31, 2007.  The increase was primarily attributable to the addition of the Harborside centers and additional depreciation expense for new property and equipment acquired during the period.

The provision for losses on accounts receivable increased $0.8 million, or 14.5%, to $6.3 million (0.7% of net revenues) for the six months ended June 30, 2008 from $5.5 million (0.8% of net revenues) for the six months ended June 30, 2007.  The increase was due to the addition of Harborside’s operations offset by improved collections at existing centers.

Net interest expense increased $14.0 million, or 99.3%, to $28.1 million (3.1% of net revenues) for the six months ended June 30, 2008 from $14.1 million (2.0% of net revenues) for the six months ended June 30, 2007. The increase was attributable to the debt incurred and assumed in the Harborside acquisition.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the six months ended June 30 (dollars in thousands):

	2008		2007

Inpatient Services	$805,121	88.7%	$596,433	86.5%
Rehabilitation Therapy Services	71,603	7.9	62,063	9.0
Medical Staffing Services	61,092	6.7	53,153	7.7
Corporate	21	-	34	-
Intersegment Eliminations	(30,080)	(3.3)	(21,982)	(3.2)

Total net revenues	$907,757	100.0%	$689,701	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the six months ended June 30 (in thousands):

	2008	2007

Inpatient Services	$-	$-
Rehabilitation Therapy Services	28,752	20,594
Medical Staffing Services	1,328	1,388
Total intersegment revenue	$30,080	$21,982

The following table sets forth the amount of net segment income (loss) for the six months ended June 30 (in thousands):

	2008	2007

Inpatient Services	$81,425	$55,335
Rehabilitation Therapy Services	4,690	3,708
Medical Staffing Services	4,388	3,470
Net segment income before Corporate	90,503	62,513
Corporate	(55,813)	(40,560)
Net segment income	$34,690	$21,953

Inpatient Services

Net revenues increased $208.7 million, or 35.0%, to $805.1 million for the six months ended June 30, 2008 from $596.4 million for the six months ended June 30, 2007. The addition of Harborside contributed $167.1 million of the increase.  The remaining increase of $41.6 million, or 6.9%, was primarily the result of:

-
an increase of $21.3 million in Medicare revenues comprised of a $16.8 million increase in Medicare Part A rates (including $2.0 million of rate increases in our hospice program), a $3.2 million increase from a higher customer base, a $0.9 million increase in Medicare Part B revenues and $0.4 million in enteral nutrition revenues;

-	a $12.5 million increase in Medicaid revenues due to higher rates;

-
a $13.1 million increase in managed care and commercial insurance revenues driven by a higher customer base, which contributed $10.5 million of the increase, and higher rates, which drove the remaining $2.6 million of the increase; and

-	a $4.6 million increase in private pay revenues driven by a higher customer base, which contributed $4.4 million, and higher rates, which drove the remaining increase of $0.2 million;

Offset in part by:

-	a $9.9 million decrease in Medicaid revenues due to lower customer base.

Operating salaries and benefits expenses increased $106.5 million, or 35.5%, to $406.4 million for the six months ended June 30, 2008 from $299.9 million for the six months ended June 30, 2007.  The accretive impact of the Harborside operations contributed $90.7 million of the increase, with the remaining increase of $15.8 million attributable to the following:

-	wage increases and related benefits and taxes of $14.9 million;

-	an increase of $1.5 million in health insurance expense; and

-	a $0.7 million increase in overtime expenses;

Offset in part by:

-	a decrease of $0.8 million in paid time-off, including sick, vacation and holiday; and

-	a decrease of $0.5 million in bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance increased $8.6 million, or 53.1%, to $24.8 million for the six months ended June 30, 2008 as compared to $16.2 million for the six months ended June 30, 2007.  The addition of Harborside accounted for $4.7 million of the net increase for the six months ended June 30, 2008.  The remainder of the increase is primarily due to increased medical, legal and administrative costs associated with claims.

Other operating costs increased $50.7 million, or 32.6%, to $206.1 million for the six months ended June 30, 2008 from $155.4 million for the six months ended June 30, 2007.  Approximately $39.3 million of this amount was due to the addition of Harborside.  The remaining increase of $11.4 million was primarily due to:

-	a $7.6 million increase in therapy and equipment rental costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $2.0 million increase in supplies, due to higher costs for medical, incontinency and food supplies;

-	a $2.0 million increase in education and training related to increased clinical training;

-	a $2.0 million increase in utilities expense, principally due to increases in natural gas and electricity rates; and

-	a $0.6 million increase in legal fees;

Offset in part by:

-	a $1.9 million decrease in contract labor;

-	a $0.8 million decrease in taxes primarily related to gross receipts and real estate taxes; and

-	a $0.1 million decrease in professional and consultant fees.

General and administrative expenses increased $6.1 million, or 44.2%, to $19.9 million for the six months ended June 30, 2008 from $13.8 million for the six months ended June 30, 2007. The addition of the Harborside operations accounted for $3.2 million of the increase with the remaining $2.9 million due primarily to the filling of open positions, travel and utilities.

The provision for losses on accounts receivable increased $0.2 million, or 3.6%, to approximately $5.7 million for the six months ended June 30, 2008 from $5.5 million for the six months ended June 30, 2007. The increase was primarily attributable to the addition of the Harborside operations offset by improved collections at existing centers.

Center rent expense of $36.7 million for the six months ended June 30, 2008 increased $3.1 million, or 9.2%, compared to $33.6 million for the six months ended June 30, 2007, due to $4.7 million of rent expense associated with the acquired Harborside operations offset by a $1.6 million of rent decreases related to conversions of leased centers to owned.

Depreciation and amortization increased $5.7 million, or 48.7%, to $17.4 million for the six months ended June 30, 2008 from $11.7 million for the six months ended June 30, 2007. The increase was primarily attributable to the addition of the Harborside centers and additional depreciation expense on Sun centers for new property and equipment acquired during the period.

Net interest expense for the six months ended June 30, 2008 was $6.6 million as compared to $5.0 million for the six months ended June 30, 2007.  The increase of $1.6 million, or 32.0%, was primarily due to debt incurred and assumed in the Harborside acquisition.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $9.5 million, or 15.3%, to $71.6 million for the six months ended June 30, 2008 from $62.1 million for the six months ended June 30, 2007. The revenue increase was the result of:

-
an increase of $6.4 million attributable to a 9.7% increase in billable minutes; the volume increase being due to an increase in contract count and an overall increase in service volume, mainly in the affiliated LTC center segment and non-affiliated rehabilitation agencies; and

-
an increase of $3.1 million attributable to a 5.0% increase in our billing rate due to our renegotiation of certain customer contract rates, an increase in assisted and community living business and operating efficiencies.

Operating salaries and benefits expenses increased $7.4 million, or 14.4%, to $58.8 million for the six months ended June 30, 2008 from $51.4 million for the six months ended June 30, 2007. The increase was primarily driven by wage rate increases coupled with the aforementioned increase in service volume.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $7.9 million, or 14.8%, to $61.1 million for the six months ended June 30, 2008 from $53.2 million for the six months ended June 30, 2007.  The increase was primarily the result of:

-	an increase of $5.0 million attributable to a 10.7% increase in billable hours;

-	an increase of $0.4 million due to an average bill rate per hour increase;

-	an increase of $1.9 million due to an increase in temporary placement of physicians; and

-	an increase of $1.8 million due to the addition of Harborside’s medical staffing business;

Offset in part by:

-	a decrease of $1.2 million related to disposed offices.

Operating salaries and benefits expenses were $44.7 million for the six months ended June 30, 2008 as compared to $41.7 million for the six months ended June 30, 2007, an increase of $3.0 million, or 7.2%. The increase in operating salaries and benefits resulted from the increase in business.

Other operating costs increased $3.7 million, or 84.1%, to $8.1 million for the six months ended June 30, 2008 from $4.4 million for the six months ended June 30, 2007. The increase was primarily attributable to costs paid for travel and lodging for nurses and therapists.

Corporate

General and administrative expenses not directly attributed to segments increased $2.6 million, or 8.6%, to $32.7 million for the six months ended June 30, 2008 from $30.1 million for the six months ended June 30, 2007. The increase was primarily due to incremental costs associated with supporting Harborside’s operations for a full six months in 2008 versus only three months during the corresponding 2007 period.  As a percent of consolidated revenues, general and administrative expenses were 3.6% for the six months ended June 30, 2008 compared to 4.4% for the six months ended June 30, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest expense

Interest expense not directly attributed to operating segments increased $12.4 million, or 136.3%, to $21.5 million for the six months ended June 30, 2008 from $9.1 million for the six months ended June 30, 2007. The increase in expense was due to the debt incurred and assumed in the Harborside acquisition.

Liquidity and Capital Resources

For the three and six months ended June 30, 2008, our net income was $9.7 million and $18.3 million, respectively.  As of June 30, 2008, our working capital was $137.8 million. As of June 30, 2008, we had cash and cash equivalents of $68.4 million, $730.1 million in borrowings and $50.0 million available under our revolving credit facility.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months. We do not depend on cash flows from discontinued operations to provide for future liquidity.

Cash Flows

During the three months ended June 30, 2008, net cash provided by operating activities decreased by $32.7 million as compared to the same period last year. This decrease was the result of (i) our quarter-over-quarter decrease in net income of $3.4 million, (ii) our quarter-over-quarter decrease in working capital changes of $40.1 million, driven by the acquisition of Harborside and a change in accrued compensation and benefits and other accrued liabilities and (iii) a $10.8 million increase in non-cash adjustments to net income, principally related to deferred taxes and losses in discontinued operations.

Debt

In June 2008 we entered into a $25.6 million mortgage note payable for purposes of refinancing an existing mortgage note payable of approximately $20.0 million.  The additional $5.6 million was used in connection with our purchase of two previously leased centers.  See Note 2 – “Long-Term Debt and Capital Lease Obligations.”

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $10.2 million and $7.7 million for the three months ended June 30, 2008 and 2007, respectively, and of $16.1 million and $15.0 million for the six months ended June 30, 2008 and 2007, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk because we have issued debt that is sensitive to changes in interest rates. We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates of interest on our debt. The following table provides information regarding our market sensitive financial instruments and constitutes a forward-looking statement.

								Fair Value	Fair Value
	Expected Maturity Dates							June 30,	December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008 (1)	2007 (1)
	(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$6,307	$5,444	$24,108	$23,202	$5,270	$387,914	$452,245	$418,040	$428,428
Rate	7.5%	8.3%	8.2%	6.5%	8.5%	8.3%

Variable rate debt	$6,583	$2,919	$27,287	$2,499	$2,499	$236,115	$277,902	$265,028	$248,128
Rate	5.4%	4.9%	5.6%	4.8%	4.8%	4.8%

Interest rate swap:
Variable to fixed	$100,000	$100,000	-	-	-	-		$(4,240)	$(4,005)
Average pay rate	5.39%	5.39%	-	-	-	-
Average receive rate	2.92%	2.92%	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $49.0 million related to the consolidation of Clipper as of June 30, 2008 and $49.4 million as of December 31, 2007 (see Note 5 – “Variable Interest Entities”).

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and our principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Disclosure controls  and procedures are defined as controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The annual meeting of our stockholders was held on June 6, 2008.

(b)   Gregory S. Anderson, Tony M. Astorga, Christian K. Bement, Michael J. Foster, Barbara B. Kennelly, Steven M. Looney, Richard K. Matros, and Milton J. Walters were each elected to a one-year term on the Board of Directors that will expire at the Annual Meeting of Stockholders in 2009. The following table sets forth the number of votes cast for, the number of votes cast against and the number of abstentions with respect to each director nominee:

	For	Against	Abstain
Anderson	39,763,561	307,121	63,700
Astorga	39,477,198	593,378	63,806
Bement	36,725,684	3,346,067	62,631
Foster	39,638,938	432,632	62,811
Kennelly	39,416,456	655,151	62,775
Looney	39,835,369	236,206	62,807
Matros	39,599,946	470,738	63,698
Walters	39,766,148	305,492	62,742

 (c)   The other matter voted on at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2008 and the results were as follows:

For	Against	Abstain
40,051,557	23,260	59,566

 (d)   Not applicable.

ITEM 5.  OTHER INFORMATION

On June 6, 2008, the Board of Directors of the Company approved the Non-Employee Directors Stock-for-Fees Program (the “Program”).  Pursuant to the Program, non-employee directors can elect to receive their annual retainers in the form of stock units rather than in cash.  The number of stock units to be issued to the non-employee directors would be determined by dividing the cash retainer that would otherwise be payable to the director by the value of a share of the Company’s common stock on the last business day of each quarter.  The stock units would vest immediately but would not be issued in shares of common stock until the earlier of the directors’ discontinuation of service on the Board of Directors or five years from the date the units were granted.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

10.1	Non-Employee Directors Stock-for-Fees Program and Payment Election Form

10.2(1)	Executive Bonus Plan

10.3(1)	Amendment No. 2 to Employment Agreement effective as of March 31, 2008 by and between Sun Healthcare Group, Inc. and Richard Matros

10.4(1)	Amendment No. 3 to Employment Agreement effective as of March 31, 2008 by and between Sun Healthcare Group, Inc. and L. Bryan Shaul

10.5(1)	Amendment No. 3 to Employment Agreement effective as of March 31, 2008 by and between Sun Health Specialty Services, Inc. and William A. Mathies

10.6(1)	Amendment No. 3 to Employment Agreement effective as of March 31, 2008 by and between Sun Healthcare Group, Inc. and Michael Newman

10.7(1)	Amendment No. 2 to Employment Agreement effective as of March 31, 2008 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker

10.8(1)	Non-Employee Director Compensation Policy

10.9(1)	Form of Restricted Stock Unit Grant for Non-Employee Directors

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer
_________
(1)           Incorporated by reference from exhibits to our Form 8-K filed on April 3, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By:	/s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 7, 2008