Form 10-Q
period 2008-09-30
SUN HEALTHCARE GROUP INC
filed 2008-10-30
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of October 27, 2008, there were 43,519,629 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of September 30, 2008
	As of December 31, 2007

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended September 30, 2008 and 2007
	For the nine months ended September 30, 2008 and 2007

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended September 30, 2008 and 2007
	For the nine months ended September 30, 2008 and 2007

	Notes to Consolidated Financial Statements (unaudited)	8-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 6.	Exhibits	48

Signature		48

References throughout this document to the “Company,” “Sun,” “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its subsidiaries.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this “10-Q”) contains “forward-looking statements” as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements regarding our expected future financial position, results of operations, cash flows, indebtedness, lease obligations, financing plans, business strategies, budgets, projected costs and capital expenditures, the occupancy and payor mix at our skilled nursing centers, the anticipated impact of changes in Medicare, Medicaid and other governmental reimbursement programs,  the impact of regulatory initiatives and government investigations and audits that may affect our business, our ability to defend lawsuits, the ability of our self-insurance programs to satisfy claims, plans of management for future operations, interest rate risk exposure, our liquidity and words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” "intend,” ”should,” “may” and other similar expressions are forward-looking statements.

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
___________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	September 30, 2008	December 31, 2007
		(Note 1)
Current assets:
Cash and cash equivalents	$80,433	$55,832
Restricted cash	33,464	37,365
Accounts receivable, net of allowance for doubtful accounts
of $43,673 and $42,144 at September 30, 2008 and
December 31, 2007, respectively	197,221	188,882
Prepaid expenses and other assets	22,195	13,290
Assets held for sale	3,651	9,924
Deferred tax assets	31,387	35,354

Total current assets	368,351	340,647

Property and equipment, net	597,373	585,972
Intangible assets, net	52,899	57,044
Goodwill	331,112	324,277
Restricted cash, non-current	3,288	3,829
Deferred tax assets	42,312	51,892
Other assets	6,119	10,165

Total assets	$1,401,454	$1,373,826

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30, 2008	December 31, 2007
		(Note 1)
Current liabilities:
Accounts payable	$48,457	$52,836
Accrued compensation and benefits	61,832	61,956
Accrued self-insurance obligations, current portion	42,862	48,646
Income taxes payable	2,782	3,000
Liabilities held for sale	-	3,181
Other accrued liabilities	65,979	58,002
Current portion of long-term debt and capital lease obligations:
Company obligations	11,215	28,480
Clipper partnerships	873	825

Total current liabilities	234,000	256,926

Accrued self-insurance obligations, net of current portion	108,809	106,534
Long-term debt and capital lease obligations, net of current portion:
Company obligations	668,022	651,403
Clipper partnerships	47,901	48,560
Unfavorable lease obligations, net	16,372	18,960
Other long-term liabilities	46,498	44,717

Total liabilities	1,121,602	1,127,100

Commitments and contingencies (Note 6)

Minority interest	1,289	470

Stockholders’ equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, no shares were issued or outstanding as of
September 30, 2008 and December 31, 2007	-	-
Common stock of $.01 par value, authorized 125,000,000
shares; 43,509,223 and 43,016,042 shares issued and
outstanding as of September 30, 2008 and December 31, 2007,
respectively	435	430
Additional paid-in capital	605,966	600,199
Accumulated deficit	(325,104)	(351,970)
Accumulated other comprehensive loss, net	(2,734)	(2,403)
	278,563	246,256

Total liabilities and stockholders’ equity	$1,401,454	$1,373,826

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	September 30, 2008	September 30, 2007

Total net revenues	$456,722	$432,573
Costs and expenses:
Operating salaries and benefits	259,809	246,632
Self-insurance for workers’ compensation and general and
professional liability insurance	14,580	15,646
Operating administrative expenses	12,792	10,208
Other operating costs	94,893	89,009
Center rent expense	18,551	18,552
General and administrative expenses	13,832	16,877
Depreciation and amortization	10,174	9,961
Provision for losses on accounts receivable	3,306	3,328
Interest, net of interest income of $340 and $604, respectively	13,070	14,841
Loss on sale of assets	-	12
Total costs and expenses	441,007	425,066

Income before income taxes and discontinued operations	15,715	7,507
Income tax expense	6,286	2,627
Income from continuing operations	9,429	4,880

Discontinued operations:
Loss from discontinued operations, net of related taxes	(171)	(313)
(Loss) gain on disposal of discontinued operations, net of
related taxes	(654)	629
(Loss) income from discontinued operations, net	(825)	316

Net income	$8,604	$5,196

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.22	$0.11
(Loss) income from discontinued operations, net	(0.02)	0.01
Net income	$0.20	$0.12

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.21	$0.11
(Loss) income from discontinued operations, net	(0.02)	0.01
Net income	$0.19	$0.12

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,468	43,114
Diluted	44,478	44,266

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Nine Months Ended
	September 30, 2008	September 30, 2007

Total net revenues	$1,359,629	$1,118,006
Costs and expenses:
Operating salaries and benefits	767,583	637,691
Self-insurance for workers’ compensation and general and
professional liability insurance	41,146	33,414
Operating administrative expenses	37,672	28,351
Other operating costs	280,513	228,436
Center rent expense	55,721	52,446
General and administrative expenses	46,528	47,009
Depreciation and amortization	29,576	23,439
Provision for losses on accounts receivable	9,523	8,792
Interest, net of interest income of $1,454 and $2,926, respectively	41,144	28,869
(Gain) loss on sale of assets	(77)	22
Total costs and expenses	1,309,329	1,088,469

Income before income taxes and discontinued operations	50,300	29,537
Income tax expense	20,119	10,339
Income from continuing operations	30,181	19,198

Discontinued operations:
(Loss) income from discontinued operations, net of related taxes	(792)	2,334
(Loss) gain on disposal of discontinued operations, net of related
taxes	(2,523)	626
(Loss) income from discontinued operations, net	(3,315)	2,960

Net income	$26,866	$22,158

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.70	$0.46
(Loss) income from discontinued operations, net	(0.08)	0.07
Net income	$0.62	$0.53

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.68	$0.45
(Loss) income from discontinued operations, net	(0.07)	0.06
Net income	$0.61	$0.51

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,240	42,072
Diluted	44,086	43,068

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$8,604	$5,196	$26,866	$22,158
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	10,202	10,136	29,802	23,901
Amortization of favorable and unfavorable lease intangibles	(452)	(193)	(1,443)	(602)
Provision for losses on accounts receivable	3,460	3,520	9,971	9,780
Loss (gain) on sale of assets, including discontinued
operations, net	1,091	(617)	2,883	(603)
Impairment charge for discontinued operation	-	-	1,800	-
Stock-based compensation expense	1,405	990	3,738	2,684
Deferred taxes	5,276	-	13,547	-
Minority interest	122	-	819	50
Other	(4)	(479)	76	(590)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,751	5,647	(17,701)	(3,590)
Restricted cash	1,379	(343)	4,442	1,274
Prepaid expenses and other assets	(459)	2,469	(7,649)	11,760
Assets and liabilities held for sale	(486)	-	(1,530)	-
Accounts payable	(3,382)	(10,378)	(6,508)	(17,221)
Accrued compensation and benefits	2,576	8,701	(330)	14,910
Accrued self-insurance obligations	(3,330)	(1,082)	(3,509)	(7,910)
Income taxes payable	(615)	930	976	8,317
Other accrued liabilities	4,302	1,386	656	17,066
Other long-term liabilities	(1,526)	(220)	3,829	(3,387)
Net cash provided by operating activities	29,914	25,663	60,735	77,997

Cash flows from investing activities:
Capital expenditures	(12,393)	(11,356)	(28,532)	(23,327)
Purchase of leased real estate	(8,229)	-	(8,956)	(33,220)
Proceeds from sale of assets held for sale	9,840	500	13,797	5,989
Acquisitions, net of cash acquired	(7,060)	7,432	(7,373)	(361,083)
Accrued acquisition costs, net	-	-	-	3,585
Net cash used for investing activities	(17,842)	(3,424)	(31,064)	(408,056)

Cash flows from financing activities:
Net repayments under revolving credit facility	-	(15,000)	-	(9,994)
Principal repayments of long-term debt and capital lease
obligations	(2,221)	(6,839)	(27,420)	(41,637)
Borrowings under long-term debt and capital lease obligations	-	-	20,290	327,000
Proceeds from issuance of common stock	2,278	116	2,348	781
Distribution of partnership equity	(65)	-	(288)	(511)
Release of third-party collateral	-	-	-	25,640
Distribution of minority interest	-	-	-	(57)
Deferred financing costs	-	-	-	(18,045)
Net cash (used for) provided by financing activities	(8)	(21,723)	(5,070)	283,177

Net increase (decrease) in cash and cash equivalents	12,064	516	24,601	(46,882)
Cash and cash equivalents at beginning of period	68,369	84,537	55,832	131,935
Cash and cash equivalents at end of period	$80,433	$85,053	$80,433	$85,053

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 208 long-term care centers in 25 states as of September 30, 2008.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at September 30, 2008, and the consolidated results of our operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

On October 10, 2008, the FASB issued FASB Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our results of operations, cash flows or financial positions.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), regarding the factors that should be considered in developing the useful

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on our results of operations, cash flows or financial positions; however, it could impact future transactions.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial statements to conform to the 2008 financial statement presentation.  Specifically, we have reclassified the results of operations of five centers divested of or held for sale (see Note 4 – “Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with accounting principles generally accepted in the United States.

(2)  Long-Term Debt and Capital Lease Obligations

   In June 2008 we entered into a $25.6 million mortgage note payable.  We used the proceeds to refinance an existing $20.0 mortgage note payable and to finance the purchase of two previously leased centers for $5.6 million.

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	September 30, 2008	December 31, 2007

Revolving credit facility	$-	$-
Mortgage notes payable due at various dates through 2037, interest at rates
from 5.7% to 11.1%, collateralized by various centers (1)(2)	179,249	177,712
Term loan agreement	347,233	349,857
Senior subordinated notes	200,000	200,000
Capital leases	1,529	1,699
Total long-term obligations	728,011	729,268
Less amounts due within one year	(12,088)	(29,305)
Long-term obligations, net of current portion	$715,923	$699,963

(1)
Includes fair value premium of $0.1 million related to the acquisition of Peak Medical Corporation (“Peak”) in December 2005 and $0.6 million related to our acquisition of Harborside Healthcare Corporation (“Harborside”) in April 2007.

(2)
Includes $48.8 million and $49.4 million related to the consolidation of nine entities (collectively known as “Clipper”), of which we own 34% of the voting interest, as of September 30, 2008 and December 31, 2007, respectively (see Note 5 – “Variable Interest Entities”).

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The scheduled or expected maturities of long-term obligations, excluding premiums, as of September 30, 2008, were as follows (in thousands):

For the twelve months ending September 30:

2009	$12,088
2010	16,324
2011	43,306
2012	25,699
2013	7,841
Thereafter	622,052
$727,310

Included in the expected maturities of long-term debt are the following amounts related to the consolidation of Clipper (in thousands):  $873, $932, $994, $1,054, $1,131, and $43,791 for 2009, 2010, 2011, 2012, 2013 and thereafter, respectively (see Note 5 – “Variable Interest Entities”).

On July 24, 2008, we entered into an interest rate swap agreement for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to interest by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $50.0 million and has a term of two years.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 3.65%.

(3)  Fair Value of Financial Instruments

SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements.  Issued in February 2008, FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS No. 157.  FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

We adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities. There was no material impact on our consolidated financial position and results of operations for the three months and nine months ended September 30, 2008.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We endeavor to utilize the best available information in measuring fair value.  The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of September 30, 2008 (in thousands):

	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents – money
market funds/certificate of deposit	$10,044	$5,016	$5,028
Restricted cash – money market funds	$1,270	$1,270	$-
Interest rate swap agreement – liability	$4,557	$-	$4,557

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

Our interest rate swap agreements qualify for hedge accounting treatment under SFAS No. 133 and have been designated as cash flow hedges.  Hedge effectiveness testing indicates that the swaps are fully effective hedges and as such, the derivative mark-to-market adjustment increased our other comprehensive loss by $0.2 million and $1.4 million, net of tax, for the three months ended September 30, 2008 and 2007, respectively, and increased our other comprehensive loss by $0.3 million and $1.4 million, net of tax, for the nine months ended September 30, 2008 and 2007, respectively.  The full balance of accumulated other comprehensive loss is due to accounting for our interest rate swaps.  We do not anticipate any of this balance to be reclassified into earnings within the next year.  Also, since the swaps are fully effective hedging arrangements, there is no amount related to hedging ineffectiveness to expense.

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

We reclassified the results of three skilled nursing centers (two of which were leased) to discontinued operations during the three months ended September 30, 2008.  We exercised options to purchase the two centers and simultaneously sold them in conjunction with the owned location for a net amount to us of $1.1 million (subject to resolution of certain contingencies), which was recorded in other current assets as of September 30, 2008.  We received $0.9 million of cash proceeds on October 1, 2008 and expect to receive the remaining $0.2 million of the sales price by the end of 2008.  A $0.9 million loss on disposal of these centers was recognized in the three months ended September 30, 2008.

During July 2008, we transferred operations of a leased skilled nursing center in Indiana to an outside party.  This center has been classified as a discontinued operation since the third quarter of 2007 and was originally acquired in the second quarter of 2007 with the Harborside acquisition.

We transferred operations of a leased skilled nursing center in Tennessee in June 2008 to an outside party, and the center has been reclassified into discontinued operations.  As a result of June 2008 flooding in the Midwest, our center in Terre Haute, Indiana was severely damaged and the operation permanently discontinued.  The operating results for the Terre Haute center have been reclassified to discontinued operations, and we have recorded a $1.8 million fixed assets impairment charge for the nine months ended September 30, 2008, due to the damage to the building and contents.

During the third quarter of 2007, we reclassified two hospitals to discontinued operations in accordance with SFAS No. 144.  On June 30, 2008, we sold the operations of these two hospitals for $10.1 million (subject to a final working capital reconciliation), which was recorded in other current assets as of June 30, 2008 and received $9.5 million in cash proceeds on July 1, 2008.  The remaining $0.6 million of sales price is expected to be received during the fourth quarter of 2008 in conjunction with the final working capital adjustment.  A $2.7 million loss on disposal of these operations was

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

recognized in the three months ended June 30, 2008.  The lessor of the two hospitals did not fully release us from our rent obligation subsequent to the sale.  Therefore, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the $2.7 million loss includes an accrued liability of $6.3 million for continuing costs incurred without economic benefit as of the date of disposal of the operations (i.e., the “cease-use” date).

We sold our remaining laboratory and radiology services operations in the second quarter of 2007 for $2.5 million plus the value of the working capital.  We received $2.3 million at closing and recognized a gain of $0.6 million. In the third quarter of 2007, following adjustment of the working capital amount, the buyer paid us $0.9 million in full satisfaction of the purchase price and we recognized an additional $1.0 million gain on disposal.

In the first quarter of 2007, we sold a skilled nursing center that was classified as held for sale since 2006 for $4.9 million and recorded a net loss of $0.5 million.

Other discontinued operations are principally comprised of the operations of a regional provider of adolescent rehabilitation and special education services.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	September 30, 2008
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$2,726	$-	$-	$4,525	$7,251

(Loss) income from discontinued
operations, net (1)	$(196)	$(7)	$(2)	$34	$(171)
Loss on disposal of
discontinued operations, net (2)	(654)	-	-	-	(654)
(Loss) income from discontinued
operations, net	$(850)	$(7)	$(2)	$34	$(825)

(1) Net of related tax benefit of $114
(2) Net of related tax benefit of $436

	For the Three Months Ended
	September 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$17,416	$-	$1,298	$4,478	$23,192

(Loss) income from discontinued
operations, net (1)	$(162)	$(42)	$(412)	$303	$(313)
(Loss) gain on disposal of
discontinued operations, net (2)	(358)	992	-	(5)	629
(Loss) income from discontinued
operations, net	$(520)	$950	$(412)	$298	$316

(1) Net of related tax benefit of $141
(2) Net of related tax expense of $0

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2008
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$38,647	$-	$-	$14,115	$52,762

(Loss) income from discontinued
operations, net (1)	$(654)	$(45)	$39	$(132)	$(792)
(Loss) gain on disposal of
discontinued operations, net (2)	(2,477)	-	(47)	1	(2,523)
Loss from discontinued
operations, net	$(3,131)	$(45)	$(8)	$(131)	$(3,315)

(1) Net of related tax benefit of $503
(2) Net of related tax benefit of $1,631

	For the Nine Months Ended
	September 30, 2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Net operating revenues	$55,134	$5,360	$2,941	$13,726	$77,161

Income (loss) from discontinued
operations, net (1)	$2,491	$109	$(827)	$561	$2,334
(Loss) gain on disposal of
discontinued operations, net (2)	(1,001)	1,597	41	(11)	626
Income (loss) from discontinued
operations, net	$1,490	$1,706	$(786)	$550	$2,960

(1) Net of related tax expense of $1,380
(2) Net of related tax expense of $0

(b) Assets and Liabilities Held for Sale

As of September 30, 2008, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $2.7 million, primarily consisting of property and equipment and (ii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

(5)  Variable Interest Entities

As of September 30, 2008, we owned 34% of the voting interest (15.5% at September 30, 2007) in the nine Clipper entities, each of which owns one center that we operate in New Hampshire. Clipper’s objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million, of which we have paid an aggregate of $3.0 million through September 30, 2008.  The agreement also provides the owners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.

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

We have concluded that Clipper meets the definition of a VIE because we have agreements with the majority owners granting to us the option to acquire, and to the owners, the right to put to us, 100% ownership of Clipper. We have recognized $5.3 million of the option value in other long-term liabilities in our consolidated balance sheets.  The remaining $2.0 million is recorded as current in other accrued liabilities in our consolidated balance sheets.  We have not recorded any minority interest associated with the 66% interest which we do not own since the partnerships’ net equity was a deficit and as the primary beneficiary, we would be responsible for all of their losses. Pursuant to FIN No. 46(R), we have eliminated center rent expense of $0.7 million for each of the three months ended September 30, 2008 and 2007, and included $48.8 million and $49.4 million of mortgage debt of Clipper in our consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively, although we own 34% of the voting interest in the Clipper properties and are not directly obligated on the debt. The debt is collateralized by the fixed assets of the respective partnerships and limited liability companies that own the Clipper properties and none of our assets.  Creditors do not have any general recourse against us for the mortgage debt.

The following provides the balance sheet impact of Clipper upon consolidation as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$615	$592
Restricted cash, current	1,622	1,588
Prepaid expenses and other assets	42	130
Total current assets	2,279	2,310

Property and equipment, net:
Land	6,171	6,171
Land improvements	25	29
Buildings	33,477	34,133
Building improvements	2,671	2,835
Equipment	151	153
Construction in progress	36	-
Total property and equipment, net	42,531	43,321

Intangible assets, net	5,445	7,014
Intercompany	5,657	4,836

Total assets	$55,912	$57,481

Current liabilities:
Mortgages, current	$873	$825
Other accrued liabilities	2,514	2,224
Total current liabilities	3,387	3,049

Mortgages, net of current	47,901	48,560
Other long-term liabilities	14,759	15,163
Total long-term liabilities	62,660	63,723

Total liabilities	66,047	66,772

Stockholders’ deficit:
Accumulated deficit	(10,135)	(9,291)

Total liabilities and stockholders’ deficit	$55,912	$57,481

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

       For the three months ended September 30, 2008, the consolidation of Clipper included a net loss of $0.4 million comprised of a $0.9 million charge to interest expense, and a $0.3 million charge to depreciation expense, partially offset by a $0.7 million credit to rent expense and a $0.1 million credit to taxes and other expense. For the three months ended September 30, 2007, the consolidation of Clipper included a net loss of $0.4 million comprised of a $0.8 million charge to interest expense, and a $0.4 million charge to depreciation expense, partially offset by a $0.7 million credit to rent expense and a $0.1 million credit to taxes and other expense.

For the nine months ended September 30, 2008, the consolidation of Clipper included a net loss of $1.0 million comprised of a $2.5 million charge to interest expense, and a $1.0 million charge to depreciation expense, partially offset by a $2.2 million credit to rent expense and a $0.3 million credit to taxes and other expense. For the nine months ended September 30, 2007, the consolidation of Clipper included a net loss of $1.2 million comprised of a $2.3 million charge to interest expense, and a $1.2 million charge to depreciation expense, partially offset by a $1.9 million credit to rent expense and a $0.4 million credit to taxes and other expense.

(6)  Commitments and Contingencies

Insurance

Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims ($5.0 million per claim since January 1, 2004), which amounts we are responsible for funding, and we have maintained excess insurance policies for claims above those amounts. The Harborside operations, which we acquired in April 2007, and the Peak operations, which we acquired in December 2005, utilized several different general and professional insurance programs.  We have added the Harborside and Peak operations to our general and professional liability programs.  In certain states, we are unable to obtain insurance coverage for punitive damages arising from general and professional liability litigation due to state law, and therefore we would be responsible for the payment of any punitive damages awarded against us in those states.

With the exception of state-controlled workers’ compensation plans, our workers’ compensation risks are insured through high-retention insurance policies with third parties.

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers’ compensation reserves and general and professional liability reserves.  For both the workers’ compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods.  The foundation for each of these methods is our actual historical reported and/or paid loss data.  In cases where our historical data is not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods is an estimate of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends and an estimate for losses incurred but not reported. These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense is determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Activity in our insurance reserves as of and for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):
	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2008	$86,291	$61,439	$147,730
Current year provision, continuing operations	8,353	6,468	14,821
Current year provision, discontinued operations	433	258	691
Claims paid, continuing operations	(4,167)	(4,351)	(8,518)
Claims paid, discontinued operations	(1,207)	(1,014)	(2,221)
Amounts paid for administrative services and other	(1,052)	(2,026)	(3,078)
Balance as of March 31, 2008	$88,651	$60,774	$149,425

Current year provision, continuing operations	6,609	7,786	14,395
Current year provision, discontinued operations	95	461	556
Prior year reserve adjustments, continuing operations	(5,250)	2,600	(2,650)
Prior year reserve adjustments, discontinued operations	(770)	400	(370)
Claims paid, continuing operations	(4,379)	(5,421)	(9,800)
Claims paid, discontinued operations	(787)	(669)	(1,456)
Amounts paid for administrative services and other	(1,044)	(1,157)	(2,201)
Balance as of June 30, 2008	$83,125	$64,774	$147,899

Current year provision, continuing operations	6,986	7,594	14,580
Current year provision, discontinued operations	115	52	167
Claims paid, continuing operations	(5,981)	(5,532)	(11,513)
Claims paid, discontinued operations	(1,101)	(1,041)	(2,142)
Amounts paid for administrative services and other	(1,164)	(2,084)	(3,248)
Balance as of September 30, 2008	$81,980	$63,763	$145,743

Balance as of January 1, 2007	$75,078	$51,521	$126,599
Current year provision, continuing operations	6,033	3,923	9,956
Current year provision, discontinued operations	506	372	878
Claims paid, continuing operations	(2,623)	(2,042)	(4,665)
Claims paid, discontinued operations	(2,164)	(1,406)	(3,570)
Amounts paid for administrative services and other	(1,963)	(1,061)	(3,024)
Balance as of March 31, 2007	$74,867	$51,307	$126,174

Current year provision, continuing operations	7,698	6,070	13,768
Current year provision, discontinued operations	441	355	796
Prior year reserve adjustments, continuing operations	(3,962)	(1,994)	(5,956)
Prior year reserve adjustments, discontinued operations	(1,538)	(1,506)	(3,044)
Claims paid, continuing operations	(2,881)	(4,236)	(7,117)
Claims paid, discontinued operations	(1,826)	(1,094)	(2,920)
Amounts paid for administrative services and other	(1,472)	(1,291)	(2,763)
Reserve established through purchase accounting	17,796	14,352	32,148
Balance as of June 30, 2007	$89,123	$61,963	$151,086

Current year provision, continuing operations	8,301	7,345	15,646
Current year provision, discontinued operations	441	305	746
Claims paid, continuing operations	(4,720)	(4,166)	(8,886)
Claims paid, discontinued operations	(2,244)	(1,250)	(3,494)
Amounts paid for administrative services and other	(1,267)	(2,508)	(3,775)
Balance as of September 30, 2007	$89,634	$61,689	$151,323

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at September 30, 2008 and December 31, 2007 is as indicated (in thousands):

	September 30, 2008				December 31, 2007
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,236	$18,704	$21,940	|	$3,717	$20,933	$24,650
Non-current	-	-	-	|	-	566	566
Total	$3,236	$18,704	$21,940	|	$3,717	$21,499	$25,216
				|
Liabilities (2)(3):				|
Self-insurance				|
Liabilities				|
Current	$19,342	$17,592	$36,934	|	$20,263	$20,933	$41,196
Non-current	62,638	46,171	108,809	|	66,028	40,506	106,534
Total	$81,980	$63,763	$145,743	|	$86,291	$61,439	$147,730

(1)
Total restricted cash above excludes $14,812 and $15,978 at September 30, 2008 and December 31, 2007, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities in the table exclude $5,928 and $7,450 at September 30, 2008 and December 31, 2007, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $49,980 for general and professional liability insurance and workers’ compensation, respectively, as of September 30, 2008 and $750 and $50,619 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2007.

(7)  Income Taxes

The provision for income taxes of $6.3 million and $20.1 million for the three and nine months ended September 30, 2008, respectively, is based on a combined federal and state income tax rate of approximately 40%.  The provision for income taxes of $2.6 million and $10.3 million for the three and nine months ended September 30, 2007, respectively, was based on a combined income tax rate of approximately 35%.  The lower tax rate in 2007 resulted from a partial reversal of our valuation allowance on net deferred tax assets that were generated after our emergence from bankruptcy in February 2002.

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

The Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $24.9 million, which includes approximately $14.6 million due to our acquisition of Harborside in 2007. Accordingly, our net operating loss (“NOL”), capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $121.6 million of NOLs which can be used to offset U.S. taxable income in 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(8)  Other Events

(a)  Acquisition

During the three months ended September 30, 2008, we acquired all membership interests in a limited liability company that conducts hospice operations in the State of New Jersey.  Its results of operations are included in the accompanying consolidated income statements as of September 1, 2008.  Pro forma information, as required by Statement of Financial Accounting Standards No. 141, Business Combinations, related to this acquisition is not provided because the impact on our consolidated results of operations is not significant.  The $7.7 million purchase price was funded through cash on-hand at the time of acquisition and allocated preliminarily to the following fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$695
Property and equipment	7
Identifiable intangible assets	228
Goodwill	6,835
Other long-term assets	7
Total assets acquired	7,772

Debt assumed	(92)

Net assets acquired	$7,680

(b)  Litigation

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

The Kentucky Attorney General’s office has commenced an investigation that relates to our centers in Kentucky, which we acquired in April 2007 in the Harborside acquisition.  At present, the investigation appears to be focused on care

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

provided at one center, but it has not been concluded.  We continue to cooperate with the Attorney General’s office.  At this time we are unable to predict the outcome of the investigation.

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

The following summarizes the services provided by our reportable segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At September 30, 2008, we operated 208 long-term care centers (consisting of 185 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers) in 25 states with 23,429 licensed beds as compared with 213 long-term care centers (consisting of 190 skilled nursing centers, 15 assisted living and independent living centers, and eight mental health centers) with 24,002 licensed beds at September 30, 2007.

Rehabilitation Therapy Services:  This segment provides primarily physical, occupational and speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers.  At September 30, 2008, this segment provided services in 33 states to 441 centers, of which 325 were nonaffiliated and 116 were affiliated, as compared to 412 centers, of which 309 were nonaffiliated and 103 were affiliated at September 30, 2007.

Medical Staffing Services: As of September 30, 2008, this segment provided services in 36 states and derived 63.0% of its revenues from hospitals and other providers, 24.4% from skilled nursing centers, 8.0% from schools and 4.6% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of September 30, 2008, this segment had 29 branch offices which provided temporary therapy, nursing and physician staffing services in major metropolitan areas, one branch office which specialized in the placement of temporary traveling therapists, and one branch office which specialized in temporary pharmaceutical staffing.

Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

The accounting policies of the segments are the same as those described in Note 3 – “Summary of Significant Accounting Policies” of our 2007 Form 10-K.  We primarily evaluate segment performance based on profit or loss from operations before reorganization and restructuring items, income taxes and extraordinary items (net segment income). Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, and restructuring costs are not considered in the evaluation of segment performance.  Interest expense is recorded in the segment carrying the obligation to which the interest relates.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
September 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$404,701	$22,756	$29,256	$9	$-	$456,722

Intersegment revenues	-	15,562	827	-	(16,389)	-

Total revenues	404,701	38,318	30,083	9	(16,389)	456,722

Operating salaries and benefits	206,772	31,953	21,084	-	-	259,809

Self-insurance for workers’
compensation and general and
professional liability insurance	13,455	528	389	208	-	14,580

Other operating costs	104,354	2,067	4,864	(3)	(16,389)	94,893

General and administrative expenses	10,231	1,747	814	13,832	-	26,624

Provision (adjustment) for losses on
accounts receivable	3,316	(8)	(2)	-	-	3,306

Segment operating income (loss)	$66,573	$2,031	$2,934	$(14,028)	$-	$57,510

Center rent expense	18,207	100	244	-	-	18,551

Depreciation and amortization	8,989	138	216	831	-	10,174

Interest, net	3,548	-	(5)	9,527	-	13,070

Net segment income (loss)	$35,829	$1,793	$2,479	$(24,386)	$-	$15,715

Identifiable segment assets	$1,130,973	$12,952	$29,237	$748,739	$(528,457)	$1,393,444

Goodwill	$326,579	$-	$4,533	$-	$-	$331,112

Segment capital expenditures	$11,877	$72	$51	$381	$-	$12,381
______________________________________

General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net gain (loss) on sale of assets, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before gain (loss) on sale of assets, net, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Three Months Ended
September 30, 2007
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$384,763	$20,579	$27,197	$34	$-	$432,573

Intersegment revenues	-	11,300	1,084	-	(12,384)	-

Total revenues	384,763	31,879	28,281	34	(12,384)	432,573

Operating salaries and benefits	198,102	26,801	21,729	-	-	246,632

Self-insurance for workers’
compensation and general and
professional liability insurance	14,635	461	417	133	-	15,646

Other operating costs	97,002	1,435	2,955	1	(12,384)	89,009

General and administrative expenses	8,603	1,172	432	16,878	-	27,085

Provision for losses on accounts receivable	3,181	130	17	-	-	3,328

Segment operating income (loss)	$63,240	$1,880	$2,731	$(16,978)	$-	$50,873

Center rent expense	18,277	51	224	-	-	18,552

Depreciation and amortization	8,839	132	189	801	-	9,961

Interest, net	3,144	-	(1)	11,698	-	14,841

Net segment income (loss)	$32,980	$1,697	$2,319	$(29,477)	$-	$7,519

Identifiable segment assets	$841,986	$13,168	$37,104	$958,928	$(570,773)	$1,280,413

Goodwill	$220,753	$-	$5,011	$-	$-	$225,764

Segment capital expenditures	$10,232	$116	$143	$671	$-	$11,162

______________________________________

General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net gain (loss) on sale of assets, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before gain (loss) on sale of assets, net, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,204,973	$65,607	$89,020	$29	$-	$1,359,629

Intersegment revenues	-	44,314	2,155	-	(46,469)	-

Total revenues	1,204,973	109,921	91,175	29	(46,469)	1,359,629

Operating salaries and benefits	611,068	90,726	65,789	-	-	767,583

Self-insurance for workers’
compensation and general and
professional liability insurance	37,995	1,582	1,132	437	-	41,146

Other operating costs	308,662	5,326	12,996	(2)	(46,469)	280,513

General and administrative expenses	30,120	4,879	2,672	46,529	-	84,200

Provision for losses on
accounts receivable	8,887	245	391	-	-	9,523

Segment operating income (loss)	$208,241	$7,163	$8,195	$(46,935)	$-	$176,664

Center rent expense	54,704	285	732	-	-	55,721

Depreciation and amortization	26,334	396	611	2,235	-	29,576

Interest, net	10,130	(1)	(14)	31,029	-	41,144

Net segment income (loss)	$117,073	$6,483	$6,866	$(80,199)	$-	$50,223

Identifiable segment assets	$1,130,973	$12,952	$29,237	$748,739	$(528,457)	$1,393,444

Goodwill	$326,579	$-	$4,533	$-	$-	$331,112

Segment capital expenditures	$26,355	$171	$161	$1,756	$-	$28,443
______________________________________

General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net gain (loss) on sale of assets, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before gain (loss) on sale of assets, net, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2007
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$976,928	$62,048	$78,962	$68	$-	$1,118,006

Intersegment revenues	-	31,894	2,472	-	(34,366)	-

Total revenues	976,928	93,942	81,434	68	(34,366)	1,118,006

Operating salaries and benefits	496,075	78,222	63,394	-	-	637,691

Self-insurance for workers’
compensation and general and
professional liability insurance	30,589	1,303	1,173	349	-	33,414

Other operating costs	250,567	4,837	7,379	19	(34,366)	228,436

General and administrative expenses	22,423	3,674	2,252	47,011	-	75,360

Provision (adjustment) for losses on
accounts receivable	8,609	(45)	228	-	-	8,792

Segment operating income (loss)	$168,665	$5,951	$7,008	$(47,311)	$-	$134,313

Center rent expense	51,639	154	653	-	-	52,446

Depreciation and amortization	20,535	382	553	1,969	-	23,439

Interest, net	8,088	10	13	20,758	-	28,869

Net segment income (loss)	$88,403	$5,405	$5,789	$(70,038)	$-	$29,559

Identifiable segment assets	$841,986	$13,168	$37,104	$958,928	$(570,773)	$1,280,413

Goodwill	$220,753	$-	$5,011	$-	$-	$225,764

Segment capital expenditures	$18,267	$1,260	$305	$2,999	$-	$22,831
______________________________________

General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net gain (loss) on sale of assets, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before gain (loss) on sale of assets, net, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	September 30,
	2008	2007

Net segment income	$15,715	$7,519
Loss on sale of assets	-	(12)
Consolidated income before income taxes and
discontinued operations	$15,715	$7,507

	For the Nine Months Ended
	September 30,
	2008	2007

Net segment income	$50,223	$29,559
Gain (loss) on sale of assets	77	(22)
Consolidated income before income taxes and
discontinued operations	$50,300	$29,537

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$58,529	$19,574	$2,330	$-	$80,433
Restricted cash	24,601	5,136	3,727	-	33,464
Accounts receivable, net	-	194,308	2,942	(29)	197,221
Prepaid expenses and other assets	7,740	14,973	658	(1,176)	22,195
Assets held for sale	943	2,698	10	-	3,651
Deferred tax assets	-	37,474	1,302	(7,389)	31,387
Total current assets	91,813	274,163	10,969	(8,594)	368,351
Property and equipment, net	8,474	520,181	68,718	-	597,373
Intangible assets, net	38,327	13,159	1,413	-	52,899
Goodwill	-	324,277	6,835	-	331,112
Restricted cash, non-current	2,953	335	-	-	3,288
Deferred tax assets	9,919	45,928	-	(13,535)	42,312
Other assets	1,420	4,707	-	(8)	6,119
Intercompany balances	484,641	-	4,789	(489,430)	-
Investment in subsidiaries	301,291	-	-	(301,291)	-
Total assets	$938,838	$1,182,750	$92,724	$(812,858)	$1,401,454

Current liabilities:
Accounts payable	$9,485	$38,150	$851	$(29)	$48,457
Accrued compensation and benefits	7,890	53,028	914	-	61,832
Accrued self-insurance obligations, current portion	3,838	37,884	1,140	-	42,862
Income taxes payable	2,782	-	-	-	2,782
Other accrued liabilities	11,538	51,750	3,867	(1,176)	65,979
Current portion of long-term debt and capital lease obligations	4,402	6,486	1,200	-	12,088
Deferred tax liabilities	7,389	-	-	(7,389)	-
Total current liabilities	47,324	187,298	7,972	(8,594)	234,000
Accrued self-insurance obligations, net of current portion	41,711	66,669	429	-	108,809
Long-term debt and capital lease obligations, net of current portion	550,192	101,017	64,714	-	715,923
Unfavorable lease obligations, net	-	16,372	-	-	16,372
Deferred tax liabilities	-	-	13,535	(13,535)	-
Intercompany balances	-	489,438	-	(489,438)	-
Other long-term liabilities	21,048	25,450	-	-	46,498
Total liabilities	660,275	886,244	86,650	(511,567)	1,121,602

Minority interest	-	1,289	-	-	1,289

Stockholders’ equity:
Common stock	435	-	-	-	435
Additional paid-in capital	605,966	-	-	-	605,966
Accumulated deficit	(325,104)	295,217	6,074	(301,291)	(325,104)
Accumulated other comprehensive loss, net	(2,734)	-	-	-	(2,734)
Total stockholders’ equity	278,563	295,217	6,074	(301,291)	278,563
Total liabilities and stockholders’ equity	$938,838	$1,182,750	$92,724	$(812,858)	$1,401,454

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$9	$465,622	$7,480	$(16,389)	$456,722
Costs and expenses:
Operating salaries and benefits	-	256,463	3,346	-	259,809
Self-insurance for workers’ compensation and
general and professional liability insurance	208	14,199	173	-	14,580
General and administrative expenses (1)	13,832	12,792	-	-	26,624
Other operating costs	2	109,731	1,549	(16,389)	94,893
Center rent expense	-	18,376	175	-	18,551
Depreciation and amortization	831	8,778	565	-	10,174
Provision for losses on accounts receivable	-	3,146	160	-	3,306
Interest, net	9,527	2,315	1,228	-	13,070
Gain on sale of assets	-	-	-	-	-
Income from investment in subsidiaries	(23,238)	-	-	23,238	-
Total costs and expenses	1,162	425,800	7,196	6,849	441,007

(Loss) income before income taxes and
discontinued operations	(1,153)	39,822	284	(23,238)	15,715
Income tax (benefit) expense	(9,757)	15,929	114	-	6,286
Income from continuing operations	8,604	23,893	170	(23,238)	9,429

Discontinued operations:
(Loss) income from discontinued operations, net	-	(273)	102	-	(171)
(Loss) gain on disposal of discontinued
operations, net	-	(1,085)	431	-	(654)
(Loss) income on discontinued operations, net	-	(1,358)	533	-	(825)

Net income	$8,604	$22,535	$703	$(23,238)	$8,604

    (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$35	$437,974	$6,948	$(12,384)	$432,573
Costs and expenses:
Operating salaries and benefits	-	243,857	2,775	-	246,632
Self-insurance for workers’ compensation and
general and professional liability insurance	134	15,347	165	-	15,646
General and administrative expenses (1)	15,172	11,908	5	-	27,085
Other operating costs	-	100,182	1,211	(12,384)	89,009
Center rent expense	-	18,390	162	-	18,552
Depreciation and amortization	801	8,798	362	-	9,961
Provision for losses on accounts receivable	-	3,152	176	-	3,328
Interest, net	11,698	1,890	1,253	-	14,841
Loss on sale of assets	-	12	-	-	12
Income from investment in subsidiaries	(35,591)	-	-	35,591	-
Total costs and expenses	(7,786)	403,536	6,109	23,207	425,066

Income before income taxes and
discontinued operations	7,821	34,438	839	(35,591)	7,507
Income tax expense	2,627	-	-	-	2,627
Income from continuing operations	5,194	34,438	839	(35,591)	4,880

Discontinued operations:
(Loss) income from discontinued operations, net	-	(4)	(309)	-	(313)
Gain (loss) on disposal of discontinued
operations, net	2	(4)	631	-	629
Income (loss) on discontinued operations, net	2	(8)	322	-	316

Net income	$5,196	$34,430	$1,161	$(35,591)	$5,196

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$29	$1,384,590	$21,479	$(46,469)	$1,359,629
Costs and expenses:
Operating salaries and benefits	-	758,266	9,317	-	767,583
Self-insurance for workers’ compensation and
general and professional liability insurance	437	40,215	494	-	41,146
General and administrative expenses (1)	46,006	38,194	-	-	84,200
Other operating costs	2	322,448	4,532	(46,469)	280,513
Center rent expense	-	55,217	504	-	55,721
Depreciation and amortization	2,235	25,653	1,688	-	29,576
Provision for losses on accounts receivable	-	9,199	324	-	9,523
Interest, net	31,029	6,576	3,539	-	41,144
Gain on sale of assets	(77)		-	-	(77)
Income from investment in subsidiaries	(74,628)	-	-	74,628	-
Total costs and expenses	5,004	1,255,768	20,398	28,159	1,309,329

(Loss) income before income taxes and
discontinued operations	(4,975)	128,822	1,081	(74,628)	50,300
Income tax (benefit) expense	(31,842)	51,529	432	-	20,119
Income from continuing operations	26,867	77,293	649	(74,628)	30,181

Discontinued operations:
(Loss) income from discontinued operations, net	(1)	(1,905)	1,114	-	(792)
(Loss) gain on disposal of discontinued
operations, net	-	(4,100)	1,577	-	(2,523)
(Loss) income on discontinued operations, net	(1)	(6,005)	2,691	-	(3,315)

Net income	$26,866	$71,288	$3,340	$(74,628)	$26,866

    (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$68	$1,135,518	$16,786	$(34,366)	$1,118,006
Costs and expenses:
Operating salaries and benefits	-	631,094	6,597	-	637,691
Self-insurance for workers’ compensation and
general and professional liability insurance	348	32,647	419	-	33,414
General and administrative expenses (1)	44,126	31,220	14	-	75,360
Other operating costs	16	259,723	3,063	(34,366)	228,436
Center rent expense	-	52,087	359	-	52,446
Depreciation and amortization	1,969	20,633	837	-	23,439
Provision for losses on accounts receivable	-	8,555	237	-	8,792
Interest, net	20,766	4,853	3,250	-	28,869
Loss on sale of assets	-	22	-	-	22
Income from investment in subsidiaries	(99,651)	-	-	99,651	-
Total costs and expenses	(32,426)	1,040,834	14,776	65,285	1,088,469

Income before income taxes and
discontinued operations	32,494	94,684	2,010	(99,651)	29,537
Income tax expense	10,339	-	-	-	10,339
Income from continuing operations	22,155	94,684	2,010	(99,651)	19,198

Discontinued operations:
Income (loss) from discontinued operations, net	1	3,436	(1,103)	-	2,334
(Loss) gain on disposal of discontinued
operations, net	2	(629)	1,253	-	626
Income (loss) on discontinued operations, net	3	2,808	150	-	2,960

Net income	$22,158	$97,491	$2,160	$(99,651)	$22,158

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$17,009	$42,166	$1,560	$-	$60,735

Cash flows from investing activities:
Capital expenditures	(1,755)	(26,624)	(153)	-	(28,532)
Purchase of leased real estate	-	(8,956)	-	-	(8,956)
Proceeds from sale of assets held for sale	13,617	180	-	-	13,797
Acquisitions	-	(7,373)	-	-	(7,373)
Net cash provided by (used for) investing activities	11,862	(42,773)	(153)	-	(31,064)

Cash flows from financing activities:
Long-term debt borrowings	-	20,290	-	-	20,290
Long-term debt repayments	(2,911)	(23,656)	(853)	-	(27,420)
Proceeds from issuance of common stock	2,348	-	-	-	2,348
Distribution of partnership equity	-	-	(288)	-	(288)
Net cash used for financing activities	(563)	(3,366)	(1,141)	-	(5,070)
Net increase (decrease) in cash and cash equivalents	28,308	(3,973)	266	-	24,601
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$58,529	$19,574	$2,330	$-	$80,433

For the Nine Months Ended September 30, 2007
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated

Net cash provided by (used for) operating activities	$2,233	$80,695	$(4,931)	$-	$77,997

Cash flows from investing activities:
Capital expenditures	(2,862)	(20,061)	(404)	-	(23,327)
Purchase of leased real estate	-	(33,220)	-	-	(33,220)
Proceeds from sale of assets held for sale	2,251	3,238	500	-	5,989
Acquisitions, net	(361,083)	-	-	-	(361,083)
Accrued acquisition costs, net	3,585	-	-	-	3,585
Net cash (used for) provided by investing activities	(358,109)	(50,043)	96	-	(408,056)

Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	(9,994)	-	-	-	(9,994)
Long-term debt borrowings	304,142	10,404	12,454	-	327,000
Long-term debt repayments	(6,719)	(28,587)	(6,331)	-	(41,637)
Proceeds from issuance of common stock	781	-		-	781
Distribution of partnership equity	-	-	(511)	-	(511)
Distribution of minority interest	-	-	(57)	-	(57)
Release of third party collateral	25,640	-	-	-	25,640
Deferred financing costs	(18,045)	-	-	-	(18,045)
Net cash provided by (used for) financing activities	295,805	(18,183)	5,555	-	283,177
Net (decrease) increase in cash and cash equivalents	(60,071)	12,469	720	-	(46,882)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$59,739	$23,806	$1,508	$-	$85,053

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 185 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers with 23,429 licensed beds located in 25 states as of September 30, 2008. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

Revenues from Medicare, Medicaid and Other Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and long-term care centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid, and pressures on state budgets resulting from the worsening economic conditions in the United States may intensify these efforts. This focus has not been limited to skilled nursing centers, but includes other services provided by us, such as skilled therapy services. We cannot at this time predict the extent to which proposals limiting federal or state expenditures will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Nine Months Ended
Sources of Revenues	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007

Consolidated:
Medicaid	$184,771	40.5%	$184,545	42.7%	$543,464	40.0%	$461,385	41.3%
Medicare	128,154	28.1	113,013	26.1	386,893	28.5	296,363	26.5
Managed care and commercial insurance	22,173	4.9	16,898	3.9	68,037	5.0	41,318	3.7
Private pay and other	121,624	26.5	118,117	27.3	361,235	26.5	318,940	28.5
Total	$456,722	100.0%	$432,573	100.0%	$1,359,629	100.0%	$1,118,006	100.0%

Inpatient Only:
Medicaid	$184,715	45.6%	$184,523	48.0%	$543,347	45.1%	$461,289	47.2%
Medicare	124,976	30.9	110,757	28.8	378,191	31.4	290,336	29.7
Managed care and commercial insurance	22,044	5.4	16,743	4.4	67,611	5.6	40,983	4.2
Private pay and other	72,966	18.1	72,740	18.8	215,824	17.9	184,320	18.9
Total	$404,701	100.0%	$384,763	100.0%	$1,204,973	100.0%	$976,928	100.0%

Medicare

Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation’s elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled or who have end-stage renal disease. Medicare is comprised of four related health insurance programs.  Medicare Part A provides for inpatient services including

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

hospital, skilled long-term care, and home healthcare.  Medicare Part B provides for outpatient services including physicians’ services, diagnostic service, durable medical equipment, skilled therapy services and medical supplies.  Medicare Part C is a managed care option (“Medicare Advantage”) for beneficiaries who are entitled to Part A and enrolled in Part B.  Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dually eligible patients.

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our long-term care (“LTC”) centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
$423.30	$392.47	$417.14	$383.31

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our LTC centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
$168.64	$164.28	$167.51	$159.29

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

Managed Care, Commercial Insurance and Private Payors

During the three months ended September 30, 2008, we received 31.4% of our revenues from commercial insurance, long-term care centers that utilize our specialty medical services, self-pay center residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

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

Critical Accounting Policies Update

In October 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which effectively defines fair value for purposes of accounting principles generally accepted in the United States and expands disclosures of fair value measurements.  SFAS No. 157 changes the underlying methodology of establishing fair value for our financial instruments, including our interest rate swap agreement (see Note 3 – “Fair Value of Financial Instruments”).  We adopted SFAS No. 157 as of January 1, 2008.  There was no material impact on our financial condition upon adoption of SFAS No. 157 for our financial assets and financial liabilities.

We believe there have been no significant changes, other than the adoption of SFAS No. 157, during the three and nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On October 10, 2008, the FASB issued FASB Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our results of operations, cash flows or financial positions.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on our results of operations, cash flows or financial positions; however, it could impact future transactions.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Total net revenues	$456,722	$432,573	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	259,809	246,632	56.9	57.0
Self-insurance for workers’ compensation and general
and professional liabilities	14,580	15,646	3.2	3.6
Other operating costs	107,685	99,217	23.6	23.0
Center rent expense	18,551	18,552	4.1	4.3
General and administrative expenses	13,832	16,877	3.0	3.9
Depreciation and amortization	10,174	9,961	2.2	2.3
Provision for losses on accounts receivable	3,306	3,328	0.7	0.8
Interest, net	13,070	14,841	2.9	3.4
Other (income) expenses	-	12	-	-
Income before income taxes and discontinued
operations	15,715	7,507	3.4	1.7
Income tax expense	6,286	2,627	1.4	0.6
Income from continuing operations	9,429	4,880	2.0	1.1
(Loss) income from discontinued operations, net	(825)	316	(0.1)	0.1
Net income	$8,604	$5,196	1.9%	1.2%

	For the Nine	For the Nine	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Total net revenues	$1,359,629	$1,118,006	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	767,583	637,691	56.5	57.1
Self-insurance for workers’ compensation and general
and professional liabilities	41,146	33,414	3.0	3.0
Other operating costs	318,185	256,787	23.4	22.9
Center rent expense	55,721	52,446	4.1	4.7
General and administrative expenses	46,528	47,009	3.4	4.2
Depreciation and amortization	29,576	23,439	2.2	2.1
Provision for losses on accounts receivable	9,523	8,792	0.7	0.8
Interest, net	41,144	28,869	3.0	2.6
Other (income) expenses	(77)	22	-	-
Income before income taxes and discontinued
operations	50,300	29,537	3.7	2.6
Income tax expense	20,119	10,339	1.5	0.9
Income from continuing operations	30,181	19,198	2.2	1.7
(Loss) income from discontinued operations, net	(3,315)	2,960	(0.2)	0.3
Net income	$26,866	$22,158	2.0%	2.0%

The following discussion of the “Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007” and the “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007” is based, in part, on the financial information presented in Note 9 – “Segment Information” in our consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenue increased $24.1 million, or 5.6%, to $456.7 million for the three months ended September 30, 2008 from $432.6 million for the three months ended September 30, 2007. We reported net income for the three months ended September 30, 2008 of $8.6 million compared to net income of $5.2 million for the three months ended September 30, 2007.

The increase in net revenue for the 2008 period included $19.9 million of additional revenue in our Inpatient Services segment due to increases in Medicare Part A rates, Medicaid rates, private payor rates, and commercial insurance revenues, offset by decreases due to a lower Medicaid and private pay customer base.  The remainder of the increase primarily resulted from a $1.8 million increase in revenue from our Medical Staffing segment mainly due to an increase in billable hours, increases in temporary placement of physicians and increases in average bill rates and a $6.4 million increase in revenue from our Rehabilitation Therapy segment due to increases in billable minutes and billing rates.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $13.2 million, or 5.4%, to $259.8 million (56.9% of net revenues) for the three months ended September 30, 2008 from $246.6 million (57.0% of net revenues) for the three months ended September 30, 2007.  The increase resulted primarily from $8.7 million of wage increases in our Inpatient Services segment and a $5.2 million increase from our Rehabilitation Therapy segment attributable to wage rate increases and business growth.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $1.0 million, or 6.4%, to $14.6 million (3.2% of net revenues) for the three months ended September 30, 2008 from $15.6 million (3.6% of net revenues) for the three months ended September 30, 2007 primarily due to decreased medical, legal and administrative costs associated with claims.

Other operating costs increased $8.5 million, or 8.6%, to $107.7 million (23.6% of net revenues) for the three months ended September 30, 2008 from $99.2 million (23.0% of net revenues) for the three months ended September 30, 2007.  The increase was primarily due to a $7.4 million increase in our Inpatient Services segment driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy, utilities expense and expenses for education and training, as well as a $1.9 million increase in our Medical Staffing segment, primarily for travel and lodging expenses.

Center rent expense remained constant for the three months ended September 30, 2008 and September 30, 2007 at $18.6 million.

General and administrative expenses decreased $3.1 million, or 18.3%, to $13.8 million (3.0% of net revenues) for the three months ended September 30, 2008 from $16.9 million (3.9% of net revenues) for the three months ended September 30, 2007.  The decrease was primarily due to cost reductions in our Corporate segment from reduced professional and consultant fees, contract labor and office lease expense.

Depreciation and amortization increased $0.2 million, or 2.0%, to $10.2 million (2.2% of net revenues) for the three months ended September 30, 2008 from $10.0 million (2.3% of net revenues) for the three months ended September 30, 2007.  The increase was attributable to the purchase of previously leased centers and property and equipment acquired during the period.

The provision for losses on accounts receivable remained constant for the three months ended September 30, 2008 and September 30, 2007 at $3.3 million.

Net interest expense decreased $1.7 million, or 11.5%, to $13.1 million (2.9% of net revenues) for the three months ended September 30, 2008 from $14.8 million (3.4% of net revenues) for the three months ended September 30, 2007 due to lower interest rates on variable rate indebtedness in the current quarter, notwithstanding an increase in aggregate indebtedness in 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended September 30 (dollars in thousands):

	2008		2007

Inpatient Services	$404,701	88.6%	$384,763	89.0%
Rehabilitation Therapy Services	38,318	8.4	31,879	7.4
Medical Staffing Services	30,083	6.6	28,281	6.5
Corporate	9	-	34	-
Intersegment Eliminations	(16,389)	(3.6)	(12,384)	(2.9)

Total net revenues	$456,722	100.0%	$432,573	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended September 30 (in thousands):

	2008	2007

Rehabilitation Therapy Services	$15,562	$11,300
Medical Staffing Services	827	1,084
Total intersegment revenue	$16,389	$12,384

The following table sets forth the amount of net segment income (loss) for the three months ended September 30 (in thousands):

	2008	2007

Inpatient Services	$35,829	$32,980
Rehabilitation Therapy Services	1,793	1,697
Medical Staffing Services	2,479	2,319
Net segment income before Corporate	40,101	36,996
Corporate	(24,386)	(29,477)
Net segment income	$15,715	$7,519

Inpatient Services

Net revenues increased $19.9 million, or 5.2%, to $404.7 million for the three months ended September 30, 2008 from $384.8 million for the three months ended September 30, 2007.  The increase was primarily the result of:

-
an increase of $14.2 million in Medicare revenues comprised of an $8.1 million increase from an increase in Medicare Part A rates, a $3.1 million increase from a higher customer base, a $1.8 million increase in hospice revenues related to an increase in customer base and the acquisition of a hospice business, and a $1.4 million increase in Medicare Part B revenues partially offset by a $0.2 million decrease in enteral nutrition revenues;

-
a $5.3 million increase in managed care and commercial insurance revenues driven by a higher customer base, which contributed $3.3 million of the increase, and higher rates, which drove the remaining $2.0 million of the increase;

-	an increase of $4.8 million in Medicaid revenues due to improved rates; and

-	a $2.3 million increase in private pay revenues due to higher rates;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Offset in part by:

-	a $4.6 million decrease in Medicaid revenues due to lower customer base; and

-	a $2.1 million decrease in private pay revenues due to lower customer base and lower other revenues.

    Operating salaries and benefits expenses increased $8.7 million, or 4.4%, to $206.8 million for the three months ended September 30, 2008 from $198.1 million for the three months ended September 30, 2007.  The increase was attributable to the following:

-	wage increases and related benefits and taxes of $8.3 million; and

-	an increase of $1.8 million in health insurance expense;

Offset in part by:

-	a decrease of $0.8 million in overtime pay; and

-	a decrease of $0.6 million in bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $1.1 million, or 7.5%, to $13.5 million for the three months ended September 30, 2008 as compared to $14.6 million for the three months ended September 30, 2007, primarily due to decreased medical, legal and administrative costs associated with claims.

Other operating costs increased $7.4 million, or 7.6%, to $104.4 million for the three months ended September 30, 2008 from $97.0 million for the three months ended September 30, 2007.  The increase was attributable to the following:

-	a $4.1 million increase in therapy and equipment rental costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $1.4 million increase in purchased services including repairs and maintenance and service contracts;

-	a $1.0 million increase in utilities expense, principally due to increases in natural gas and electricity rates;

-	a $0.8 million increase in supplies, due to higher costs for medical, incontinency and food supplies;

-	a $0.5 million increase in legal fees and civil monetary penalties;

-	a $0.4 million increase in dues and subscriptions and miscellaneous expenses;

-	a $0.3 million increase in education and training, primarily related to increased clinical training; and

-	a $0.2 million increase in professional and consultant fees;

Offset in part by:

-	a $1.0 million decrease in nursing contract labor; and

-	a $0.3 million increase in rebates and discounts.

General and administrative expenses increased $1.6 million, or 18.6%, to $10.2 million for the three months ended September 30, 2008 from $8.6 million for the three months ended September 30, 2007. The increase is primarily due to the salaries and benefits associated with the filling of open positions, travel and utility costs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable increased $0.1 million, or 3.1%, to approximately $3.3 million for the three months ended September 30, 2008 from $3.2 million for the three months ended September 30, 2007.

Center rent expense of $18.2 million for the three months ended September 30, 2008 decreased $0.1 million, or 0.5%, compared to $18.3 million for the three months ended September 30, 2007.

Depreciation and amortization increased $0.2 million, or 2.3%, to $9.0 million for the three months ended September 30, 2008 from $8.8 million for the three months ended September 30, 2007. The increase was attributable to additional depreciation expense for property and equipment acquired during the period.

Net interest expense for the three months ended September 30, 2008 was $3.5 million as compared to $3.1 million for the three months ended September 30, 2007.  The increase of $0.4 million, or 12.9%, was primarily due to interest on new debt obligations related to the conversion of leased centers to owned.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $6.4 million, or 20.1%, to $38.3 million for the three months ended September 30, 2008 from $31.9 million for the three months ended September 30, 2007. The revenue increase was the result of:

-
an increase of $5.2 million attributable to a 15.8% increase in billable minutes; the volume increase being due to an increase in contract count and an overall increase in service volume, mainly in the affiliated LTC center segment and non-affiliated rehabilitation agencies; and

-
an increase of $1.2 million attributable to a 3.7% increase in our revenue per minute rate due to our renegotiation of certain customer contract rates, an increase in assisted and community living business and operating efficiencies.

Operating salaries and benefits expenses increased $5.2 million, or 19.4%, to $32.0 million for the three months ended September 30, 2008 from $26.8 million for the three months ended September 30, 2007. The increase was primarily driven by wage rate increases coupled with the aforementioned increase in service volume.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $1.8 million, or 6.4%, to $30.1 million for the three months ended September 30, 2008 from $28.3 million for the three months ended September 30, 2007.  The increase was primarily the result of:

-	an increase of $0.7 million attributable to a 2.6% increase in billable hours;

-	an increase of $1.5 million due to an increase in temporary placement of physicians; and

-	an increase of $0.4 million due principally to an average bill rate per hour increase;

Offset in part by:

-	a decrease of $0.3 million related to a shift from affiliated revenue to non-affiliated in Harborside’s medical staffing business, and

-	a decrease of $0.5 million related to disposed offices.

Operating salaries and benefits expenses were $21.1 million for the three months ended September 30, 2008 as compared to $21.7 million for the three months ended September 30, 2007, a decrease of $0.6 million, or 2.8%. The decrease in operating salaries and benefits resulted from a decrease in the nurse staffing business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Other operating costs increased $1.9 million, or 63.3%, to $4.9 million for the three months ended September 30, 2008 from $3.0 million for the three months ended September 30, 2007. The increase was primarily attributable to costs paid for travel and lodging for nurses and therapists.

Corporate

General and administrative expenses not directly attributed to segments decreased $3.1 million, or 18.3%, to $13.8 million for the three months ended September 30, 2008 from $16.9 million for the three months ended September 30, 2007. The decrease was primarily due to cost reductions in professional and consultant fees, contract labor and office lease expense.  As a percent of consolidated revenues, general and administrative expenses were 3.0% for the three months ended September 30, 2008 compared to 3.9% for the three months ended September 30, 2007.

Interest expense

Interest expense not directly attributed to operating segments decreased $2.2 million, or 18.8%, to $9.5 million for the three months ended September 30, 2008 from $11.7 million for the three months ended September 30, 2007 due to lower interest rates on variable rate indebtedness in the current quarter, notwithstanding an increase in aggregate indebtedness in 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenue increased $241.6 million, or 21.6%, to $1,359.6 million for the nine months ended September 30, 2008 from $1,118.0 million for the nine months ended September 30, 2007. We reported net income for the nine months ended September 30, 2008 of $26.9 million compared to net income of $22.2 million for the nine months ended September 30, 2007.

The increase in net revenue for the 2008 period included $228.1 million of additional revenue in our Inpatient Services segment, of which $167.0 million is attributable to our acquisition of Harborside in April 2007, with the remainder primarily due to increases in Medicare Part A rates, Medicaid rates, private pay rates, and commercial insurance revenues, partially offset by decreases due to a lower Medicaid and private pay customer base.  The remainder of the increase primarily resulted from a $9.8 million increase in revenue from our Medical Staffing segment mainly due to an increase in billable hours, increases in average bill rates, increases in temporary placement of physicians and the addition of a medical staffing business in the Harborside acquisition, and a $15.9 million increase in revenue from our Rehabilitation Therapy segment due to an increase in service volume and the renegotiation of customer contracts.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $129.9 million, or 20.4%, to $767.6 million (56.5% of net revenues) for the nine months ended September 30, 2008 from $637.7 million (57.1% of net revenues) for the nine months ended September 30, 2007.  Our Inpatient Services segment contributed $115.0 million of the increase, of which $90.7 million related to the Harborside acquisition and the remainder resulted from wage and benefit increases.  We also experienced increases of $2.4 million in our Medical Staffing segment and $12.5 million in our Rehabilitation Therapy segment, in each case attributable to higher wage rates and business growth.

Self-insurance for workers’ compensation and general and professional liability insurance increased $7.7 million, or 23.1%, to $41.1 million (3.0% of net revenues) for the nine months ended September 30, 2008 from $33.4 million (3.0% of net revenues) for the nine months ended September 30, 2007.  The addition of Harborside contributed $4.7 million to the increase.  The remaining increase is primarily due to higher medical, legal and administrative costs associated with claims.

Other operating costs increased $61.4 million, or 23.9%, to $318.2 million (23.4% of net revenues) for the nine months ended September 30, 2008 from $256.8 million (22.9% of net revenues) for the nine months ended September 30, 2007.  The increase was primarily due to $39.3 million in additional costs due to the addition of Harborside’s operations and a $18.8 million increase in our Inpatient Services segment driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy, increased supplies costs, increased education and training, and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

increased utilities expense, as well as a $5.6 million increase in our Medical Staffing segment primarily for travel and lodging expenses.

Center rent expense increased $3.3 million, or 6.3%, to $55.7 million (4.1% of net revenues) for the nine months ended September 30, 2008 from $52.4 million (4.7% of net revenues) for the nine months ended September 30, 2007, of which $4.7 million of the increase was due to the additional rent expense resulting from the Harborside acquisition partially offset by rent decreases related to conversions of leased centers to owned.

General and administrative expenses decreased $0.5 million, or 1.1%, to $46.5 million (3.4% of net revenues) for the nine months ended September 30, 2008 from $47.0 million (4.2% of net revenues) for the nine months ended September 30, 2007.  The decrease was primarily due to cost reductions in our Corporate segment from reduced professional and consultant fees, contract labor and office lease expense, partially offset by the incremental costs associated with supporting Harborside’s operations for a full nine months in 2008 versus only six months during the corresponding 2007 period.

Depreciation and amortization increased $6.2 million, or 26.5%, to $29.6 million (2.2% of net revenues) for the nine months ended September 30, 2008 from $23.4 million (2.1% of net revenues) for the nine months ended September 30, 2007.  The increase was primarily attributable to the addition of the Harborside centers and additional depreciation expense for property and equipment acquired during the period.

The provision for losses on accounts receivable increased $0.7 million, or 8.0%, to $9.5 million (0.7% of net revenues) for the nine months ended September 30, 2008 from $8.8 million (0.8% of net revenues) for the nine months ended September 30, 2007.  The increase was primarily due to the addition of Harborside’s operations offset by improved collections at existing centers.

Net interest expense increased $12.2 million, or 42.2%, to $41.1 million (3.0% of net revenues) for the nine months ended September 30, 2008 from $28.9 million (2.6% of net revenues) for the nine months ended September 30, 2007. The increase was attributable to the debt incurred and assumed in the Harborside acquisition, offset by rate decreases on variable rate debt.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the nine months ended September 30 (dollars in thousands):

	2008		2007

Inpatient Services	$1,204,973	88.6%	$976,928	87.4%
Rehabilitation Therapy Services	109,921	8.1	93,942	8.4
Medical Staffing Services	91,175	6.7	81,434	7.3
Corporate	29	-	68	-
Intersegment Eliminations	(46,469)	(3.4)	(34,366)	(3.1)

Total net revenues	$1,359,629	100.0%	$1,118,006	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the nine months ended September 30 (in thousands):

	2008	2007

Rehabilitation Therapy Services	$44,314	$31,894
Medical Staffing Services	2,155	2,472
Total intersegment revenue	$46,469	$34,366

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the amount of net segment income (loss) for the nine months ended September 30 (in thousands):

	2008	2007

Inpatient Services	$117,073	$88,403
Rehabilitation Therapy Services	6,483	5,405
Medical Staffing Services	6,866	5,789
Net segment income before Corporate	130,422	99,597
Corporate	(80,199)	(70,038)
Net segment income	$50,223	$29,559

Inpatient Services

Net revenues increased $228.1 million, or 23.3%, to $1,205.0 million for the nine months ended September 30, 2008 from $976.9 million for the nine months ended September 30, 2007. The addition of Harborside contributed $167.0 million of the increase.  The remaining increase of $61.1 million was primarily the result of:

-
an increase of $35.2 million in Medicare revenues comprised of a $22.8 million increase in Medicare Part A rates, a $6.2 million increase from a higher customer base, a $4.0 million increase in hospice revenues related to an increase in customer base and an acquisition of a hospice business in the third quarter of 2008, a $2.0 million increase in Medicare Part B revenues and $0.2 million in enteral nutrition revenues;

-	a $17.3 million increase in Medicaid revenues due to higher rates;

-
an $17.5 million increase in managed care and commercial insurance revenues driven by a higher customer base, which contributed $12.9 million of the increase, and higher rates, which drove the remaining $4.6 million of the increase; and

-	a $6.1 million increase in private pay revenues driven by a improved rates;

Offset in part by:

-	a $13.5 million decrease in Medicaid revenues due to a lower customer base; and

-	a $1.5 million decrease in private pay revenues due to lower customer base.

Operating salaries and benefits expenses increased $115.0 million, or 23.2%, to $611.1 million for the nine months ended September 30, 2008 from $496.1 million for the nine months ended September 30, 2007.  The accretive impact of the Harborside operations contributed $90.7 million of the increase, with the remaining increase of $24.3 million attributable to the following:

-	wage increases and related benefits and taxes of $22.6 million; and

-	an increase of $3.3 million in health insurance expense;

Offset in part by:

-	a decrease of $1.0 million in bonus expense; and

-	a decrease of $0.6 million in paid time-off, including sick, vacation and holiday.

Self-insurance for workers’ compensation and general and professional liability insurance increased $7.4 million, or 24.2%, to $38.0 million for the nine months ended September 30, 2008 as compared to $30.6 million for the nine months ended September 30, 2007.  The addition of Harborside accounted for $4.7 million of the net increase for the nine months ended September 30, 2008.  The remainder of the increase is primarily due to a net increase in costs associated with workers

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

compensation and general and professional liability insurance related to increased medical, legal and administrative costs associated with claims.

Other operating costs increased $58.1 million, or 23.2%, to $308.7 million for the nine months ended September 30, 2008 from $250.6 million for the nine months ended September 30, 2007.  Approximately $39.3 million of this amount was due to the addition of Harborside.  The remaining increase of $18.8 million was primarily due to:

-	a $11.3 million increase in therapy and equipment rental costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $3.0 million increase in utilities expense, principally due to increases in natural gas and electricity rates;

-	a $2.9 million increase in supplies, due to higher costs for medical, incontinency and food supplies;

-	a $2.3 million increase in education and training related to increased clinical training;

-	a $2.0 million increase in purchased services including repairs and maintenance and service contracts;

-	a $1.1 million increase in legal fees and civil monetary penalties;

-	a $0.6 million increase in travel and other miscellaneous expenses; and

-	a $0.3 million increase in license fees and bank service charges;

Offset in part by:

-	a $2.6 million decrease in nursing contract labor;

-	a $1.2 million increase in discounts and rebates; and

-	a $0.9 million decrease in taxes primarily related to gross receipts, provider and real estate taxes.

General and administrative expenses increased $7.7 million, or 34.4%, to $30.1 million for the nine months ended September 30, 2008 from $22.4 million for the nine months ended September 30, 2007. The addition of the Harborside operations accounted for $3.2 million of the increase with the remaining $4.5 million resulting primarily from the filling of open positions, travel and utilities.

The provision for losses on accounts receivable increased $0.3 million, or 3.5%, to approximately $8.9 million for the nine months ended September 30, 2008 from $8.6 million for the nine months ended September 30, 2007. The increase was primarily attributable to the addition of the Harborside operations offset by improved collections at existing centers.

Center rent expense of $54.7 million for the nine months ended September 30, 2008 increased $3.1 million, or 6.0%, compared to $51.6 million for the nine months ended September 30, 2007, due to $4.7 million of rent expense associated with the acquired Harborside operations offset by $1.6 million of rent decreases related to conversions of leased centers to owned.

Depreciation and amortization increased $5.8 million, or 28.3%, to $26.3 million for the nine months ended September 30, 2008 from $20.5 million for the nine months ended September 30, 2007. The increase was primarily attributable to the addition of the Harborside centers and additional depreciation expense for property and equipment acquired during the period.

Net interest expense for the nine months ended September 30, 2008 was $10.1 million as compared to $8.1 million for the nine months ended September 30, 2007.  The increase of $2.0 million, or 24.7%, was primarily due to debt incurred and assumed in the Harborside acquisition as well as interest expense associated with debt incurred on the purchase of leased centers.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $16.0 million, or 17.0%, to $109.9 million for the nine months ended September 30, 2008 from $93.9 million for the nine months ended September 30, 2007. The revenue increase was the result of:

-
an increase of $11.6 million attributable to a 11.8% increase in billable minutes; the volume increase being due to an increase in contract count and an overall increase in service volume, mainly in the affiliated LTC center segment and non-affiliated rehabilitation agencies; and

-
an increase of $4.4 million attributable to a 4.7% increase in our billing rate due to our renegotiation of certain customer contract rates, an increase in assisted and community living business and operating efficiencies.

Operating salaries and benefits expenses increased $12.5 million, or 16.0%, to $90.7 million for the nine months ended September 30, 2008 from $78.2 million for the nine months ended September 30, 2007. The increase was primarily driven by higher wage rates coupled with the aforementioned increase in service volume.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment increased $9.8 million, or 12.0%, to $91.2 million for the nine months ended September 30, 2008 from $81.4 million for the nine months ended September 30, 2007.  The increase was primarily the result of:

-	an increase of $5.9 million attributable to an 8.3% increase in billable hours;

-	an increase of $3.1 million due to an increase in temporary placement of physicians;

-	an increase of $1.4 million due to the addition of Harborside’s medical staffing business, and

-	an increase of $0.3 million due to an average bill rate per hour increase;

Offset in part by:

-	a decrease of $1.3 million related to disposed offices.

Operating salaries and benefits expenses were $65.8 million for the nine months ended September 30, 2008 as compared to $63.4 million for the nine months ended September 30, 2007, an increase of $2.4 million, or 3.8%. The increase in operating salaries and benefits resulted from the increase in business.

Other operating costs increased $5.6 million, or 75.7%, to $13.0 million for the nine months ended September 30, 2008 from $7.4 million for the nine months ended September 30, 2007. The increase was primarily attributable to costs paid for physicians and travel and lodging for nurses and therapists.

Corporate

General and administrative expenses not directly attributed to segments decreased $0.5 million, or 1.1%, to $46.5 million for the nine months ended September 30, 2008 from $47.0 million for the nine months ended September 30, 2007. As a percent of consolidated revenues, general and administrative expenses were 3.4% for the nine months ended September 30, 2008 compared to 4.2% for the nine months ended September 30, 2007.  The decrease was primarily due to cost reductions from reduced professional and consultant fees, contract labor and office lease expense, partially offset by the incremental costs associated with supporting Harborside’s operations for a full nine months in 2008 versus only six months during the corresponding 2007 period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest expense

Interest expense not directly attributed to operating segments increased $10.2 million, or 49.0%, to $31.0 million for the nine months ended September 30, 2008 from $20.8 million for the nine months ended September 30, 2007. The increase in expense was due to the debt incurred and assumed in the Harborside acquisition, offset by rate decreases on variable rate debt.

Liquidity and Capital Resources

For the three and nine months ended September 30, 2008, our net income was $8.6 million and $26.9 million, respectively.  As of September 30, 2008, our working capital was $134.4 million. As of September 30, 2008, we had cash and cash equivalents of $80.4 million, $728.0 million in borrowings and $50.0 million available under our revolving credit facility.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.  Recent issues involving the stability of financial institutions generally have called into question credit availability, and under our Credit Agreement, if one lender defaults on a borrowing request, then the other lenders are not required to fund that lender’s share.  While we do not anticipate that any of our lenders will be unable to lend under our revolving credit facility if we determine to borrow funds, no assurance can be given that one or more of our lenders will be able to fulfill their commitments.  We do not depend on cash flows from discontinued operations to provide for future liquidity.

Cash Flows

During the three months ended September 30, 2008, net cash provided by operating activities increased by $4.3 million as compared to the same period last year. This increase was the result of (i) our quarter-over-quarter increase in net income of $3.4 million, (ii) our quarter-over-quarter decrease in working capital changes of $6.9 million, driven by changes in accounts receivable and accrued compensation and benefits and other accrued liabilities and (iii) a $7.7 million increase in non-cash adjustments to net income, principally related to deferred tax assets, stock based compensation expense and losses in discontinued operations.

Debt

On July 24, 2008, we entered into an interest rate swap agreement for interest rate risk management purposes.  The interest rate swap agreement effectively modifies our exposure to interest by converting a portion of our floating rate debt to a fixed rate.  This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The agreement is based on a notional amount of $50.0 million and has a term of two years.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 3.65%.

In June 2008 we entered into a $25.6 million mortgage note payable for purposes of refinancing an existing mortgage note payable of approximately $20.0 million.  The additional $5.6 million was used in connection with our purchase of two previously leased centers.  See Note 2 – “Long-Term Debt and Capital Lease Obligations.”

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $12.4 million and $11.4 million for the three months ended September 30, 2008 and 2007, respectively, and of $28.5 million and $23.3 million for the nine months ended September 30, 2008 and 2007, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							September 30,	December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008 (1)	2007 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$6,761	$13,898	$16,632	$23,700	$5,842	$434,811	$501,644	$464,302	$428,428
Rate	7.4%	8.4%	8.1%	6.5%	8.3%	8.1%

Variable rate debt	$6,028	$2,426	$26,674	$1,999	$1,999	$187,241	$226,367	$215,104	$248,128
Rate	5.6%	5.3%	5.8%	5.2%	5.2%	5.2%

Interest rate swaps:
Variable to fixed	$150,000	$150,000	-	-	-	-		$(4,557)	$(4,005)
Average pay rate	4.8%	4.8%	-	-	-	-
Average receive rate	2.8%	2.8%	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Fixed rate long-term debt includes $48.8 million related to the consolidation of Clipper as of September 30, 2008 and $49.4 million as of December 31, 2007 (see Note 5 – “Variable Interest Entities”).

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and our principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Disclosure controls  and procedures are defined as controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

October 30, 2008