Form 10-K/A
period 2007-12-31
SUN HEALTHCARE GROUP INC
filed 2009-01-09
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K/A
Amendment No. 1
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
☒Yes     ☐No
     On March 5, 2008, Sun Healthcare Group, Inc. had 42,897,822 outstanding shares of Common Stock.

     Documents Incorporated by Reference:  Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the 2008 Annual Meeting.

Explanatory Note

     This Amendment No. 1 is being filed solely to attach two exhibits which were inadvertently not filed with the original Form 10-K.  The two exhibits are (i) 21.1, Subsidiaries of Sun Healthcare Group, Inc. (the “Company”), and (ii) 23.1, the consent of Ernst & Young, LLP, which had been delivered to the Company in March 2008 prior to the filing of the original Form 10-K and is filed herewith as previously delivered to the Company in March 2008.  No other part of our original Form 10-K is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the original Form 10-K.

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

		Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2007 and 2006

		Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

		Notes to Consolidated Financial Statements

	(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(a)(2) below:

		Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

		All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(1)	Agreement and Plan of Merger dated October 19, 2006 by and among Sun Healthcare Group, Inc., Horizon Merger, Inc. and Harborside Healthcare Corporation

3.1#	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended

3.2(3)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(2)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.2(4)	Form of Warrant issued by Sun Healthcare Group, Inc. in February 2004 to each of the purchasers named on the list of purchasers attached thereto

4.3(4)	Form of Registration Rights Agreement dated February 2004 between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

4.4(5)	Registration Rights Agreement dated as of May 16, 2005, by and among Sun Healthcare Group, Inc., the stockholders of Peak Medical Corporation named therein and James A. Parsons, as Stockholders Agent

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

10.1(10)	Credit Agreement, dated as of April 19, 2007, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

10.2(11)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3(12)+	2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3.1(18)+	Form of Stock Option Agreement

10.3.2(18)+	Form of Stock Unit Agreement

10.4(13)+	Peak Medical Corporation 1998 Stock Incentive Plan

10.5(14)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Richard Matros

10.5.1(15)+	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Richard Matros

10.6(16)+	Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of February 14, 2005

10.6.1(14)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and L. Bryan Shaul

10.6.2(15)+	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and L. Bryan Shaul

10.7(11)+	Employment Agreement by and between Sun Health Specialty Services, Inc. and William A. Mathies dated February 28, 2002

10.7.1(14)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Health Specialty Services, Inc. and William A. Mathies

10.7.2(15)+	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Health Specialty Services, Inc. and William A. Mathies

10.8(17)+	Employment Agreement by and between Sun Healthcare Group, Inc. and Michael Newman dated March 22, 2005

10.8.1(14)+	Amendment No. 1 to Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Michael Newman

10.8.2(15)+	Amendment No. 2 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Michael Newman

10.9(14)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Heidi J. Fisher

10.9.1(15)+	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Heidi J. Fisher

10.10(14)+	Employment Agreement dated as of October 12, 2006 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker

10.10.1(15)+	Amendment No. 1 to Employment Agreement effective as of October 31, 2007 by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker

10.11#+	Director Compensation Policy of Sun Healthcare Group, Inc. adopted as of May 16, 2007

10.12#
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

14.1(19)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of Ernst & Young LLP
31.1#	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

31.2*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

31.3#	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

31.4*	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.1#	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.2*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.3#	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.4*	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer
_______________

*      Filed herewith.
#      Previously filed.
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

January 8, 2009