Form 10-K
period 2008-12-31
SUN HEALTHCARE GROUP INC
filed 2009-03-04
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐         Accelerated filer☒           Non-accelerated filer☐  Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Select Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $584.7 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒Yes     ☐No

     On March 2, 2009, Sun Healthcare Group, Inc. had 43,548,765 outstanding shares of Common Stock.

Documents Incorporated by Reference:  Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the 2009 Annual Meeting to be filed prior to April 30, 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

___________________
     References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

    Sun Healthcare Group™, SunBridge®, SunDance®, CareerStaff Unlimited®, SolAmor®, Rehab Recovery Suites® and related names are trademarks of Sun Healthcare Group, Inc. and its subsidiaries.
___________________

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the factors set forth below. You should carefully consider the risks described herein, including those described under Item 1A – “Risk Factors.” There may be additional risks of which we are presently unaware or that we currently deem immaterial.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.  Business

Overview

Sun Healthcare Group, Inc.’s (NASDAQ GS: SUNH) subsidiaries provide nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Our core business is providing inpatient services, primarily through 184 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers. At December 31, 2008, our centers had 23,345 licensed beds located in 25 states, of which 22,544 were available for occupancy. Our subsidiaries also provide rehabilitation therapy services to affiliated and non-affiliated centers and medical staffing and other ancillary services primarily to non-affiliated centers and other third parties. For the year ended December 31, 2008, our total net revenues from continuing operations were $1.8 billion.

Business Segments

Our subsidiaries currently engage in the following three principal business segments:

➢	inpatient services, primarily skilled nursing centers;
➢	rehabilitation therapy services; and
➢	medical staffing services.

Inpatient services.    As of December 31, 2008, we operated 207 healthcare facilities (consisting of 184 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers) in 25 states with 23,345 licensed beds through SunBridge Healthcare Corporation (“SunBridge”) and other subsidiaries. Our skilled nursing centers provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Rehab Recovery Suites (“RRS”), which specialize in Medicare and managed care patients, are located in 47 of our skilled nursing centers and 46 of our skilled nursing centers contain wings dedicated to the care of residents afflicted with Alzheimer’s disease. Our assisted living centers provide services that include minimal nursing assistance, housekeeping, nutrition, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Our independent living centers provide services that include security, housekeeping, nutrition and limited laundry services for individuals requiring no assistance for activities in daily living. Our mental health centers provide a range of inpatient and outpatient behavioral health services for adults and children through specialized treatment programs. We also provide hospice services, including palliative care, social services, pain management and spiritual counseling, through our subsidiary, SolAmor Hospice Corporation (“SolAmor”), in seven states for individuals facing end of life issues. We generated 88.6%, 87.8%, and 83.1% of our consolidated net revenues through inpatient services in 2008, 2007, and 2006, respectively.

Rehabilitation therapy services.  We provide rehabilitation therapy services through SunDance Rehabilitation Corporation (“SunDance”). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of December 31, 2008, SunDance provided rehabilitation therapy services to 445 centers in 33 states, 327 of which were operated by nonaffiliated parties and 118 of which were operated by affiliates. In most of our 89 healthcare centers for which SunDance does not provide rehabilitation therapy services, those services are provided by staff employed by the centers, although some centers engage third-party therapy companies for such services. We generated 4.9%, 5.3%, and 8.2% of our consolidated net revenues through rehabilitation therapy services in 2008, 2007, and 2006, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medical staffing services.  We provide temporary medical staffing in 37 states through CareerStaff Unlimited, Inc. (“CareerStaff”). For the year ended December 31, 2008, CareerStaff derived 58.8% of its revenues from hospitals and other providers, 21.9% from skilled nursing centers, 15.0% from schools and 4.4% from prisons. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians and (v) related medical personnel. We generated 6.5%, 6.9%, and 8.7% of our consolidated net revenues through medical staffing services in 2008, 2007, and 2006, respectively.

See Note 14 – “Segment Information” to our consolidated financial statements for additional information regarding our segments.

Competition

Our businesses are competitive. The nature of competition within the inpatient services industry varies by location. We compete with other healthcare centers based on key factors such as the number of centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

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

Core inpatient services business.     Our inpatient business has achieved consistent revenue and earnings growth by expanding our services and increasing our focus on integrated skilled nursing care and rehabilitation therapy services to attract high-acuity patients throughout all nursing and rehabilitation centers and through targeting specific centers with Rehab Recovery Suites that exclusively specialize in Medicare and managed care patients.

Quality of care.    We have initiatives to provide a high quality of care to our patients. These initiatives have resulted in third-party recognition for our quality of care and clinical services.

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

Infrastructure in place to leverage growth.    We have an established corporate and regional infrastructure in place to leverage our growth. For the year ended December 31, 2008, our corporate overhead as a percentage of revenues was 3.4%, compared to 4.2% for the year ended December 31, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Experienced management team with a proven track record.    We have a strong and committed management team that has substantial industry knowledge and a proven track-record of operations success in the long-term care industry. Our chief executive officer, our chief financial officer and the chief operating officer of our operating subsidiaries have over 80 years of cumulative healthcare experience. Our management team has successfully acquired and integrated numerous businesses, assets and properties, and we believe this experience positions us well to continue to successfully implement our growth and integration strategies.

Business Strategy

We intend to build on our competitive strengths to grow our business and strengthen our position as a nationwide provider of senior healthcare services by achieving the following objectives:

Continue our inpatient growth.    We intend to increase our inpatient revenue and profitability by maintaining high occupancy rates and by continuing to focus on attracting more high-acuity and Medicare patients. We are currently implementing this strategy by focusing on our clinical and case management and by developing Rehab Recovery Suites that exclusively specialize in Medicare and managed care patients. In addition, we are developing relationships with key referral sources and creating specialty Medicare/managed care and Alzheimer’s units within our centers to meet unique clinical needs within a community. We plan to take advantage of our marketing infrastructure and brand image to attract new patients and to expand our referral and customer bases.

Seek growth in our hospice and ancillary businesses.     We will seek to grow our SolAmor hospice operations through acquisitions and internal growth. We will continue to focus on our rehabilitation therapy business, a key driver of our Medicare services and revenues, by improving our clinical product offering, labor productivity and operating profitability and eliminating less profitable third-party contracts. We believe that our hospice and ancillary services provide us with diversified revenue sources, favorable payor mix and growth opportunities.

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

Employees and Labor Relations

As of December 31, 2008, we and our subsidiaries had 29,845 full-time, part-time and per diem employees. Of this total, there were 24,613 employees in our inpatient services operations, 2,683 employees in our rehabilitation therapy services operations, 1,970 employees in our medical staffing business, 214 employees in our hospice operations and 365 employees at our corporate and regional offices.

As of December 31, 2008, SunBridge operated 34 centers with union employees. Approximately 2,800 of our employees (9.4% of all of our employees) who worked in healthcare centers in Alabama, California, Connecticut, Georgia, Massachusetts, Maryland, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

approximately 1,600 of these employees (5.4% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

Federal and State Regulatory Oversight

The healthcare industry is extensively regulated. In the ordinary course of business, our operations are continuously subject to federal, state and local regulatory scrutiny, supervision and control. This often includes inquiries, investigations, examinations, audits, site visits and surveys. As more fully described below, various laws, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a center is decertified as a Medicare or Medicaid provider by the Centers for Medicare and Medicaid Services (“CMS”) or a state, the center will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the center would be forced to care for such residents without being reimbursed or to transfer such residents.

Our skilled nursing centers and mental health centers are currently licensed under applicable state law, and are certified or approved as providers under the Medicare and Medicaid programs. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. From time to time, we receive notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. We review such notices for factual correctness, and based on such reviews, either take appropriate corrective action or challenge the stated basis for the allegation of noncompliance. Where corrective action is required, we work with the reviewing agency to create mutually agreeable measures to be taken to bring the center or service provider into compliance. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a center or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. When appropriate, we vigorously contest such sanctions. Challenging and appealing notices or allegations of noncompliance can require significant legal expenses and management attention.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

False claims are prohibited pursuant to criminal and civil statutes. These provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid or failing to refund overpayments or improper payments. Suits alleging false claims can be brought by individuals, including employees and competitors.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Internal Monitoring and Auditing.    Our Compliance Process puts internal controls in place to meet the following objectives: (i) accuracy of claims, reimbursement submissions, cost reports and source documents; (ii) provision of patient care, services, and supplies as required by applicable standards and laws; (iii) accuracy of clinical assessment and treatment documentation; and (iv) implementation of judicial and regulatory requirements (e.g., background checks, licensing and training). Each business line monitors and audits compliance with P&Ps and other standards to ensure that the objectives listed above are met. Data from these internal monitoring and auditing systems are analyzed and acted upon through a quality improvement process. We have designated the subsidiary presidents and each member of the operations management team as Compliance Liaisons. Each Compliance Liaison is responsible for making certain that all requirements of the Compliance Process are completed at the operational level for which the Compliance Liaison is responsible.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

General Information

Sun Healthcare Group, Inc. was incorporated in Delaware in 1993.  Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100.  We maintain a website at www.sunh.com.  Through the “For more information about Sun Healthcare Group, Inc.” and “SEC Filings” links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (“SEC”), each of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).

Item 1A. Risk Factors

Our business depends on reimbursement under federal and state programs, and legislation or regulatory action, in response to the current economic downturn or otherwise, may reduce or otherwise adversely affect the amount of reimbursements.

Our revenues are heavily dependent on payments under federal and state government programs. In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these initiatives, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, greater state flexibility and additional operational requirements, could adversely affect us. In addition, the current economic downturn has caused many states to institute freezes on or reductions in Medicaid spending to address state budget concerns.  We incur considerable administrative costs in monitoring the changes made within the program, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs. Also, different interpretations or enforcement of existing, new or amended laws and regulations could result in changes in our operations requiring capital expenditures and additional operating expenses. There can be no assurance as to the ultimate content, timing or effect of any legislation that seeks to address healthcare reform or state budgetary issues, nor is it possible at this time to estimate the impact of potential legislation on us. Any resulting impact of legislation may have an adverse effect on our financial condition, results of operations and cash flows. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues from Medicare, Medicaid and Other Sources.”

Our business may be adversely affected by the current economic downturn, resulting in reduced revenues and profitability.

In addition to state and federal budgetary action that could impact the amount of reimbursements that we receive for services under state and federal programs, the current economic downturn may result in reduced demand for our therapy and staffing services that we provide through or to other healthcare providers.

Our business is subject to reviews, audits and investigations under federal and state programs and by private payors, which could adversely impact our revenues and operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The sources and amount of our revenues are determined by a number of factors, including the licensed bed capacity and occupancy rates of our healthcare centers, the mix of residents and patients and the rates of reimbursement among payors. Likewise, services provided by our ancillary businesses vary based upon payor and payment methodologies. Changes in the case mix of the residents and patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. In particular, any significant decrease in our population of high-acuity residents and patients or any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flows, especially if states operating Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

At December 31, 2008 and 2007, we had recorded reserves of $87.3 million and $86.3 million, respectively, for general and professional liabilities, but we had only pre-funded $3.4 million and $3.7 million, respectively, for such claims. We cannot assure you that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, the coverage limits provided by our excess insurance policies could have a material adverse effect upon us. Furthermore, we cannot assure you that we will be able to obtain additional adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Our operations are extensively regulated and adverse determinations against us could result in severe penalties, including loss of licensure and decertification.

In the ordinary course of business, we are continuously subject to a wide variety of federal, state and local laws and regulations and to state and federal regulatory scrutiny, supervision and control in various areas, including

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

We rely on referrals from physicians, hospitals and other healthcare providers to provide our skilled nursing centers with our patient population.  These referral sources are not obligated to refer business to us and may refer business to other long term care providers.  If we fail to maintain our existing referral sources, fail to develop new relationships, or fail to achieve or maintain a reputation for providing high quality of care, our patient population, payor mix, revenue and profitability could be adversely affected.

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

We continue to seek acquisitions and other strategic opportunities. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations.  In addition, we may incur significant costs in connection with seeking acquisitions regardless of whether the acquisition is completed.  In the event that we consummate an acquisition in the future, we can give no assurance that we would fully realize the potential benefit of such acquisition.

We face national, regional and local competition.

The healthcare industry is highly competitive and subject to continual changes in the method by which services are provided and the types of companies providing services. Our nursing and rehabilitation centers compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Reduced levels of occupancy in our healthcare centers and reductions in reimbursements from Medicare and Medicaid would adversely impact our cash flow and revenues. Fluctuation in our occupancy levels may become more common as we increase our emphasis on patients with shorter stays but higher acuities. If we are unable to put in place corresponding adjustments in costs in response to declines in census or other revenue shortfalls, we would be unable to prevent future decreases in earnings.  Our centers are able to reduce some of their costs as occupancy decreases, although the decrease in costs will in most cases be less than the decrease in revenues.  However, our centers are not able to reduce their costs of providing care upon a decrease in reimbursement revenues from federal and state programs.

We continue to be affected by an industry-wide shortage of qualified center care-provider personnel and increasing labor costs.

We, and other providers in the long-term care industry, have had and continue to have difficulties in retaining qualified personnel to staff our healthcare centers, particularly nurses, and in such situations we may be required to use temporary employment agencies to provide additional personnel. The labor costs are generally higher for temporary employees than for full-time employees. In addition, many states in which we operate have increased minimum staffing standards. As minimum staffing standards are increased, we may be required to retain additional staffing. In addition, in recent years we have experienced increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in our centers.

A similar situation exists in the rehabilitation therapy industry. We, and other providers, have had and continue to have difficulties in hiring a sufficient number of rehabilitation therapists. Under these circumstances, we, and others in this industry, have been required to offer higher compensation to attract and retain these personnel, and we have been forced to rely on independent contractors, at higher costs, to fulfill our contractual commitments with our customers. Existing contractual commitments, regulatory limitations and the market for these services have made it difficult for us to pass through these increased costs to our customers.  Moreover, if we are unable to meet minimum staffing standards, we may be subject to fines or other sanctions.

Delays in collecting or the inability to collect our accounts receivable could adversely affect our cash flows and financial condition.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors.  Our inability to bill and collect on a timely basis pursuant to these

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

regulations and rules could subject us to payment delays that could negatively impact our cash flows and ultimately our financial condition.  In addition, commercial payors and other customers, as well as individual patients, may be unable to make payments to us for which they are responsible.  If the economic downturn results in a decrease in our collections, then we will have to make larger allowances for doubtful accounts or incur bad debt write-offs, both of which would have an adverse impact on our financial condition, results of operations and cash flows.

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

We have incurred a significant amount of indebtedness in connection with acquisition activities, which indebtedness could adversely affect our financial condition and restrict our activities.

As of December 31, 2008, we had indebtedness of approximately $725.8 million, the ability to borrow up to $50.0 million under our revolving credit facility and a $70.0 million letter of credit facility pursuant to which $57.9 million of letters of credit were outstanding.  Our indebtedness could have adverse consequences, such as requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt, limiting our ability to fund, and potentially increasing the cost of funding, working capital, capital expenditures, acquisitions and other general corporate requirements and making us more vulnerable to general adverse economic and industry conditions. In addition, the indenture governing our senior subordinated notes and our senior secured credit facilities contain restrictions on our ability to, among other things, make acquisitions, other investments and capital expenditures.  Our failure to comply with such restrictions and other covenants could adversely affect our financial condition and our ability to borrow.

To the extent that we require additional debt financing in the future, such financing will likely have less favorable terms than our current debt financing.

In the ordinary course of business, mortgages on our centers may become due and payable by their terms and we would seek to refinance such mortgages.  There can be no assurance that we will be able to obtain such refinancing on terms comparable to our current financing, or at all.  In addition, the terms of the indenture governing our senior subordinated notes and our senior secured credit facilities permit us to incur additional indebtedness, subject to certain restrictions.  Accordingly, we could incur additional indebtedness in the future and there can be no assurance that we would be able to obtain such financing on terms comparable to our current financing, or at all.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

We face risks because of the number of centers that we lease.  We currently lease 115 of our 207 healthcare centers. Our high percentage of leased centers limits our control over the centers, could hinder our ability to modify centers to meet changing customer needs, limits our ability to directly control occupancy costs and limits our ability to exit markets. Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with default under any of our indebtedness, could have a material adverse impact on our liquidity. Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable, or at all. Moreover, if some centers should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such centers including lease termination costs, impairment charges and other special charges that would reduce our profits.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Natural disasters and other adverse events may harm our centers and residents.

Our centers and residents may suffer harm as a result of natural or other causes, such as storms, earthquakes, floods, fires and other conditions. Such events can disrupt our operations, negatively affect our revenues and increase our costs. For example, nine of our healthcare centers are in Florida, which is prone to hurricanes, and 16 of our centers and our executive offices are in California, which is prone to earthquakes.

Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act.  See Item 9A – “Controls and Procedures.”  Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities, either of which could result in a decline in the price of our common stock.  Although we have taken steps to maintain our internal control structure as required, we cannot assure you that control deficiencies will not result in a misstatement in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Inpatient Services

As of December 31, 2008, our subsidiaries operated 207 nursing and rehabilitation centers, assisted living centers and independent living centers. The 207 centers are comprised of 115 properties that are leased and 92 properties that are owned. We hold options to acquire, at fair value or at a set purchase price, ownership of 25 of the centers that we currently lease, of which options on eight centers are exercisable or will become exercisable by December 31, 2011. Administrative office space was leased for our inpatient segment in sixteen locations in thirteen states, and for our hospice operations we leased office space for administrative purposes in eleven locations in eight states.  We generally consider our properties to be in good operating condition and suitable for the purposes for which they are being used. Our leased centers are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term. Many of our owned centers are subject to mortgages that may contain requirements that we spend a certain amount to maintain the properties.

In addition to the healthcare centers described above, we reclassified six healthcare centers to discontinued operations in 2008 as they were either divested in 2008 or identified for disposal in 2009. We continue to review our operations to identify centers and operations that do not perform at an appropriate level.

Our aggregate occupancy percentage for all of our nursing and rehabilitation, assisted living, independent living and mental health centers was 88.9% for the year ended December 31, 2008. Our occupancy was 89.8% and 89.9% for the years ended December 31, 2007 and 2006, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated (beds of acquired centers are included in the computation following the date of acquisition only). However, we believe that occupancy percentages, either individually or in the aggregate, should not be

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

relied upon alone to determine the performance of a center. Other factors that may impact the performance of a center include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

The following table sets forth certain information concerning the 207 centers in our continuing operations as of December 31, 2008, which consisted of 184 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers.

			Number of Licensed Beds/Units(1)
	Total
	Number of	Total		Assisted/
	Licensed	Number of	Skilled	Independent	Mental
State	Beds/Units(1)	Centers	Nursing	Living	Health
Ohio	2,392	17	2,392	-	-
Massachusetts	1,910	19	1,853	57	-
Kentucky	1,865	20	1,654	211	-
New Hampshire	1,605	15	1,040	565	-
Oklahoma	1,313	9	1,170	83	60
Connecticut	1,399	10	1,350	49	-
California	1,331	15	858	-	473
Colorado	1,300	9	1,203	97	-
Idaho	1,136	10	989	125	22
Florida	1,120	9	1,120	-	-
New Mexico	1,065	12	904	161	-
Georgia	1,034	9	1,002	32	-
North Carolina	974	8	930	44	-
Tennessee	715	8	715	-	-
Alabama	783	7	757	26	-
West Virginia	739	7	739	-	-
Montana	650	5	538	112	-
Washington	549	6	513	36	-
Maryland	460	3	460	-	-
Indiana	208	2	208	-	-
Rhode Island	267	2	267	-	-
Utah	147	2	120	27	-
New Jersey	176	1	176	-	-
Arizona	161	1	161	-	-
Wyoming	46	1	46	-	-
Total	23,345	207	21,165	1,625	555

(1)
“Licensed Beds” refers to the number of beds for which a license has been issued, which may vary in  some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 207 centers were 22,544.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

As of December 31, 2008, we leased offices in 29 locations and patient care delivery sites in 18 states to operate our rehabilitation therapy businesses.

Medical Staffing Services

As of December 31, 2008, we leased offices in 32 locations in 13 states to operate our medical staffing business.

Corporate

We lease our executive offices in Irvine, California. We also own three corporate office buildings and lease office space in a fourth building in Albuquerque, New Mexico.

Item 3.  Legal Proceedings

In December 2006, Harborside Healthcare Corporation (“Harborside”), a company that we acquired in April 2007, was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. It is our understanding that Harborside’s involvement relates to its Medicare billings for durable medical equipment. Although the complaint remains under seal, it is our understanding that neither Sun Healthcare Group, Inc. nor any of its other subsidiaries is a defendant in this litigation.  We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion.  Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations, financial condition or cash flows.

On September 1, 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which two subsidiaries of American International Group (“AIG”) are parties. The action seeks, among other things, a determination that the AIG subsidiary that was the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy. That policy provides that the excess/umbrella policy continues in force as underlying insurance upon exhaustion of the underlying primary insurance policy. If we prevail in this action, such a judicial determination could result in an award of monetary damages to us and could eliminate a portion of our self-insured liabilities for general and professional liability claims. We can give no assurances that we will in fact prevail and, accordingly, our financial statements reflect no positive adjustment for the drop down of the excess/umbrella coverage asserted in this litigation. We anticipate that a trial of the liability phase of this matter will conclude in the second quarter of 2009. If we prevail in the first phase, a second phase of the trial will commence later in 2009 to determine damages.

The Kentucky Attorney General’s office commenced an investigation in 2008 that relates to potentially all of our 20 centers in Kentucky, which we acquired with the Harborside acquisition.  The investigation appears to be concerned with issues of resident care in certain centers, although we have not been informed of the complete scope of the investigation.  We are cooperating with the Attorney General’s office.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “SUNH” on The NASDAQ Global Select Market. The following table shows the high and low sale prices for the common stock as reported by The NASDAQ Global Select Market for the periods indicated.

	High	Low
2008
Fourth Quarter	$15.60	$8.22
Third Quarter	$17.78	$12.88
Second Quarter	$15.23	$12.52
First Quarter	$18.54	$12.02

2007
Fourth Quarter	$17.99	$14.83
Third Quarter	$16.95	$13.33
Second Quarter	$15.20	$11.93
First Quarter	$14.17	$11.74

There were approximately 4,600 holders of record of our common stock as of March 2, 2009. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our senior credit facilities prohibit us from paying any dividends or making any distributions to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors deems relevant.

STOCK PRICE PERFORMANCE GRAPH

Our common stock began trading on April 2, 2002 under the symbol SUHG.OB.  On March 10, 2004, our common stock began trading on The NASDAQ Global Select Market under the symbol SUNH.

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2003 through December 31, 2008 assuming $100 was invested on December 31, 2003 in (i) Sun’s common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Hemscott Long-Term Care Index. Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Sun Healthcare Group, Inc.	$100.00	$92.57	$66.43	$126.93	$172.56	$88.94
Long-Term Care Index	100.00	107.97	129.94	159.79	129.08	50.15
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

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

	At or For the Year Ended December 31,

	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004 (5)

Total net revenues	$1,824,184	$1,558,276	$983,172	$716,093	$655,352
Income (loss) before income
taxes and discontinued
operations	66,626	43,174	11,220	(3,290)	(2,100)
Income (loss) from
continuing operations	113,974	54,088	11,434	(2,504)	(942)
(Loss) income on discontinued
operations	(4,687)	3,422	15,684	27,265	(17,685)
Net income (loss)	$109,287	$57,510	$27,118	$24,761	$(18,627)

Basic earnings per
common and common
equivalent share:
Income (loss) from
continuing operations	$2.63	$1.28	$0.36	$(0.16)	$(0.07)
(Loss) income from discontinued
operations	(0.11)	0.08	0.50	1.71	(1.22)
Net income (loss)	$2.52	$1.36	$0.86	$1.55	$(1.29)

Diluted earnings per common
and common equivalent
share:
Income (loss) from
continuing operations	$2.59	$1.25	$0.36	$(0.16)	$(0.07)
(Loss) income from discontinued
operations	(0.10)	0.08	0.49	1.71	(1.21)
Net income (loss)	$2.49	$1.33	$0.85	$1.55	$(1.28)

Weighted average number of
common and common
equivalent shares:
Basic	43,331	42,350	31,638	16,003	14,456
Diluted	43,963	43,390	31,788	16,003	14,548
Working capital (deficit)	$172,146	$83,721	$96,245	$(62,786)	$(30,595)
Total assets	$1,539,851	$1,373,826	$621,423	$512,306	$313,153
Long-term debt and capital lease obligations, including current
portion	$725,841	$729,268	$174,165	$197,779	$107,182
Stockholders' equity (deficit)	$403,709	$246,256	$144,133	$(2,895)	$(123,380)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)
Results for the year ended December 31, 2008 include a full year of revenues and expenses of Harborside, which was acquired on April 1, 2007 (see Note 6 – “Acquisitions”), a release of $70.5 million of deferred tax valuation allowance, an increase of $0.9 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a gain of $0.9 million related to the sale of non-core business assets.

(2)
Results for the year ended December 31, 2007 include the revenues and expenses of the Harborside centers since April 1, 2007 (see Note 6 – “Acquisitions”), a release of $30.7 million of deferred tax valuation allowance, a reduction of $8.6 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a charge of $3.2 million related to the early extinguishment of debt.

(3)
Results for the year ended December 31, 2006 include an $11.7 million release of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see Note 2 – “Significant Accounting Policies”), a net loss on sale of assets of $0.2 million and a $1.0 million charge for the termination of a management contract associated with the acquisition of hospice operations.  Income from discontinued operations of $14.7 million was primarily comprised of: (i) a $6.8 million gain from the sale of our home health operations in the fourth quarter of 2006, (ii) a net $6.0 million reduction of reserves for self-insurance for general and professional liability and workers’ compensation for prior years on divested centers, (iii) a $4.2 million non-cash gain primarily related to the sale in July 2003 of our pharmaceutical services operations, and (iv) a $1.3 million gain on the sale of one of our healthcare centers in fourth quarter of 2006, offset in part by (v) a $3.6 million non-cash charge for closed centers with a continuing rent obligation, (vi) a net $2.0 million gain from divested operations from inpatient services and home health services, (vii) a $0.2 million loss related to the discontinued clinical laboratory and radiology operations, and (viii) a $1.8 million net tax provision for discontinued operations.

(4)
Results for the year ended December 31, 2005 include revenues and expenses of centers acquired in December 2005 for that month, a $6.8 million release of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, a $1.1 million non-cash charge for acquisition costs, a net loss on sale of assets of $0.4 million primarily due to a write-down of a property held for sale, a net loss on extinguishment of debt of $0.4 million related to mortgage restructurings.  Income from discontinued operations was $27.1 million due primarily to net reductions of $14.6 million in self-insurance reserves for general and professional liability and workers' compensation for prior years on divested centers and an $8.9 million gain from disposal of discontinued operations primarily due to receipt in September 2005 of $7.7 million in cash proceeds from the 2003 sale of our pharmaceutical services operations, pursuant to the terms of the sale agreement.

(5)
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

Overview

Our subsidiaries provide long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. We were engaged in the following three principal business segments during 2008:

-	inpatient services (primarily skilled nursing centers);

-	rehabilitation therapy services; and

-	medical staffing services.

Commencing in 2005, we implemented a business strategy to leverage our existing platform, and in December 2005, we acquired an operator of 56 skilled nursing centers and independent and assisted living residences and a small hospice operation.  In 2006, we continued this strategy by purchasing a hospice company now known as SolAmor.  In April 2007, we acquired Harborside, an operator of 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states.  Harborside’s results of operations have been included in our consolidated financial statements since April 1, 2007.

During 2008, we reclassified six skilled nursing centers into discontinued operations because they were divested, sold or qualified as assets held for sale. In the second quarter of 2008, we sold two hospitals that were classified as held for sale since 2007 for $10.1 million and recorded a net loss of $2.7 million. In the third quarter of 2008, we exercised an option to purchase a skilled nursing center in Indiana that was classified as held for sale since 2007 and simultaneously sold the asset for a net $0.4 million and recorded a net loss of $0.2 million.  In the third quarter of 2008, we also exercised options to purchase two skilled nursing centers in Oklahoma that were classified as held for sale and sold three skilled nursing centers in Oklahoma for $7.6 million and recorded a net loss of $0.9 million, and transferred operations of a leased skilled nursing center in Tennessee to an outside party. In the fourth quarter of 2008, we transferred operations of a leased skilled nursing center in Utah to an outside party, and sold a regional provider of adolescent rehabilitation and special education services.

During 2007, we sold our 75% interest in a home health services subsidiary, which we acquired as part of the Harborside acquisition, and we sold our remaining laboratory and radiology business.  In December 2006, we sold a subsidiary that provided skilled home health care, non-skilled home care and pharmacy services.

We have updated our historical financial statements to reflect the reclassification of six skilled nursing centers to discontinued operations during the year ended December 31, 2008.  U.S. generally accepted accounting principles require that these operations be reclassified as discontinued operations on a retroactive basis. The financial information in this Annual Report reflects that reclassification for all periods since January 1, 2004.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Revenues from Medicare, Medicaid and Other Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and healthcare centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid, and pressures on state budgets resulting from the worsening economic conditions in the United States may intensify these efforts. This focus has not been limited to skilled nursing centers, but includes specialty services provided by us, such as skilled therapy services, to third parties. We cannot at this time predict the extent to which proposals limiting federal or state expenditures will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

In addition, we may experience, due to current economic conditions, reduced demand for the specialty services that we provide to third parties.  We are unable at this time to predict the impact or extent of such reduced demand.

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):
	For the Years Ended
Sources of Revenues	December 31, 2008		December 31, 2007		December 31, 2006
	(dollars in thousands)
Consolidated:
Medicaid	$729,023	40.0%	$645,084	41.4%	$389,197	39.6%
Medicare	522,555	28.6	418,665	26.9	244,736	24.9
Private pay and other	480,915	26.3	437,076	28.1	322,836	32.7
Managed care and commercial insurance	91,691	5.1	57,451	3.6	26,403	2.8
Total	$1,824,184	100.0%	$1,558,276	100.0%	$983,172	100.0%

Inpatient Only:
Medicaid	$728,891	45.1%	$644,959	47.1%	$389,084	47.6%
Medicare	510,013	31.5	410,365	30.0	238,833	29.2
Private pay and other	286,697	17.8	255,595	18.6	162,582	19.9
Managed care and commercial insurance	91,139	5.6	57,000	4.3	26,148	3.3
Total	$1,616,740	100.0%	$1,367,919	100.0%	$816,647	100.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2008	2007	2006
$424.23	$392.77	$364.56

In 2007, CMS issued a final rule that included a 3.3% market basket increase effective for the 2008 federal fiscal year which commenced on October 1, 2007. We estimate that the implementation of this market basket increase has increased our revenues by approximately $3.5 million per quarter.

On July 31, 2008, CMS issued a final rule to implement a 3.4% market basket increase for the 2009 federal fiscal year which commenced on October 1, 2008.  The rule also contained an update of the wage indices.   We estimate that the net impact of these changes will be a 3.3% increase in our reimbursement rates, which should result in increased revenues of approximately $3.8 million per quarter.

The Balanced Budget Act of 1997 established limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception is currently in place for patients resident in skilled nursing centers until at least December 31, 2009.

Medicaid

Medicaid is a state-administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods. Each state in which we operate nursing and rehabilitation centers has its own unique Medicaid reimbursement program. State Medicaid programs include systems that will reimburse a nursing center for reasonable costs it incurs in providing care to its patients, based upon cost from a prior base year, adjusted for inflation and per diems based upon patient acuity.

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of state-imposed provider taxes), recorded by our healthcare centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2008	2007	2006
$166.62	$160.79	$154.19

Medicaid outlays are a significant component of state budgets, and there have been cost containment pressures on Medicaid outlays for nursing homes.  The current economic downturn has caused many states to institute freezes on or reductions in Medicaid spending to address state budget concerns.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Eighteen of the states in which we operate impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid.  Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes.

Managed Care and Insurance

During the year ended December 31, 2008, we received 5.1% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the Medicare Part C managed care option for beneficiaries entitled to Part A and enrolled in Part B.  Medicare advantage is administered by contracted third party intermediaries.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2008	2007	2006
$351.93	$330.00	$300.02

Private Payors, Veterans and Other

During the year ended December 31, 2008, we received 26.3% of our revenues from private payors, veterans' coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2008	2007	2006
$171.88	$166.53	$159.32

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our historical consolidated income statements and certain percentage relationships for the years ended December 31 (dollars in thousands):

				As a Percentage of Net Revenues
	2008	2007	2006	2008	2007	2006

Total net revenues	$1,824,184	$1,558,276	$983,172	100.0%	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	1,029,279	888,370	572,783	56.4	56.9	58.4
Self-insurance for workers’ compensation
and general and professional liabilities	59,715	44,535	30,874	3.3	2.9	3.1
General and administrative expenses	62,302	64,835	49,857	3.4	4.2	5.1
Other operating costs (1)	424,409	359,083	222,462	23.3	23.1	22.6
Center rent expense	73,764	70,532	51,529	4.0	4.5	5.2
Depreciation and amortization	40,355	31,221	14,579	2.2	2.0	1.5
Provision for losses on accounts receivable	14,108	8,983	10,542	0.8	0.6	1.1
Interest, net	54,603	44,347	18,179	3.0	2.8	1.8
Other (income) expense	(977)	3,196	1,147	(0.1)	0.2	0.1
Income before income taxes and
discontinued operations	66,626	43,174	11,220	3.7	2.8	1.1
Income tax benefit	(47,348)	(10,914)	(214)	(2.6)	(0.7)	-
Income from continuing operations	113,974	54,088	11,434	6.3	3.5	1.1
(Loss) income from discontinued operations	(4,687)	3,422	15,684	(0.3)	0.2	1.7
Net income	$109,287	$57,510	$27,118	6.0%	3.7%	2.8%

(1) Operating administrative expenses are included in “other operating costs” above.

The following discussion of the “Year Ended December 31, 2008 Compared to Year Ended December 31, 2007” and “Year Ended December 31, 2007 Compared to Year Ended December 31, 2006” is based on the financial information presented in Note 14 – “Segment Information.”

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total net revenue increased $265.9 million, or 17.1%, to $1,824.2 million for the year ended December 31, 2008 from $1,558.3 million for the year ended December 31, 2007.  The increase in revenue was principally the result of the $248.8 million increase in revenue from our Inpatient Services segment, $183.9 million of which was incremental revenue related to the Harborside acquisition.  The remainder of the increase in revenue in 2008 resulted from (1) a $9.7 million increase in revenue from our Medical Staffing segment, and (2) a $7.4 million increase in revenue from our Rehabilitation Therapy segment.

Operating salaries and benefits expense, excluding workers’ compensation insurance costs, increased $140.9 million, or 15.9%, to $1,029.3 million (56.4% of net revenues) for the year ended December 31, 2008 from $888.4 million (56.9% of net revenues) for the year ended December 31, 2007.  Approximately $102.5 million of the increase were incremental costs from the Harborside acquisition. The remaining $38.4 million of the increase principally resulted from wage rate increases.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Self insurance for workers’ compensation and general and professional liability insurance increased $15.2 million, or 34.2%, to $59.7 million (3.3% of net revenues) for the year ended December 31, 2008 from $44.5 million (2.9% of net revenues) for the year ended December 31, 2007.  Incremental self insurance costs related to acquisitions totaled $7.3 million.  Additionally, self-insurance expense increased by $0.9 million due to increased claims and administrative costs.

General and administrative expenses decreased $2.5 million, or 3.9%, to $62.3 million (3.4% of net revenues) for the year ended December 31, 2008 from $64.8 million (4.2% of net revenues) for the year ended December 31, 2007.  Incremental cost savings resulting from the integration of the Harborside acquisition contributed approximately $4.1 million of the decrease primarily related to salaries, contract labor, insurance and other administrative expenses. These cost savings were offset by an increase of $1.6 million in stock-based compensation expense recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).

Other operating costs increased $65.3 million, or 18.2%, to $424.4 million (23.3% of net revenues) for the year ended December 31, 2008 from $359.1 million (23.1% of net revenues) for the year ended December 31, 2007. Incremental other operating costs resulting from the Harborside acquisition totaled $41.2 million.  The remaining $24.1 million of the increase in other operating costs was principally comprised of (1) cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by our increased revenue, coupled with (2) increases in utilities and provider and real estate taxes.

Center rent expense increased $3.3 million, or 4.7%, to $73.8 million (4.0% of net revenues) for the year ended December 31, 2008 from $70.5 million (4.5% of net revenues) for the year ended December 31, 2007.  Incremental rent expense, primarily resulting from the Harborside acquisition, contributed $1.4 million of the increase. The remaining increase of $1.9 million was due to normally scheduled contingency-based rent increases.

Depreciation and amortization increased $9.2 million, or 29.5%, to $40.4 million (2.2% of net revenues) for the year ended December 31, 2008 from $31.2 million (2.0% of net revenues) for the year ended December 31, 2007.  The increase was primarily attributable to $5.0 million of depreciation related to the Harborside acquisition. The remaining increase of $4.2 million was due primarily to additional capital expenditures incurred for center and information systems improvements in 2008.

The provision for losses on accounts receivable increased $5.1 million, or 56.7%, to $14.1 million (0.8% of net revenues) for the year ended December 31, 2008 from $9.0 million (0.6% of net revenues) for the year ended December 31, 2007. The addition of Harborside contributed $1.1 million of the increase, with the remaining increase principally driven by lower recoveries of inpatient services bad debt than in 2007 and a deterioration in the aging of uncollected accounts.

Interest expense increased $10.3 million, or 23.3%, to $54.6 million (3.0% of net revenues) for the year ended December 31, 2008 from $44.3 million (2.8% of net revenues) for the year ended December 31, 2007, principally due to the indebtedness we incurred and assumed in the Harborside acquisition.

The benefit for income taxes increased to $47.3 million for the year ended December 31, 2008 from a benefit of $10.9 million for the year ended December 31, 2007.  The $36.4 million increase includes an increased benefit of $41.6 million from the reversal of a portion of the valuation allowance on our net deferred tax assets, offset by an increased provision of $5.2 million related to pre-tax income.

Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Due to our Chapter 11 bankruptcy proceeding, from which we emerged in 2002, and a history of producing tax losses, we maintained a significant valuation allowance on our net deferred tax assets until the fourth quarter of 2008.  During the fourth quarter, we re-evaluated the need to continue to maintain the valuation allowance by considering all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of taxable losses) as required by SFAS No. 109.  This assessment required significant judgment and is subject to the inherent limitations and imprecision of projections of future income.

Using our budget for 2009 and projections for future years, and considering all other items of positive and negative evidence, we determined that it is more likely than not that most of our net deferred tax assets will be realized.  Therefore, we reduced our valuation allowance by $112.5 million.  The realization of our net deferred tax assets of $192.1 million is dependent upon achieving our projections of future taxable income, and failure to do so could result in an increase in the valuation allowance in a future period.  Any future increase in the valuation allowance would result in additional income tax expense.

Because of our emergence from bankruptcy in February 2002 (and the resulting implementation of fresh-start accounting), and two significant acquisitions in 2005 and 2007, it was necessary to trace the sources of deferred tax assets and the related valuation allowance to determine the impact of any valuation allowance reversal.  We estimated the deferred tax assets and related valuation allowance associated with fresh-start accounting, purchase accounting, and operations by tracing the activity of the deferred tax assets in each group and taking into consideration the impact of limitations on our net operating loss and tax credit carryforwards imposed by Section 382 of the Internal Revenue Code (as a result of changes of ownership for tax purposes).

The $98.6 million net decrease in the valuation allowance includes a $13.9 million increase related to additional deferred tax assets primarily from our pre-emergence period, offset by a $112.5 million decrease due to sufficient positive evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under SFAS No. 109.

We believe that it is still necessary to have a valuation allowance on a portion of our net deferred tax assets.  However, if we determine that sufficient positive evidence exists in future periods to enable us to reverse part or all of the valuation allowance of $34.3 million that remains as of December 31, 2008, such reversal would reduce the provision for income taxes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Segment information

The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (dollars in thousands):

	2008		2007		2006
Inpatient Services	$1,616,740	88.6%	$1,367,919	87.8%	$816,647	83.1%
Rehabilitation Therapy Services	150,475	8.3	127,055	8.2	119,286	12.1
Medical Staffing Services	120,410	6.6	111,232	7.1	86,864	8.8
Corporate	37	0.0	77	0.0	36	0.0
Intersegment eliminations	(63,478)	(3.5)	(48,007)	(3.1)	(39,661)	(4.0)
Total net revenues	$1,824,184	100.0%	$1,558,276	100.0%	$983,172	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients or third party payors for therapy, medical staffing and laboratory and radiology provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2008	2007	2006
Rehabilitation Therapy Services	$60,856	$44,857	$38,663
Medical Staffing Services	2,622	3,150	998
Total affiliated revenue	$63,478	$48,007	$39,661

The following table sets forth the amount of net segment income (loss) for the years ended December 31 (in thousands):

	2008	2007	2006
Inpatient Services	$154,330	$132,429	$59,255
Rehabilitation Therapy Services	8,462	7,753	3,038
Medical Staffing Services	9,690	8,221	6,981
Net segment income before Corporate	172,482	148,403	69,274
Corporate	(106,833)	(102,033)	(56,907)
Net segment income (loss)	$65,649	$46,370	$12,367

Inpatient Services.  Net revenues increased $248.8 million, or 18.2%, to $1,616.7 million for the year ended December 31, 2008 from $1,367.9 million for the year ended December 31, 2007. The addition of Harborside contributed $166.9 million of the increase in net revenues.  The remaining increase of $81.9 million in net revenues on a same store basis was primarily the result of:

-
an increase of $38.7 million in Medicare revenues driven by increases in Medicare Part A rates, our Medicare customer base and Medicare Part B revenues, which drove $31.5 million, $5.1 million and $2.1 million of the increase, respectively;

-	a $25.2 million increase in managed and commercial insurance revenues driven by a higher customer base and higher rates, which caused $18.2 million and $7.0 million of the increase, respectively;

-	an increase of $23.2 million in Medicaid revenues, primarily due to improved rates;

-	a $7.3 million increase in revenues from private sources due to higher rates;

-	an increase of $7.0 million in hospice revenues due to an acquisition and internal growth; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $2.1 million in other revenue including veterans and other various inpatient services;

offset by

-	a $17.9 million decrease in Medicaid revenues due to a lower customer base; and

-	a $3.7 million decrease in private revenues also due to a lower customer base.

Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $121.3 million, or 17.4%, to $818.1 million for the year ended December 31, 2008 from $696.8 million for the year ended December 31, 2007. Approximately $90.7 million of the increase was due to the addition of Harborside. The remaining increase of $30.6 million on a same store basis was primarily due to:

-	increases in compensation and related benefits and taxes of $32.9 million to remain competitive in local markets;

offset by

-	a decrease of $2.1 million in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $14.9 million, or 36.7%, to $55.5 million for the year ended December 31, 2008 as compared to $40.6 million for the year ended December 31, 2007.  The addition of Harborside contributed $4.7 million of the increase.  The remaining $10.2 million increase was attributable to a $3.4 million increase in general and professional liability insurance costs and a $6.8 million increase in workers’ compensation costs.  Both of these increases were related to a combination of higher claim costs in 2008 combined with the impact of prior year insurance reserve releases recorded in 2007 which did not repeat in 2008.

Other operating costs increased $62.4 million, or 17.8%, to $412.1 million for the year ended December 31, 2008, from $349.7 million for the year ended December 31, 2007.  Excluding the impact of Harborside, which contributed $39.3 million of the increase, the remaining $23.1 million increase on a same store basis was primarily due to:

-
a $19.0 million increase in therapy, pharmacy, medical supplies and equipment rental expense attributable to the increase in our skilled patient mix as well an increase in the number of new Rehab Recovery Suites coming on line;

-	a $3.4 million increase in utility expense primarily due to higher electricity, gas and oil and garbage collection costs;

-	a $2.7 million increase in education and training expense related to new clinical programs and processes;

-	a $2.5 million increase in purchased services of which a majority of the increase was in service contracts; and

-	a $1.4 million decrease in vendor discounts and rebates;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

offset by

-	a $3.4 million decrease in contract nursing labor; and

-	a $2.5 million decrease in taxes (primarily provider taxes and real estate taxes).

General and administrative expenses increased $9.4 million, or 29.4%, to $41.4 million for the year ended December 31, 2008 from $32.0 million for the year ended December 31, 2007.  The addition of the Harborside operations contributed $3.2 million of the increase with the remaining $6.2 million increase due to higher salaries and benefits, travel costs, utilities and office leases.

The provision for losses on accounts receivable increased $3.8 million, or 40.0%, to $13.3 million for the year ended December 31, 2008, from $9.6 million for the year ended December 31, 2007.  The addition of Harborside contributed $1.1 million of the increase.  The remaining $2.7 million of the increase is due to lower recoveries of bad debt.  In 2007, we recovered $2.3 million of bad debt related to centers acquired in 2005.

Center rent expense for the year ended December 31, 2008 increased $3.0 million, or 4.3%, to $72.4 million, compared to $69.4 million for the year ended December 31, 2007. The addition of Harborside accounted for $4.7 million of additional rent expense, which was offset by a $1.7 million decrease in same store rent due to conversions of leased centers to owned.

Depreciation and amortization increased $10.0 million, or 38.5%, to $36.0 million for the year ended December 31, 2008, from $26.0 million for the year ended December 31, 2007. The addition of the Harborside centers accounted for $4.5 million of the increase.  The remaining increase of $5.5 million was primarily due to the purchase of previously leased centers and capital expenditures incurred for center improvements in 2008.

Net interest expense for the year ended December 31, 2008 was $13.7 million as compared to $11.5 million for the year ended December 31, 2007.  The increase of $2.2 million was primarily due to debt incurred and assumed in the Harborside acquisition and debt incurred to purchase leased centers.

Rehabilitation Therapy Services.  Total revenues increased $23.4 million, or 18.4%, to $150.5 million for the year ended December 31, 2008, from $127.1 million for the year ended December 31, 2007.  Of the $23.4 million increase in total revenues, affiliated revenues increased $16.0 million; nonaffiliated revenues increased $7.0 million and other revenue increased $0.4 million. The addition of 18 affiliated contracts in Kentucky, gained by way of a 2007 acquisition, drove $8.9 million of the affiliated revenue increase. The addition of 13 affiliated contracts in Oklahoma, Idaho, and Montana, gained by way of a 2005 acquisition and transitioned to SunDance operations in 2008, drove $4.4 million of the affiliated revenue increase.  Service volume growth drove the remainder of the increase in affiliated revenues.  The increase in nonaffiliated revenues was due primarily to new contracts (net positive change in contract count), rate increases in existing business and growth of an emerging business segment.

Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $18.6 million, or 17.5%, to $124.8 million for the year ended December 31, 2008 from $106.2 million for the year ended December 31, 2007. The increase was primarily due to service volume growth discussed above and an average increase of 4.4% in therapy wage rates. These increases were compounded by an increase in health insurance costs of $1.3 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Self-insurance for workers’ compensation and general and professional liability expenses increased $0.3 million, or 16.7%, to $2.1 million for the year ended December 31, 2008, from $1.8 million for the year ended December 31, 2007. The increase was due to an increase in workers’ compensation claims expense.

General and administrative expenses increased $1.8 million, or 36.0%, to $6.8 million for the year ended December 31, 2008 from $5.0 million for the year ended December 31, 2007.  The increase was the result of additional personnel and contracted services necessary to support the overall increased business volume.

Other operating costs, including contract labor expenses, increased $0.8 million, or 12.7%, to $7.1 million for the year ended December 31, 2008 from $6.3 million for the year ended December 31, 2007. The increase was primarily due to increased contract labor and other direct contract expenses in relation to the 2007 and 2005 acquisitions discussed above.

Provision for losses on accounts receivable increased $0.9 million to an expense of $0.2 million for the year ended December 31, 2008 from an adjustment of ($0.7) million for the year ended December 31, 2007.  The increase was due to the aging of uncollected accounts.

Depreciation expense remained flat at $0.5 million each for the years ended December 31, 2008 and 2007.

Medical Staffing Services.  Total revenues from Medical Staffing Services increased $9.2 million, or 8.3%, to $120.4 million for the year ended December 31, 2008 from $111.2 million for the year ended December 31, 2007. The increase in revenues was primarily the result of:

-	an increase in Locum Tenens (physician placement) business of $4.3 million;

-	$3.8 million attributable to an increase of approximately 65,359 billable hours (a 3.9% increase in billable hours);

-	$2.5 million resulting from the acquisition of a medical staffing company in the Harborside acquisition in 2007; and

-	$0.9 million attributable to a bill rate increase of 1.0%;

offset by

-	a $2.3 million decrease due to nursing offices permanently closed in 2007.

Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $0.9 million, or 1.1%, to $86.3 million for the year ended December 31, 2008 from $85.4 million for the year ended December 31, 2007. The $0.9 million increase was primarily driven by acquisition mentioned above.

Other operating costs increased $6.4 million, or 57.1%, to $17.6 million for the year ended December 31, 2008 from $11.2 million for the year ended December 31, 2007. The increase was primarily attributable to a $3.1 million increase in physician placement fees related to Locum Tenens, a $2.9 million in various administrative expenses related to travel and meal stipends and a $0.4 million increase for professional fees related to third party vendors.

Self-insurance for workers’ compensation and general and professional liability expenses decreased $0.2 million, or 11.8%, to $1.5 million for the year ended December 31, 2008 from $1.7 million for the year ended December 31, 2007 due to a decrease in workers’ compensation claims expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Provision for loss increased $0.5 million to $0.6 million for the year ended December 31, 2008 from $0.1 million for the year ended December 31, 2007 due to an increase in non-payment and slow payments by customers.

Corporate.  General and administrative costs not directly attributed to operating segments decreased $2.5 million, or 3.9%, to $62.3 million for the year ended December 31, 2008 from $64.8 million for the year ended December 31, 2007. The decrease was primarily due to declining consulting fees, lobbying and political expenses and office lease expenses.

Interest expense

Net interest expense not directly attributed to operating segments increased $8.2 million, or 25.0%, to $41.0 million for the year ended December 31, 2008 from $32.8 million for the year ended December 31, 2007. The increase was primarily due to debt incurred and assumed in the Harborside acquisition.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total revenue increased $575.1 million, or 58.5%, to $1,558.3 million for the year ended December 31, 2007 from $983.2 million for the year ended December 31, 2006.  The increase in revenue was principally the result of the $551.3 million increase in revenue from our Inpatient Services segment, $499.7 million of which was incremental revenue related to the Harborside acquisition.  The remainder of the increase in revenue in 2007 resulted from (1) the $24.4 million increase in revenue from our Medical Staffing segment, $7.5 million of which was attributable to acquisitions, and (2) the $7.8 million increase in revenue from our Rehabilitation Therapy segment.

Operating salaries and benefits expense, excluding workers’ compensation insurance costs, increased $315.6 million, or 55.1%, to $888.4 million (57.0% of net revenues) for the year ended December 31, 2007 from $572.8 million (58.3% of net revenues) for the year ended December 31, 2006.  Approximately $270.0 million of the increase were incremental costs from the Harborside acquisition. The remaining $45.6 million of the increase principally resulted from wage rate increases.

Self insurance for workers’ compensation and general and professional liability insurance increased $13.6 million, or 44.0%, to $44.5 million (2.9% of net revenues) for the year ended December 31, 2007 from $30.9 million (3.1% of net revenues) for the year ended December 31, 2006.  Incremental self insurance costs related to acquisitions totaled $12.2 million.  These incremental costs were partially offset by changes in our estimated liabilities from previous years of $8.6 million related to improvement in our self insurance claims costs.

General and administrative expenses increased $14.9 million, or 30.1%, to $64.8 million (4.2% of net revenues) for the year ended December 31, 2007 from $49.9 million (5.1% of net revenues) for the year ended December 31, 2006.  Incremental general and administrative expenses from the integration of the Harborside acquisition contributed approximately $13.4 million of the increase. The remaining increase of $1.5 million primarily relates to increases in salaries, benefits, contract labor and utility costs.

Other operating costs increased $136.6 million, or 61.4%, to $359.1 million (23.1% of net revenues) for the year ended December 31, 2007 from $222.5 million (22.6% of net revenues) for the year ended December 31, 2006. Incremental other operating costs from the Harborside acquisition totaled $116.3 million.  The remaining $20.3 million of the increase in other operating costs was principally comprised of (1) cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by our increased revenue, coupled with (2) increases in utilities and provider and real estate taxes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Center rent expense increased $19.0 million, or 36.9%, to $70.5 million (4.5% of net revenues) for the year ended December 31, 2007 from $51.5 million (5.2% of net revenues) for the year ended December 31, 2006.  Incremental rent expense, primarily resulting from the Harborside acquisition, contributed $17.6 million of the increase. The remaining increase of $1.4 million was due to normally scheduled rent increases and inflation based rent escalators.

Depreciation and amortization increased $16.6 million, or 113.7%, to $31.2 million (2.0% of net revenues) for the year ended December 31, 2007 from $14.6 million (1.5% of net revenues) for the year ended December 31, 2006.  The increase was primarily attributable to $13.4 million of additional depreciation related to the Harborside acquisition. The remaining increase of $3.2 million was due primarily to additional capital expenditures incurred for center and information systems improvements in 2007.

The provision for losses on accounts receivable decreased $1.5 million, or 14.3%, to $9.0 million (0.6% of net revenues) for the year ended December 31, 2007 from $10.5 million (1.1% of net revenues) for the year ended December 31, 2006. Part of the decrease was due to an $0.8 million release of reserves in our Rehabilitation Services segment as a result of strong cash collections, with an additional $0.6 million of the decrease being attributable to a $2.3 million bad debt recovery in our Inpatient Services segment, offset by increases in the reserves from the Harborside acquisition. The remaining decrease of $0.1 million was related to the timing of our collections in our Medical Staffing segment.

Interest expense increased $26.1 million, or 143.4%, to $44.3 million (2.8% of net revenues) for the year ended December 31, 2007 from $18.2 million (1.9% of net revenues) for the year ended December 31, 2006, principally due to the indebtedness we incurred and assumed in the Harborside acquisition.

The benefit for income taxes increased to $10.9 million for the year ended December 31, 2007 from a benefit of $0.2 million for the year ended December 31, 2006.  The $10.7 million increase includes an increased benefit of $24.7 million from the reversal of a portion of the valuation allowance on our net deferred tax assets, offset by an increased provision of $14.0 million related to pre-tax income.

Using our budget for 2008 and projections for 2009, and considering all other items of positive and negative evidence as required by SFAS No. 109, we determined that it is more likely than not that a portion of our net deferred tax assets will be realized.  Therefore, we reduced our valuation allowance by $77.8 million in 2007.

Segment information

Inpatient Services.  Net revenues increased $551.3 million, or 67.5%, to $1,367.9 million for the year ended December 31, 2007 from $816.6 million for the year ended December 31, 2006. The addition of Harborside contributed $492.2 million of the increase in net revenues.  The remaining increase of $59.1 million in net revenues on a same store basis was primarily the result of:

-
an increase of $22.4 million in Medicare revenues driven by an increase in Medicare Part A rates and an increase in Medicare Part B revenues, which drove $19.7 million and $2.7 million of the increase, respectively;

-	an increase of $19.7 million in Medicaid revenues primarily due to improved rates;

-	a $12.1 million increase in revenues from private sources due to higher rates, which caused $7.9 million of the increase, and a higher customer base, which drove $4.2 million of the increase;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $10.8 million increase in managed and commercial insurance revenues driven by a higher customer base and higher rates, which caused $7.8 million and $3.0 million of the increase, respectively;

-	an increase of $3.2 million in hospice revenues; and

-	an increase of $0.8 million in other revenues including veterans;

offset by

-	a $7.5 million decrease in Medicaid revenues due to a lower customer base; and

-	a $2.4 million decrease in Medicare revenues also due to a lower customer base.

Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $294.2 million, or 73.1%, to $696.8 million for the year ended December 31, 2007 from $402.6 million for the year ended December 31, 2006. Approximately $263.4 million of the increase was due to the addition of Harborside. The remaining increase of $30.8 million was primarily due to:

-	increases in compensation and related benefits and taxes of $28.2 million to remain competitive in local markets; and

-	an increase of $2.5 million in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $12.3 million, or 43.5%, to $40.6 million for the year ended December 31, 2007 as compared to $28.3 million for the year ended December 31, 2006.  The addition of Harborside contributed $11.9 million of the increase, offset by a $0.4 million decrease from same store operations related to:

-
a $0.1 million decrease related to general and professional liability insurance costs and a $0.3 million decrease related to workers’ compensation costs, in each case due to fewer than expected claims and more favorable claim settlements.

Other operating costs increased $127.3 million, or 57.2%, to $349.7 million for the year ended December 31, 2007, from $222.4 million for the year ended December 31, 2006.  Excluding the impact of Harborside, which contributed $116.0 million of the increase, the remaining $11.3 million increase was primarily due to:

-	a $11.5 million increase in therapy, pharmacy, medical supplies and equipment rental expense attributable to the increase in our skilled patient mix;

-	a $0.9 million increase in repairs and maintenance for the centers and information systems;

-	a $0.9 million increase in utility expense primarily due to higher telecom, garbage and electricity costs;

-	a $0.9 million increase in provider, gross receipts and business tax expenses;

-	a $0.6 million increase in legal fees; and

-	a $0.4 million increase in dues and subscriptions;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

offset by

-	a $2.9 million decrease in contract nursing labor;

-	a $0.7 million decrease in real estate, personal property and sales and use taxes; and

-	a $0.3 million decrease in consulting fees.

General and administrative expenses increased $13.2 million, or 70.2%, to $32.0 million for the year ended December 31, 2007 from $18.8 million for the year ended December 31, 2006.  The addition of the Harborside operations contributed $9.0 million of the increase with the remaining $4.2 million increase due to higher salaries, benefits and travel costs from the strategic addition of clinical reimbursement staff to grow revenue related to same store operations.

The provision for losses on accounts receivable decreased $0.6 million, or 5.8%, to $9.5 million for the year ended December 31, 2007, from $10.1 million for year ended December 31, 2006, despite the addition of $4.9 million for the Harborside centers.  Same store operations had a decrease in provision of $5.5 million resulting, in part, from a $2.3 million recovery of bad debt.  In 2006 there was a non-recurring additional provision of $3.2 million recorded for centers acquired in 2005 that contributed to the favorable year over year comparison.

Center rent expense of $69.4 million for the year ended December 31, 2007 increased $18.9 million, or 37.4%, compared to $50.5 million the year ended December 31, 2006, primarily due to the addition of the Harborside centers which caused $17.6 million of the increase.  The remaining increase of $1.3 million was due to normally scheduled rent increases.

Depreciation and amortization increased $14.4 million, or 124.0%, to $26.0 million for the year ended December 31, 2007, from $11.6 million for the year ended December 31, 2006. The increase was primarily due to the addition of the Harborside centers, which accounted for $12.8 million of the increase.  The Harborside depreciation and amortization includes the finalization of the property and equipment valuation that was completed in the fourth quarter.  The remaining increase of $1.6 million was primarily due to additional capital expenditures incurred for center improvements in 2007.

Net interest expense for the year ended December 31, 2007 was $11.5 million as compared to $13.1 million for the year ended December 31, 2006.  The decrease of $3.2 million was due to the paydown of debt, offset by an increase of $1.6 million attributable to the indebtedness we assumed in the Harborside acquisition.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Provision for losses on accounts receivable decreased $0.8 million due to an adjustment of ($0.7) million for the year ended December 31, 2007 from $0.2 million for the year ended December 31, 2006.  The decrease was due to strong cash collections during 2007.

Depreciation expense increased $0.1 million, or 25.0%, to $0.5 million for the year ended December 31, 2007 from $0.4 million for the year ended December 31, 2006. The increase in expense was primarily due to the completion of an initiative to replace obsolete computer equipment in designated contract centers.

Medical Staffing Services.  Total revenues from Medical Staffing Services increased $24.3 million, or 28.0%, to $111.2 million for the year ended December 31, 2007 from $86.9 million for the year ended December 31, 2006. The increase in revenues was primarily the result of:

-	$7.5 million resulting from the acquisition of a medical staffing company in the Harborside acquisition in April 2007;

-	$16.0 million attributable to an increase of approximately 276,000 billable hours (a 20.2% increase in billable hours);

-	$1.0 million attributable to a bill rate increase of 1.3%;

-	an increase in provision of medical staffing to schools of $1.8 million; and

-	an increase in Locum Tenens (physician placement) business of $0.9 million;

offset by

-	$3.4 million due to nursing offices permanently closed in 2006.

Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $15.9 million, or 22.9%, to $85.4 million for the year ended December 31, 2007 from $69.5 million for the year ended December 31, 2006. Of the $15.9 million increase, $7.9 million was directly attributable to the increase in

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Self-insurance for workers’ compensation and general and professional liability expenses increased $0.8 million, or 88.9%, to $1.7 million for the year ended December 31, 2007 from $0.9 million for the year ended December 31, 2006 due to an increase in workers’ compensation claims expense.

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

Corporate.  General and administrative costs not directly attributed to operating segments increased $14.9 million, or 29.9%, to $64.8 million for the year ended December 31, 2007 from $49.9 million for the year ended December 31, 2006. The increase was primarily due to the increased compensation largely as a result of recognizing stock-based compensation of $1.4 million and $9.0 million of costs incurred for various process improvements and other initiatives.

Interest expense

Net interest expense not directly attributed to operating segments increased $10.3 million, or 23.3%, to $54.6 million for the year ended December 31, 2008 from $44.3 million for the year ended December 31, 2007. The increase was primarily due to debt incurred and assumed in the Harborside acquisition.

Liquidity and Capital Resources

For the year ended and as of December 31, 2008, our net income was $109.3 million and our working capital was $172.1 million. As of December 31, 2008, we had cash and cash equivalents of $92.2 million, $725.8 million in borrowings and $50.0 million available on our revolving credit facility.

We believe that our operating cash flows, existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures and regularly scheduled debt service payments at least through the next twelve months.  Recent issues involving the stability of financial institutions generally have called into question credit availability, and under the terms of our revolving credit facility, if one lender defaults on a borrowing request, then the other lenders are not required to fund that lender’s share.  While we do not anticipate that any of our lenders will be unable to lend under our revolving credit facility if we determine to borrow funds, no assurance can be given that one or more of our lenders will be able to fulfill their commitments.  We do not depend on cash flows from discontinued operations to provide for future liquidity.

Cash flows

During the year ended December 31, 2008, net cash provided by operating activities increased by $4.0 million as compared to last year.  This increase was the result of (i) our year-over-year increase in net income of $51.8 million, (ii) our year-over-year decrease in working capital changes of $47.3 million due to timing differences and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(iii) a $0.5 million decrease in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable, recognition of deferred taxes and a non-recurring loss on the extinguishment of debt.

        Net cash used for investing activities of $44.3 million for the year ended December 31, 2008 is comprised of (i) $42.5 million used for capital expenditures, (ii) $9.0 million used to purchase previously leased real estate, (iii) $18.4 million in proceeds from the sale of assets held for sale, (iv) $11.7 million used for acquisitions and (v) $0.6 million in insurance proceeds received.

Net cash used for financing activities of $7.3 million for the year ended December 31, 2008 is comprised of (i) $20.3 million provided by long-term borrowings, (ii) $29.6 million used to repay long-term debt and capital lease obligations, (iii) $0.4 million used for distributions of partnership equity and (iv) $2.5 million in proceeds from the issuance of common stock.

During the year ended December 31, 2007, net cash provided by operating activities increased by $74.0 million as compared to the prior year.  This increase was the result of (i) our year-over-year increase in net income of $30.4 million, (ii) our year-over-year increase in working capital changes of $53.8 million and (iii) a $10.2 million decrease in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable, recognition of deferred taxes and a non-recurring loss on the extinguishment of debt.

For the year ended December 31, 2006, net cash provided by operating activities increased by $18.1 million as compared to the prior year.  This increase was the result of (i) our year-over-year increase in net income of $2.4 million, (ii) our year-over-year increase in working capital changes of $1.0 million and (iii) a $14.7 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses and the provision for losses on accounts receivable.

Loan Agreements

In April 2007 we issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 16 – “Summarized Consolidating Information.”)

In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”) in connection with our acquisition of Harborside (see Note 6 – “Acquisition”).  The Credit Agreement provides for $365.0 million in term loans (of which $346.4 million was outstanding as of December 31, 2008), a $50.0 million revolving credit facility (undrawn at December 31, 2008) and a $70.0 million letter of credit facility ($57.9 million outstanding at December 31, 2008).  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. We were in compliance with these covenants as of December 31, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is collateralized by our assets and the assets of most of our subsidiaries.

       Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.  We estimate that we will pay $5.9 million pursuant to this requirement in 2009.

Acquisitions

Clipper

As of December 31, 2008, we owned 52.5% of the voting interest (15.5% in 2007) in nine entities (collectively known as “Clipper”), each of which owns one center that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  We have paid an aggregate option purchase price for the first four option exercises of $5.0 million through December 31, 2008, the last of which was exercised in 2008 to increase our ownership to greater than 50.0%.  The agreement also provides our partners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.  We have recognized the remaining option value as a liability in our consolidated balance sheet, of which $2.0 million is in other accrued liabilities and $3.2 million in other long-term liabilities as of December 31, 2008.  We have not recorded any minority interest associated with the 47.5% interest that we do not own since the partnerships' net equity was a deficit.

Prior to our ownership increasing over 50%, the Clipper entities were consolidated pursuant to the guidance provided by FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (“FIN No. 46(R)”).  FIN No. 46(R) provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). We had concluded that Clipper met the definition of a VIE because we have agreements with our partners granting us the option to acquire, and the right of the partners to put to us, 100% ownership of Clipper.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Harborside

In April 2007, we acquired Harborside, a privately-held healthcare company that operated 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states, by purchasing all the outstanding Harborside stock for $349.4 million. In addition to the purchase price paid for Harborside, the former shareholders of Harborside are entitled to a distribution of cash in an amount equal to the future tax benefits realized by us, if any, from the deductibility of specified employee compensation and unamortized debt costs related to Harborside.  Harborside’s results of operations have been included in the consolidated financial statements since April 1, 2007.

Other Acquisitions

In September 2008, we completed the purchase of a hospice company, which operated a hospice center in New Jersey, for $7.7 million.  The purchase price included allocations of $3.4 million for intangible assets, $3.7 million for goodwill, and $0.6 million for net working capital.

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

Assets held for sale

As of December 31, 2008, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $2.8 million, primarily consisting of property and equipment, and (ii) an undeveloped parcel of land valued at $0.9 million, which is classified in Corporate in Note 14 “Segment Information” to our consolidated financial statements.  Disposal is expected to occur in 2009.

During November 2008, we transferred operations of a leased skilled nursing center in Utah to an outside party.  This center has been classified as a discontinued operation.

During September 2008, we reclassified the results of three skilled nursing centers (two of which were leased) to discontinued operations.  We exercised options to purchase the two centers and simultaneously sold them and the owned location for a net amount of $1.1 million (subject to resolution of certain contingencies).  We received $0.9 million of cash proceeds in October 2008 and expect to receive the remaining $0.2 million of the sales price by the end of 2009. We recorded a $0.9 million loss on disposal of these centers.

In June and July 2008, we transferred operations of leased skilled nursing centers in Tennessee and Indiana to outside parties.  The operations of both centers have been classified as discontinued operations.

As a result of June 2008 flooding in the Midwest, an Indiana center was severely damaged and the operation was permanently discontinued.  The operating results for the center have been reclassified to discontinued operations, and we have recorded a $1.8 million fixed assets impairment charge for the twelve months ended December 31, 2008, due to the damage to the building and contents.

As of December 31, 2007, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $0.5 million, primarily consisting of property and equipment, (ii) two hospitals with a net carrying amount of $5.3 million, consisting of $8.5 million in assets, offset in part by $3.2 million in liabilities, and (iii) an

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.

       On June 30, 2008, we sold the operations of two hospitals for $10.1 million (subject to a final working capital reconciliation), which was recorded in other current assets as of June 30, 2008 and received $9.5 million in cash proceeds on July 1, 2008.  The remaining $0.6 million of sales price is expected to be received during 2009 in conjunction with the final working capital adjustment.  A $2.7 million loss on disposal of these operations was recognized in the three months ended June 30, 2008.  The lessor of the two hospitals did not fully release us from our rent obligation subsequent to the sale.  Therefore, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the $2.7 million loss includes an accrued liability of $6.3 million for continuing costs incurred without economic benefit as of the date of disposal of the operations (i.e., the “cease-use” date).

During the year ended December 31, 2007, we sold our laboratory and radiology operations for $3.2 million. We also sold a skilled nursing center for $4.9 million during the first quarter of 2007. In October 2007, we sold our 75% interest in a home health services subsidiary, which we acquired as part of the Harborside acquisition, for $1.6 million.

During 2006, we reclassified the results of a subsidiary that provided adolescent rehabilitation and special education services to discontinued operations.  The subsidiary was sold during November 2008 for $2.9 million.  We recorded a $0.7 million loss on the disposal.

Capital expenditures

We incurred total net capital expenditures related primarily to improvements at centers of $42.5 million, $33.5 million, and $22.2 million for the years ended December 31, 2008, 2007, and 2006, respectively, which included capital expenditures for discontinued operations of $0.1 million, $0.6 million, and $1.8 million, respectively. We had construction commitments as of December 31, 2008 under various contracts of $5.7 million related to improvements at centers. We expect to incur approximately $47.0 million to $53.0 million in capital expenditures during 2009, related primarily to improvements at existing centers and information system upgrades.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Obligations and Commitments

The following table provides information about our contractual obligations and commitments in future years as of December 31, 2008 (in thousands):
	Payments Due by Period
							After
	Total	2009	2010	2011	2012	2013	2013
Contractual Obligations:
Debt, including interest
payments (1)	$1,062,084	$59,955	$63,645	$88,555	$85,572	$51,374	$712,983
Capital leases (2)	1,620	699	397	316	174	34	-
Construction commitments	5,667	5,667	-	-	-	-	-
Purchase obligations (3)	164,400	102,000	62,400	-	-	-	-
Operating leases (4)	578,102	90,010	88,326	84,482	81,404	76,622	157,258
Other long-term liabilities (5)	19,343	2,035	17,308	-	-	-	-

Total	$1,831,216	$260,366	$232,076	$173,353	$167,150	$128,030	$870,241

	Amount of Commitment Expiration Per Period
	Total
	Amounts						After
	Committed	2009	2010	2011	2012	2013	2013
Other Commercial Commitments:
Letters of credit (6)	$57,877	$57,877	$-	$-	$-	$-	$-

Total	$57,877	$57,877	$-	$-	$-	$-	$-

(1)
Debt includes principal payments and interest payments through the maturity dates. Total interest on debt, based on contractual rates, is $338.6 million, of which $106.7 million is attributable to variable interest rates determined using the weighted average method.

(2)	Includes interest of $0.3 million.
(3)	Represents our estimated level of purchasing from our main suppliers assuming that we continue to operate the same number of centers in future periods.
(4)	Some of our operating leases also have contingent rentals.
(5)
Represents the liability associated with partnership options yet to be exercised of $5.3 million and $14.1 million of liability due to the previous shareholders of Harborside when certain tax benefits associated with that acquisition are realized.  Excludes liabilities for uncertain tax positions that are included in other liabilities at December 31, 2008 for which we are unable to make a reasonably reliable estimate as to when, if at all, cash settlements with taxing authorities will occur.

(6)	Letters of credit expire annually but may be reissued pursuant to a $70.0 million letter of credit facility that terminates in April 2013.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Accounts receivable and related allowance.  Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in healthcare centers that we operate are the Medicare program and the various state Medicaid programs. The rehabilitation therapy service operations provide services to patients in nonaffiliated healthcare centers. The billings for those services are submitted to the nonaffiliated centers. Many of the nonaffiliated healthcare centers receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

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

The allowance for doubtful accounts related to centers that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance is adjusted as appropriate. As of December 31, 2008, accounts receivable for divested operations were fully reserved.

Insurance.  We self-insure for certain insurable risks, including general and professional liabilities, workers' compensation liabilities and employee health insurance liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. An independent actuarial analysis is prepared twice a year to assist management in determining the adequacy of the self-insurance obligations booked as liabilities in our financial statements. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform detailed actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers’ compensation reserves and general and professional liability reserves.  For both the workers’ compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods.  The foundation for each of these methods is our actual historical reported and/or paid loss data. In cases where our historical data are not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods are estimates of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

on past trends, and an estimate for losses incurred but not reported.   These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense are determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2008, we determined that the previous estimates for workers’ compensation reserves for accident years prior to 2008 were understated, based on currently available information, by $3.0 million or approximately 4.9%.  Of that amount, $2.6 million related to continuing operations and $0.4 million related to discontinued operations.  While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves.  There were no large or unusual settlements during the period.  As of December 31, 2008, the discounting of the policy periods resulted in a reduction to our reserves of $12.8 million.

We also determined during 2008 that the previous estimates for general and professional liabilities reserves for accident years prior to 2008 were overstated, based on currently available information, by $1.7 million or approximately 2.0%; all of which related to continuing operations.  There were no large or unusual settlements or significant new claims during the period. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by a decrease in our estimate of incurred but not reported claims. In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

Impairment of assets.

Goodwill and Accounting for Business Combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  Our goodwill included in our consolidated balance sheets as of December 31, 2008 and 2007 was $326.8 and $324.3 million, respectively.  The increase in our goodwill during 2008 was primarily the result of a hospice acquisition in our Inpatient Services segment.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) establishes the rules for the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; however, they are subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values.  We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed for significant acquisitions.  Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

Pursuant to SFAS No. 142, we perform our annual goodwill impairment analysis during the fourth quarter of each year.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at one level below our segment level.  We determined impairment by comparing the net assets of each reporting unit to their respective fair values. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.  Based on the analysis performed, we determined there was no goodwill impairment for the years ended December 31, 2008, 2007 or 2006.

During 2008, we determined that the valuation allowance for net deferred tax assets related to our recent acquisitions should be reduced by $1.2 million, which decreased goodwill.

Indefinite Lived Intangibles

Our indefinite lived intangibles primarily consist of values assigned to CONs obtained through our recent acquisition of Harborside.

Pursuant to SFAS No. 142, we evaluate the recoverability of our indefinite lived intangibles, which are principally CONs, by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place.   We determined there was no impairment charge to our indefinite lived intangibles for the years ended December 31, 2008, 2007 or 2006.

Finite Lived Intangibles

Our finite lived intangibles include tradenames (principally recognized with the Harborside acquisition), favorable lease intangibles, deferred financing costs, customer contracts and various licenses.

Pursuant to SFAS No. 142, we evaluate the recoverability of our finite lived intangibles if an impairment indicator is present.  As there were no such indicators, we determined there was no impairment of our finite lived intangibles for the years ended December 31, 2008, 2007 or 2006.

Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), addresses financial accounting and reporting for the impairment of long-lived assets (other than goodwill and indefinite lived intangibles) and for long-lived assets to be disposed of. SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts at each center. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present.  We determined there was no impairment to our long-lived assets used in continuing operations for the years ended December 31, 2008, 2007, and 2006.

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

In evaluating the need to record or continue to reflect a valuation allowance, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of taxable losses) are considered.  In determining future sources of taxable income, we use management-approved budgets and projections of future operating results for an appropriate number of future periods, taking into consideration our history of operating results, taxable income and losses, etc.  This future taxable income is then used, along with all other items of positive and negative evidence, to determine the amount of valuation allowance that is needed, and whether any amount of such allowance should be reversed.

Because of our emergence from bankruptcy on February 28, 2002 (and the resulting implementation of fresh-start accounting), and two significant acquisitions in 2005 and 2007, it is necessary to trace the sources of deferred tax assets and the related valuation allowance to determine the impact of any valuation allowance reversal.  In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, any reduction in the valuation allowance established in fresh-start accounting will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Per SFAS No. 109, any reduction in the valuation allowance recorded in purchase accounting will first reduce any goodwill related to the acquisitions, then other noncurrent intangible assets related to the acquisitions, and finally income tax expense.

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

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of SFAS No. 109.  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  We reserve for our uncertain tax positions, and we adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of the statute of limitations.

Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. SFAS No. 157 effectively defines fair value for

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

purposes of accounting principles generally accepted in the United States and expands disclosures of fair value measurements. SFAS No. 157 changed the underlying methodology of establishing fair value for financial instruments, including our interest rate swap agreements (see Note 3 – “Loan Agreements” and Note 11 – “Fair Value of Financial Instruments”). We adopted SFAS No. 157 as of January 1, 2008 only for financial assets and financial liabilities. There was no material impact on our financial condition, results of operations or cash flows upon adoption of SFAS No. 157, as modified by FSP FAS 157-3.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.
In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends SFAS No. 142 regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on our financial condition, results of operations or cash flows; however, it could impact future transactions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not impact our financial condition, results of operations or cash flows as we have elected not to apply its provisions.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations.  SFAS No. 141(R) retains the fundamental requirements set forth by SFAS No. 141, Business Combinations (“SFAS No. 141”), specifically that the acquisition method of accounting be used for all business combinations and that an acquirer be identified.  However, SFAS No. 141(R) is broader in scope than its predecessor in that the acquisition method of accounting will now be applied not only to business combinations in which control was obtained by transferring consideration, but to all transactions and other events in which one entity obtains control over one or more businesses.  SFAS No. 141(R) requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by SFAS No. 141.  Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be expensed as incurred.  SFAS No. 141(R) is effective for acquisitions consummated on or after January 1, 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), also

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

issued in December 2007, requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective beginning January 1, 2009. As of December 31, 2008, we do not anticipate that the adoption of SFAS No. 160 will have a material impact on our financial condition, results of operations or cash flows.

Impact of Inflation

CMS implemented market basket increases of 3.4%, 3.3%, and 3.1% to the Medicare reimbursement rates for Federal fiscal years 2008, 2007, and 2006, respectively, which increases were primarily intended to keep track with inflation. If our future reimbursement rates do not increase commensurate with the rate of inflation, then our income from continuing operations would be adversely affected because our centers are generally unable to reduce their costs of providing care.

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

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008 (1)	2007 (1)
	(Dollars in thousands)
Long-term Debt:
Fixed rate debt(2)	$8,899	$13,869	$16,654	$23,691	$7,118	$429,580	$499,811	$442,992	$428,428
Rate	7.7%	8.3%	8.0%	6.5%	8.4%	8.0%
Variable rate debt	$8,966	$2,434	$26,562	$1,999	$1,999	$183,373	$225,333	$202,442	$248,128
Rate	5.0%	4.2%	5.1%	4.0%	4.0%	4.0%

Interest rate swap:
Variable to fixed	$150,000	$150,000	-	-	-	-		$(7,644)	$(4,005)
Average pay rate	4.8%	4.8%	-	-	-	-
Average receive rate	3.5%	3.5%	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.
(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

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

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears in this Annual Report.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 9B.  Other Information

At a meeting on February 20, 2009, the Compensation Committee of our Board of Directors approved an amended Executive Bonus Plan (the “Plan”) that includes a formula for the annual incentive opportunity for each of Sun’s senior executive officers.  The Plan continues to provide that incentive compensation will be determined by the achievement of a financial performance target, and for some officers, the Company’s achievement of a quality of care target.  The target bonuses for 2009 have been increased to 80% of base salary for William A. Mathies, President and Chief Operating Officer of SunBridge, and to 95% for Richard K. Matros, our Chairman and Chief Executive Officer.    Other target bonuses, as a percentage of base salary, remain the same as in 2008.

In addition, the Plan contains a recoupment provision whereby each officer subject to the Plan is required to repay all or a portion of his or her bonus if each of the following circumstances occur:   1) the calculation of the financial performance target was based on financial statements that were subsequently the subject of an accounting restatement due to noncompliance with any financial reporting requirement under the securities laws; 2) fraud or intentional misconduct was a significant contributing factor to the noncompliance; and 3) the restated financial statements are issued and completed prior to the issuance and completion of financial statements for the third fiscal year following the year for which the incentive bonus was paid.  Only such amount of the bonus that exceeds the amount that would have been payable based on the restated financial statements, net of applicable tax liability, is required to be repaid by an officer.

A copy of the Plan is attached hereto as Exhibit 10.12.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2009.

Item 11.  Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2009.

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	(1)	The following consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:

		Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2008 and 2007

		Consolidated Income Statements for the years ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

		Notes to Consolidated Financial Statements

	(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(a)(2) below:

		Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

		All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(1)	Agreement and Plan of Merger dated October 19, 2006 by and among Sun Healthcare Group, Inc., Horizon Merger, Inc. and Harborside Healthcare Corporation

3.1(2)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended

3.2(3)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1(4)	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.2(5)	Form of Warrant issued by Sun Healthcare Group, Inc. in February 2004 to each of the purchasers named on the list of purchasers attached thereto

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

4.3(5)	Form of Registration Rights Agreement dated February 2004 between Sun Healthcare Group, Inc. and the purchasers named on the list of purchasers attached thereto

4.4(6)	Indenture, dated as of April 12, 2007, between the Sun Healthcare Group, Inc., the subsidiaries of Sun Healthcare Group, Inc., named therein and Wells Fargo Bank, National Association, as Trustee

4.4.1(7)
First Supplemental Indenture, dated as of April 19, 2007, among Sun Healthcare Group, Inc., Harborside, certain subsidiaries of Harborside named therein and Wells Fargo Bank, National Association, as Trustee

4.4.2*
Second Supplemental Indenture, dated as of October 31, 2008, among Sun Healthcare Group, Inc., Harborside, certain subsidiaries of Harborside named therein and Wells Fargo Bank, National Association, as Trustee

4.5(6)
Registration Rights Agreement, dated April 12, 2007, among Sun Healthcare Group, Inc., the subsidiaries of Sun Healthcare Group, Inc. named therein and the Initial Purchasers of the Notes issued pursuant to the above described Indenture.

4.5.1(7)
Joinder to the Registration Rights Agreement, dated April 19, 2007, among Harborside, the subsidiaries of Harborside named therein and the Initial Purchasers of the Notes issued pursuant to the above described Indenture.

4.6(6)	Escrow Agreement, dated as of April 12, 2007, between the Company and Wells Fargo Bank, National Association, as Escrow Agent

4.7
The Registrant has instruments that define the rights of holders of long-term debt that are not being filed herewith, in reliance upon Item 601(b)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments

10.1(7)	Credit Agreement, dated as of April 19, 2007, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

10.2(8)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3*+	Amended and Restated 2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3.1*+	Form of Stock Option Agreement

10.3.2*+	Form of Stock Unit Agreement for employees

10.3.3*+	Form of Stock Unit Agreement for non-employee directors

10.4*+	Non-employee Directors Stock-for-Fees Program and Payment Election Form

10.5(9)+	Peak Medical Corporation 1998 Stock Incentive Plan

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.6*+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Richard Matros dated as of December 17, 2008

10.7*+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of December 17, 2008

10.8*+	Amended and Restated Employment Agreement by and between Sun Health Specialty Services, Inc. and William A. Mathies dated as of December 17, 2008

10.9*+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Michael Newman dated as of December 17, 2008

10.10*+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker dated as of December 17, 2008

10.11(10)+	Director Compensation Policy of Sun Healthcare Group, Inc. adopted as of March 18, 2008

10.12*+	Executive Bonus Plan

10.13(11)
Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated February 1, 2008

10.13.1*
First Amendment to Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated August 26, 2008

10.13.2*
Second Amendment to Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated February 26, 2009

14.1(2)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

31.2*	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.2*	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer
_______________

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

*      Filed herewith.

+      Designates a management compensation plan, contract or arrangement

(1)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006
(2)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004
(3)	Incorporated by reference from exhibits to our Form 8-K filed on December 27, 2007
(4)	Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002
(5)	Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004
(6)	Incorporated by reference from exhibits to our Form 8-K filed on April 18, 2007
(7)	Incorporated by reference from exhibits to our Form 8-K filed on April 25, 2007
(8)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002
(9)	Incorporated by reference from exhibits to our Form 8-K filed on January 9, 2006
(10)	Incorporated by reference from exhibits to our Form 8-K filed on April 3, 2008
(11)	Incorporated by reference from exhibits to our Form 10-K filed on March 7 , 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Chief Financial Officer

March 3, 2009

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 3, 2009 in the capacities indicated.

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
Milton J. Walters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2008

Page

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-2 – F-3

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets	F-5 – F-6
As of December 31, 2008 and 2007

Consolidated Income Statements	F-7
For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income	F-8
For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows	F-9 – F-10
For the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements	F-11 – F-58

Supplementary Data (Unaudited) - Quarterly Financial Data	1 - 3

Schedule II - Valuation and Qualifying Accounts	4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sun Healthcare Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Irvine, California
March 3, 2009

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheet of Sun Healthcare Group, Inc. (the Company) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Healthcare Group, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 10 to the consolidated financial statements, effective January 1, 2007, the Company has changed its method of accounting for uncertain tax positions. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating misstatements effective for the fiscal years ending after November 15, 2006, to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

/s/ Ernst & Young LLP

Dallas, Texas
March 5, 2008,
except for Notes 1 and 8(b), as to which the date is
March 3, 2009

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	December 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$92,153	$55,832
Restricted cash	34,676	37,365
Accounts receivable, net of allowance for doubtful accounts of $44,830
and $42,144 at December 31, 2008 and 2007, respectively	202,138	188,882
Prepaid expenses and other assets	21,456	13,290
Assets held for sale	3,654	9,924
Deferred tax assets	57,261	35,354

Total current assets	411,338	340,647

Property and equipment, net of accumulated depreciation and amortization
of $114,415 and $77,028 at December 31, 2008 and 2007, respectively	603,645	585,972
Intangible assets, net of accumulated amortization of $13,292 and $6,729 at
December 31, 2008 and 2007, respectively	54,388	57,044
Goodwill	326,808	324,277
Restricted cash, non-current	3,303	3,829
Deferred tax assets	134,807	51,892
Other assets	5,562	10,165
Total assets	$1,539,851	$1,373,826

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	December 31, 2008	December 31, 2007
Current liabilities:
Accounts payable	$62,000	$52,836
Accrued compensation and benefits	60,660	61,956
Accrued self-insurance obligations, current portion	45,293	48,646
Income taxes payable	-	3,000
Liabilities held for sale	-	3,181
Other accrued liabilities	53,374	58,002
Current portion of long-term debt and capital lease obligations	17,865	29,305

Total current liabilities	239,192	256,926

Accrued self-insurance obligations, net of current portion	114,557	106,534
Long-term debt and capital lease obligations, net of current portion	707,976	699,963
Unfavorable lease obligations, net of accumulated amortization of
$13,599 and $13,799 at December 31, 2008 and 2007, respectively	15,514	18,960
Other long-term liabilities	57,454	44,717

Total liabilities	1,134,693	1,127,100

Commitments and contingencies (Note 9)

Minority interest	1,449	470

Stockholders' equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, zero shares issued and outstanding as of
December 31, 2008 and 2007	-	-
Common stock of $.01 par value, authorized 125,000,000
shares, 43,544,765 shares issued and outstanding
as of December 31, 2008 and 43,016,042 shares issued
and outstanding as of December 31, 2007	435	430
Additional paid-in capital	650,543	600,199
Accumulated deficit	(242,683)	(351,970)
Accumulated other comprehensive loss, net	(4,586)	(2,403)
Total stockholders' equity	403,709	246,256
Total liabilities and stockholders' equity	$1,539,851	$1,373,826

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006

Total net revenues	$1,824,184	$1,558,276	$983,172
Costs and expenses:
Operating salaries and benefits	1,029,279	888,370	572,783
Self-insurance for workers' compensation and general
and professional liability insurance	59,715	44,535	30,874
Operating administrative expenses	51,171	39,950	27,985
Other operating costs	373,238	319,133	194,477
Center rent expense	73,764	70,532	51,529
General and administrative expenses	62,302	64,835	49,857
Depreciation and amortization	40,355	31,221	14,579
Provision for losses on accounts receivable	14,108	8,983	10,542
Interest, net of interest income of $1,781, $3,259, and $720, respectively	54,603	44,347	18,179
(Gain) loss on sale of assets, net	(977)	23	172
Loss on extinguishment of debt	-	3,173	-
Loss on contract or lease termination	-	-	975
Total costs and expenses	1,757,558	1,515,102	971,952

Income before income taxes and discontinued operations	66,626	43,174	11,220
Income tax benefit	(47,348)	(10,914)	(214)
Income from continuing operations	113,974	54,088	11,434

Discontinued operations:
(Loss) income from discontinued operations	(1,686)	3,622	8,480
(Loss) gain on disposal of discontinued operations, net of related
tax benefit of $1,949, $0 and $0, respectively	(3,001)	(200)	7,204
(Loss) income from discontinued operations	(4,687)	3,422	15,684

Net income	$109,287	$57,510	$27,118

Basic earnings per common and common equivalent share:
Income from continuing operations	$2.63	$1.28	$0.36
(Loss) income from discontinued operations, net	(0.11)	0.08	0.50
Net income	$2.52	$1.36	$0.86

Diluted earnings per common and common equivalent share:
Income from continuing operations	$2.59	$1.25	$0.36
(Loss) income from discontinued operations, net	(0.10)	0.08	0.49
Net income	$2.49	$1.33	$0.85

Weighted average number of common and common equivalent
shares outstanding:
Basic	43,331	42,350	31,638
Diluted	43,963	43,390	31,788

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,

	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Issued and outstanding at beginning of period	43,016	$430	42,890	$429	31,144	$311
Retirement of common stock	-	-	(160)	(2)	-	-
Issuance of common stock	529	5	286	3	11,746	118
Common stock issued and outstanding at
end of period	43,545	435	43,016	430	42,890	429

Additional paid-in capital
Balance at beginning of period		600,199		553,275		428,383
Issuance of common stock in excess of par value		2,488		1,619		123,977
Stock based compensation expense		5,270		-		-
Retirement of common stock		-		(2,647)		-
Realization of pre-emergence tax benefits		43,093		45,587		-
Other		(507)		2,365		915
Additional paid-in capital at end of period		650,543		600,199		553,275

Accumulated deficit
Balance at beginning of period		(351,970)		(409,480)		(431,498)
Cumulative effect adjustment pursuant
to adoption of SAB No. 108		-		-		(5,100)
Net income		109,287		57,510		27,118
Accumulated deficit at end of period		(242,683)		(351,970)		(409,480)

Accumulated other comprehensive loss
Balance at beginning of period		(2,403)		-		-
Other comprehensive loss from cash flow hedge, net of related tax benefit of $3,058 and $1,602		(2,183)		(2,403)		-
Accumulated other comprehensive loss at end of period		(4,586)		(2,403)		-
Total		403,709		246,256		144,224

Common stock in treasury
Common stock in treasury at beginning of period	-	-	10	(91)	10	(91)
Shares reacquired	-	-	150	(2,558)	-	-
Retirement of common stock in treasury	-	-	(160)	2,649	-	-
Common stock in treasury at end of period	-	-	-	-	10	(91)

Total stockholders' equity		$403,709		$246,256		$144,133

Comprehensive Income:

Net income		$109,287		$57,510		$27,118
Other comprehensive loss from cash flow hedge, net of related tax benefit of $3,058 and $1,602		(2,183)		(2,403)		-
Comprehensive Income		$107,104		$55,107		$27,118

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$109,287	$57,510	$27,118
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	40,614	31,801	16,391
Amortization of favorable and unfavorable lease intangibles	(1,879)	(1,315)	(813)
Provision for losses on accounts receivable	15,283	10,345	12,781
Loss (gain) on sale of assets, including discontinued operations, net	2,151	224	(7,032)
Impairment charge for discontinued operation	1,800	-	-
Stock-based compensation expense	5,270	3,678	2,326
Deferred taxes	(51,128)	(33,581)	-
Loss on extinguishment of debt	-	3,173	-
Minority interest	979	100	-
Transaction costs and other, net	(10)	(866)	69
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,654)	(9,899)	(17,269)
Restricted cash	3,215	2,497	(1,286)
Prepaid expenses and other assets	(4,213)	16,127	(1,297)
Accounts payable	4,032	(17,266)	(1,148)
Accrued compensation and benefits	(2,367)	14,486	1,342
Accrued self-insurance obligations	4,773	(12,108)	(16,946)
Income taxes payable	(1,806)	4,779	2,946
Other accrued liabilities	(12,201)	3,615	(9,096)
Other long-term liabilities	5,688	10,537	1,733
Net cash provided by operating activities	87,834	83,837	9,819

Cash flows from investing activities:
Capital expenditures	(42,543)	(33,450)	(22,158)
Purchase of leased real estate	(8,956)	(56,462)	-
Proceeds from sale of assets held for sale	18,354	7,589	22,009
Acquisitions, net of cash acquired	(11,734)	(368,454)	(3,356)
Insurance proceeds received for damaged property	628	-	-
Other investing	-	-	988
Net cash used for investing activities	(44,251)	(450,777)	(2,517)

Cash flows from financing activities:
Net repayments under revolving credit facility	-	(9,994)	(693)
Borrowings under long-term debt and capital lease obligations	20,290	347,000	45,936
Principal repayments of long-term debt and capital lease obligations	(29,627)	(54,509)	(59,344)
Net proceeds from issuance of common stock	2,493	1,459	122,240
Release of cash collateral	-	25,640	-
Distribution of partnership equity and minority interest	(418)	(714)	(147)
Deferred financing costs	-	(18,045)	-
Net cash (used for) provided by financing activities	(7,262)	290,837	107,992

Net increase (decrease) in cash and cash equivalents	36,321	(76,103)	115,294
Cash and cash equivalents at beginning of period	55,832	131,935	16,641
Cash and cash equivalents at end of period	$92,153	$55,832	$131,935
Supplemental disclosure of cash flow information:
Interest payments	$52,208	$35,346	$12,316
Capitalized interest	$447	$442	$202
Income taxes paid (refunded), net	$2,231	$1,780	$(2,215)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Supplemental Disclosures of Non-Cash Investing and Financing Activities

For the year ended December 31, 2008, stockholders’ equity increased by $43,093 due to a change in the valuation allowance for deferred tax assets and income tax payable attributable to fresh-start accounting and business combinations (see Note 10 – “Income Taxes”).  Capital lease obligations of $575 were incurred in 2008 when we entered into new equipment and vehicle leases.

For the year ended December 31, 2007, in connection with the purchase of leased real estate, we assumed mortgages payable of $29,825 and reduced notes receivable by $7,487.  See Note 6 – “Acquisitions” for non-cash activity related to the Harborside acquisition.  Capital lease obligations of $1,693 were incurred in 2007 when we entered into new equipment and vehicle leases.  Stockholders’ equity increased by $45,587 due to a change in the valuation allowance for deferred tax assets attributable to fresh-start accounting and business combinations (see Note 10 – “Income Taxes”).

For the year ended December 31, 2006, a capital lease obligation of $11,200 was converted in 2006 to an operating lease. Capital lease obligations of $2,509 were incurred in 2006 when we entered into new equipment leases.  Cash and cash equivalents at December 31, 2006 includes $101.9 million in remaining proceeds received from the equity offering in December, 2006.  See Note 2 – “Significant Accounting Policies” for non-cash activity related to the adoption of SAB No. 108.  See Note 6 – “Acquisitions” for non-cash activity related to finalization of accounting for Peak acquisition.

See accompanying notes

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

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

Business

Our subsidiaries provide long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 207 healthcare facilities in 25 states as of December 31, 2008.

Comparability of Financial Information

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires reclassification of the results of operations of subsequent divestitures for all periods presented to discontinued operations within the Consolidated Statement of Income.

(2)  Summary of Significant Accounting Policies

(a)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts and notes receivable, self-insurance obligations, goodwill and other intangible assets, allowances for deferred tax assets and loss accruals.  Actual results could differ from those estimates.

(b)  Principles of Consolidation

Our consolidated financial statements include the accounts of our subsidiaries in which we own more than 50% of the voting interest. Investments of companies in which we own between 20% - 50% of the voting interests and have significant influence were accounted for using the equity method, which records as income an ownership percentage of the reported income of the subsidiary.  Investments in companies in which we own less than 20% of the voting interests and do not have significant influence are carried at cost. All significant intersegment accounts and transactions have been eliminated in consolidation.

(c)  Cash and Cash Equivalents

We consider all highly liquid, unrestricted investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at fair value.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

(d)  Restricted Cash

       Certain of our cash balances are restricted for specific purposes such as funding of self-insurance reserves, mortgage escrow requirements and capital expenditures on HUD-insured buildings (see Note 9 – “Commitments and Contingencies”).  These balances are presented separately from cash and cash equivalents on our consolidated balance sheets and are classified as a current asset when expected to be realized within the next year.  Restricted cash balances are stated at fair value.

(e)  Net Revenues

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

Revenues from Medicaid accounted for 40.0%, 41.4%, and 39.6% of our net revenue for the years ended December 31, 2008, 2007 and 2006, respectively.  Revenues from Medicare comprised 28.6%, 26.9%, and 24.9% of our net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

(f)  Accounts Receivable

Our accounts receivable relate to services provided by our various operating divisions to a variety of payors and customers. The primary payors for services provided in healthcare centers that we operate are the Medicare program and the various state Medicaid programs. Our rehabilitation therapy service operations provide services to patients in unaffiliated healthcare centers. The billings for those services are submitted to the unaffiliated centers. Many of the unaffiliated healthcare centers receive a large majority of their revenues from the Medicare program and the state Medicaid programs.

Estimated provisions for losses on accounts receivable are recorded each period as an expense in the income statement.  In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry and economic conditions.  Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.  In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a semi-annual basis.

The allowance for doubtful accounts related to centers that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and is recorded in gain or loss on disposal of discontinued operations.  As collections are realized, the allowance is adjusted as appropriate. As of December 31, 2008 and 2007, accounts receivable for divested operations were significantly reserved.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

(g)  Property and Equipment

Property and equipment are stated at historical cost. Property and equipment held under capital lease are stated at the net present value of future minimum lease payments and their amortization is included in depreciation expense.  Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements – five to forty years; leasehold improvements - the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - three to twenty years. Under SFAS No. 144, we subject our long-lived assets to an impairment test if an indicator of potential impairment is present. (See Note 7 – “Goodwill, Intangible Assets and Long-Lived Assets.”)

(h)  Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and intangible assets with indefinite lives. Consequently, we subject them at a minimum to annual impairment tests. Intangible assets with definite lives are amortized over their estimated useful lives. (See Note 7 – “Goodwill, Intangible Assets and Long-Lived Assets.”)

(i) Insurance

We self-insure for certain insurable risks, including general and professional liabilities, workers' compensation liabilities and employee health insurance liabilities, through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, and future payments may differ materially than the estimated reserves.

(j)  Stock-Based Compensation

We follow the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

(k)  Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), an asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss, capital loss and tax credit carryforwards.  A valuation allowance is to be provided for the net deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

In evaluating the need to record or continue to reflect a valuation allowance, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of taxable losses) are considered.  In determining future sources of taxable income, we use management-approved budgets and projections of future operating results for an appropriate number of future periods, taking into consideration our history of operating results, taxable income and losses, etc.  This future taxable income is then used, along with all other items of positive and negative evidence, to determine the amount of valuation allowance that is needed, and whether any amount of such allowance should be reversed.

Upon our emergence from Chapter 11 bankruptcy proceedings in February 2002, we adopted the fresh-start accounting provisions of Statement of Position 90–7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Because of our emergence from bankruptcy and the resulting implementation of fresh-start accounting, and our two significant acquisitions in 2005 and 2007, it is necessary to trace the sources of deferred tax assets and the related valuation allowance to determine the impact of any valuation allowance reversal.  In accordance with SOP 90-7, any reduction in the valuation allowance established in fresh-start accounting will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  Per SFAS No. 109, any reduction in the valuation allowance recorded in purchase accounting will first reduce any goodwill related to the acquisitions, then other noncurrent intangible assets related to the acquisitions, and finally income tax expense.

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

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of SFAS No. 109.  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  We reserve for our uncertain tax positions, and we adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.

(l)  Net Income Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the years ended December 31, 2008, 2007 and 2006 includes all the common shares that are presently outstanding and the common shares issued as common stock awards and exclude non-vested restricted stock.  (See Note 12 – “Capital Stock.”)

The diluted calculation of income per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock, using the treasury stock method (see Note 12 – “Capital Stock). However, in periods of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

losses from continuing operations, diluted net income per common share is based upon the weighted average number of common shares outstanding.

(m)  Discontinued Operations and Assets Held for Sale

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

(n)  Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2008 financial statement presentation.  Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2007 (see Note 8 – “Discontinued Operations”) for all periods presented to discontinued operations within the Income Statement, in accordance with accounting principles generally accepted in the United States.

(o)  Cumulative Effect Adjustment Pursuant to Adoption of SAB No. 108

 In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement.  SAB No. 108 requires an approach that considers the amount by which the current year Consolidated Statement of Operations is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year Consolidated Balance Sheet is misstated (“iron curtain approach”).  Prior to the issuance of SAB No. 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements.  Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

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

Subsequent to the completion of the financial statement close process, we determined that certain lease rate escalation clauses that effectively provided for annual CPI adjustments, had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal periods ended December 31, 2002 through 2005. Such escalators were recorded as center rent expense in the period that they became effective. We have concluded that we should have been using a straight-line method for leases that depend on existing indexes or rates.  In accordance with the transition provisions of SAB No. 108, we recorded a $5.1 million cumulative effect adjustment to retained earnings and an offsetting amount to long-term deferred rent as of January 1, 2006. In addition, we recognized an additional $2.5 million of center rent expense in 2006 related to the application of the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

straight line methodology to certain leases with rent escalators.  These adjustments are scheduled to reverse in future periods beginning in 2010.  As described in Note 10 – “Income Taxes”, these adjustments resulted in a $72,000 reduction in the tax provision for continuing operations, and no net effect on our deferred tax assets since such assets were fully offset by a valuation allowance.

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

(p)  Interest Rate Swap Agreements

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”).  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive loss.  Ineffectiveness, if any, would be recognized in earnings.

(q)  Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position FAS No. 157-3, Fair Value Measurements (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. SFAS No. 157 effectively defines fair value for purposes of accounting principles generally accepted in the United States and expands disclosures of fair value measurements. SFAS No. 157 changes the underlying methodology of establishing fair value for financial instruments, including our interest rate swap agreements (see Note 3 – “Loan Agreements” and Note 11 – “Fair Value of Financial Instruments”). We adopted SFAS No. 157 as of January 1, 2008 only for financial assets and financial liabilities. There was no material impact on our financial condition, results of operations or cash flows upon adoption of SFAS No. 157, as modified by FSP FAS 157-3.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends SFAS No. 142 regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on our results of operations, cash flows or financial positions; however, it could impact future transactions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not impact our results of operations as we have elected not to apply its provisions.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which is intended to improve the relevance, representational faithfulness and comparability of information provided in financial reports about business combinations.  SFAS No. 141(R) retains the fundamental requirements set forth by SFAS No. 141, Business Combinations (“SFAS No. 141”), specifically that the acquisition method of accounting be used for all business combinations and that an acquirer be identified.  However, SFAS No. 141(R) is broader in scope than its predecessor in that the acquisition method of accounting will now be applied not only to business combinations in which control was obtained by transferring consideration, but to all transactions and other events in which one entity obtains control over one or more businesses.  SFAS No. 141(R) requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition, effectively eliminating the practice of allocating costs to assets acquired and liabilities assumed based on their estimated fair values as stipulated by SFAS No. 141.  Costs incurred to effect the acquisition, previously considered in the aforementioned cost-allocation process, are to be expensed as incurred.  SFAS No. 141(R) is effective for acquisitions consummated on or after January 1, 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), also issued in December 2007, requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective beginning January 1, 2009. As of December 31, 2008, we do not anticipate that the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008
(3)  Loan Agreements

In April 2007 we issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 16 – “Summarized Consolidating Information.”)

In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”) in connection with our acquisition of Harborside (see Note 6 – “Acquisition”).  The new Credit Agreement provides for $365.0 million in term loans (of which $346.4 million was outstanding as of December 31, 2008), a $50.0 million revolving credit facility (undrawn at December 31, 2008) and a $70.0 million letter of credit facility ($57.9 million outstanding at December 31, 2008).  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. We were in compliance with these covenants as of December 31, 2008.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is collateralized by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.  We estimate that we will pay $5.9 million pursuant to this requirement in 2009.

We entered into interest rate swap agreements in July 2008 and July 2007 for interest rate risk management purposes.  The interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate.  These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The July 2008 agreement is based on a notional amount of $50.0 million and has a term of two

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

years. Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 3.65%.  The July 2007 agreement is based on a notional amount of $100.0 million and has a term of three years.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 5.388%.

The interest rate swap agreements qualify for hedge accounting treatment under SFAS No. 133 and have been designated as cash flow hedges.  Hedge effectiveness testing for the years ended December 31, 2008 and 2007 indicates that the swaps are highly effective hedges and as such, the derivative mark-to-market adjustment increased our other comprehensive loss by $4.6 million and $2.4 million, respectively, net of related tax benefit. We do not anticipate our 2008 other comprehensive loss to be reclassified into earnings within the next year.  Also, since the swaps are highly effective hedging arrangements, there is no amount related to hedging ineffectiveness to expense.

(4)  Long-Term Debt and Capital Lease Obligations

Our long-term debt and capital lease obligations consisted of the following as of December 31 (in thousands):
	2008	2007
Revolving loans	$-	$-
Mortgage notes payable due at various dates through 2037, interest at rates from 3.5% to 11.1%, collateralized by the carrying values of
various centers totaling approximately $200,000 (1)	178,142	177,712
Term loans	346,359	349,857
Senior subordinated notes	200,000	200,000
Capital leases	1,340	1,699
Total long-term obligations	725,841	729,268
Less amounts due within one year	(17,865)	(29,305)
Long-term obligations, net of current portion	$707,976	$699,963

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding premiums, as of December 31, 2008 were as follows (in thousands):

2009	$17,865
2010	16,304
2011	43,216
2012	25,690
2013	9,116
Thereafter	612,953
$725,144

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008
(5)  Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2008	2007
Land	$75,383	$75,163
Buildings and improvements	451,001	431,637
Equipment	106,410	88,045
Leasehold improvements	69,302	57,440
Construction in process(1)	15,964	10,715
Total	718,060	663,000
Less accumulated depreciation and amortization	(114,415)	(77,028)
Property and equipment, net	$603,645	$585,972

(1)	Capitalized interest associated with construction in process at December 31, 2008 is $0.2 million.

(6)  Acquisitions

Clipper

As of December 31, 2008, we owned 52.5% of the voting interest (15.5% in 2007) in nine entities (collectively known as “Clipper”), each of which owns one center that we operate in New Hampshire. Clipper's objective is to achieve rental income from the leasing of its centers. In April 2004, we entered into an agreement with the owners of the remaining interests in those nine entities.  That agreement granted us options, exercisable sequentially over a period of seven years, pursuant to which we can acquire 100% of the ownership of those nine entities for an aggregate amount of up to $10.3 million.  We have paid an aggregate option purchase price for the first four option exercises of $5.0 million through December 31, 2008, the last of which was exercised in 2008 to increase our ownership to greater than 50.0%.  The agreement also provides our partners the right to require us to purchase those ownership interests at the above described option prices.  These put rights can be exercised for any options that have come due but which were not exercised up to that point in time, but no later than December 31, 2010.  We have recognized the remaining option value as a liability in our consolidated balance sheet, of which $2.0 million is in other accrued liabilities and $3.2 million in other long-term liabilities as of December 31, 2008.  We have not recorded any minority interest associated with the 47.5% interest that we do not own since the partnerships' net equity was a deficit.

Prior to our ownership increasing over 50%, the Clipper entities were consolidated pursuant to the guidance provided by FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (“FIN No. 46(R)”).  FIN No. 46(R) provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). We had concluded that Clipper met the definition of a VIE because we have agreements with our partners granting us the option to acquire, and the right of the partners to put to us, 100% ownership of Clipper.

Hospice Company

On September 5, 2008, we acquired all membership interests in a limited liability company that conducts hospice operations in the State of New Jersey.  Its results of operations are included in the accompanying consolidated income

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

statements as of September 1, 2008.  Pro forma information, as required by SFAS No. 141, related to this acquisition is not provided because the impact on our consolidated financial position and results of operations is not significant.  The $7.7 million purchase price was funded through cash on-hand at the time of acquisition and allocated to the following fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$695
Property and equipment	7
Identifiable intangible assets	3,317
Goodwill	3,657
Other long-term assets	96
Total assets acquired	7,772

Debt assumed	(92)

Net assets acquired	$7,680

The identifiable intangible asset was for regulatory licensing for the state in which the hospice company operates. Its value was based upon incremental cash flows of the hospice company with licensing versus cash flows without the licensing in place. Actual cost data to acquire licensing was also a factor of the fair value determination and based on estimates from our experience in other states’ licensing approval processes.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because we believed the acquisition of the hospice company would create the following benefits:  (1) increase the scale of our operations, thus leveraging our corporate and regional infrastructure and (2) expand our hospice operations into a state in which we did not previously have a presence due to limitations with regulatory licensing.

Harborside

On April 19, 2007, we acquired Harborside, a privately-held healthcare company that operated 73 skilled nursing centers, one assisted living center and one independent living center with approximately 9,000 licensed beds in ten states, by purchasing all of the outstanding Harborside stock for $349.4 million.  In addition to the purchase price paid for Harborside, the former shareholders of Harborside are entitled to a distribution of cash in an amount equal to the future tax benefits realized by us from the deductibility of specified employee compensation and unamortized debt costs related to Harborside and which is included in other long-term liabilities. In connection with the acquisition of Harborside, we entered into the Credit Agreement. The proceeds from the Credit Agreement, plus cash on hand and the net proceeds from our issuance of the Notes, were used to purchase all of the outstanding stock of Harborside, refinance certain of the Harborside debt and replace our prior revolving credit facility. Harborside’s results of operations have been included in the consolidated financial statements since April 1, 2007.

The total purchase price of the Harborside acquisition is as follows (in thousands):

Cash consideration paid	$349,401
Refinanced debt obligations, net of associated transaction costs	219,270
Estimated direct transaction costs	17,238
$585,909

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

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

The application of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the effective acquisition date, with amounts exceeding fair values being recorded as goodwill.  The allocation process requires an analysis of acquired fixed assets, contracts, contractual commitments, legal contingencies and brand value to identify and record the fair value of assets acquired and liabilities assumed.  In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to:  future expected discounted cash flows for trade names and customer relationships; current replacement cost for similar capacity and obsolescence for certain fixed assets; comparable market rates for contractual obligations and certain investments, real estate, and liabilities; expected settlement amounts for litigation and contingencies, including self-insurance reserves; and appropriate discount rates and growth rates.  Other than for a contingent liability related to a litigation matter (see Note 13 – “Other Events”) and any payments related to third-party reimbursements as a result of the acquisition, the valuation of Harborside’s assets and liabilities, including intangibles and insurance reserves for general and professional and workers’ compensation liabilities, was completed during the fourth quarter of 2007.

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

DECEMBER 31, 2008

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

We identified $24.3 million in intangible assets in connection with the Harborside acquisition:  $11.0 million related to CONs, $13.0 million related to tradenames and the remaining $0.3 million related to deferred financing costs.  The $273.3 million in goodwill has been assigned to the Inpatient Services segment and none of the goodwill is expected to be deductible for tax purposes.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

The following unaudited summarized pro forma results of operations for the year ended December 31, 2007 and 2006 assume that the Harborside acquisition occurred at the beginning of the period.  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in thousands, except per share data):

	For the Year Ended
	December 31,
	2007	2006
	(pro forma)	(pro forma)

Revenues	$1,719,176	$1,619,424
Costs and expenses:
Operating costs	1,512,087	1,439,722
Center rent expense	77,486	80,806
Depreciation and amortization	35,922	32,184
Interest, net	48,940	33,336
Non-operating costs	3,196	1,148
Total costs and expenses	1,677,631	1,587,196

Income before income taxes and
discontinued operations	41,545	32,228
Income tax (benefit) expense	(11,734)	4,245
Income from continuing operations	53,279	27,983
Income from discontinued
operations, net	2,365	12,026
Net income	$55,644	$40,009

Earnings per share:
Basic:
Income from continuing operations	$1.26	$0.88
Net income	$1.31	$1.26

Diluted:
Income from continuing operations	$1.23	$0.88
Net income	$1.28	$1.26

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

DECEMBER 31, 2008

(7)  Goodwill, Intangible Assets and Long-Lived Assets

(a)  Goodwill

The following table provides information regarding our goodwill, which is included in the accompanying consolidated balance sheets at December 31 (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing
	Services	Services	Services	Consolidated

Balance as of January 1, 2007	$50,045	$-	$5,047	$55,092

Goodwill acquired	273,316	-	-	273,316
Purchase price adjustments for prior
year acquisitions	(3,644)	-	-	(3,644)
Goodwill written off related to sale	-	-	(487)	(487)
Balance as of December 31, 2007	319,717	-	4,560	324,277

Goodwill acquired	3,657	75	-	3,732
Purchase price adjustments for prior
year acquisitions	(1,201)	-	-	(1,201)

Balance as of December 31, 2008	$322,173	$75	$4,560	$326,808

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

(b)  Intangible Assets

The following table provides information regarding our intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in thousands):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total
Finite-lived Intangibles:
Favorable lease intangibles:
2008	$11,653	$2,995	$8,658
2007	11,742	1,846	9,896
Deferred financing costs:
2008	$24,263	$5,902	$18,361
2007	23,749	2,605	21,144
Management and customer contracts:
2008	$3,334	$1,501	$1,833
2007	3,334	1,024	2,310
Tradenames:
2008	$13,119	$2,894	$10,225
2007	13,109	1,254	11,855

Indefinite-lived Intangibles:
Certificates of need:
2008	$11,243	$-	$11,243
2007	11,253	-	11,253
Other intangible assets:
2008	$4,068	$-	$4,068
2007	586	-	586

Total Intangible Assets:
2008	$67,680	$13,292	$54,388
2007	63,773	6,729	57,044

Unfavorable Lease Obligations:
2008	$29,113	$13,599	$15,514
2007	32,759	13,799	18,960
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

The net amount recorded to amortization was as follows for the years ended December 31 (in thousands):

	2008	2007	2006

Amortization expense	$7,410	$6,241	$1,929
Amortization of unfavorable
and favorable lease intangibles, net
included in rent expense	(1,879)	(1,315)	(813)
Amortization of deferred financing
costs, included in interest expense	(3,362)	(3,218)	(693)
	$2,169	$1,708	$423

Total estimated amortization expense (credit) for our intangible assets for the next five years is as follows (in thousands):

	Expense	Credit	Net

2009	$6,653	$(2,859)	$3,794
2010	6,438	(2,848)	3,590
2011	6,090	(2,972)	3,118
2012	5,946	(2,703)	3,243
2013	5,433	(2,382)	3,051

The weighted-average amortization period for lease intangibles is approximately six years at December 31, 2008.

(c)  Impairment of Intangible Assets

Goodwill

Pursuant to SFAS No. 142, we perform our annual goodwill impairment analysis during the fourth quarter of each year.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at one level below our segment level.  We determined impairment by comparing the net assets of each reporting unit to their respective fair values. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.  Based on the analysis performed, we determined there was no goodwill impairment for the years ended December 31, 2008, 2007 or 2006.

During 2008, we determined that the valuation allowance for net deferred tax assets related to our recent acquisitions should be reduced by $1.2 million, which decreased goodwill.  During 2007, we determined that $3.8 million of the valuation allowance for net deferred tax assets established in purchase accounting for prior years’ acquisitions should be reversed, which decreased goodwill.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Indefinite Lived Intangibles

Our indefinite lived intangibles consist primarily of values assigned to CONs obtained through our acquisition of Harborside.

Pursuant to SFAS No. 142, we evaluate the recoverability of our indefinite lived intangibles, which are principally CONs, by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place.   We determined there was no impairment charge to our indefinite lived intangibles for the years ended December 31, 2008, 2007 or 2006.

During 2007, we determined that a portion of the income tax payable balance established in fresh-start accounting could be offset by NOL carrybacks.  We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded.  Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $2.1 million, which consisted primarily of trademarks.  (See Note 10 – “Income Taxes.”)

Finite Lived Intangibles

Our finite lived intangibles include tradenames (principally recognized with the Harborside acquisition), favorable lease intangibles, deferred financing costs, customer contracts and various licenses.

Pursuant to SFAS No. 142, we evaluate the recoverability of our finite lived intangibles if an impairment indicator is present.  As there were no such indicators, we determined there was no impairment of our finite lived intangibles for the years ended December 31, 2008, 2007 or 2006.

During 2007, we determined that a portion of the income tax payable balance established in fresh-start could be offset by NOL carrybacks.  We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded.  Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $0.7 million, which consisted primarily of favorable lease intangibles.  (See Note 10 – “Income Taxes.”)

(d)  Impairment of Long-Lived Assets

SFAS No. 144 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts. In estimating the undiscounted cash flows for our impairment assessment, we primarily use our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs. In accordance with SFAS No. 144, we assess the need for an impairment write-down when such indicators of impairment are present.  We determined there was no impairment charges on long-lived assets used in continuing operations for the years ended December 31, 2008, 2007 or 2006.

(e)  Long Lived Assets to be Disposed Of

SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

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

(8)  Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale

(a)  Gain (Loss) on Sale of Assets, net of related taxes

We reported a $3.0 million net loss, $0.2 million net loss, and $7.2 million net gain for the years ended December 31, 2008, 2007, and 2006, respectively, primarily related to the disposals of assets associated with discontinued operations.

(b)  Discontinued Operations

In accordance with the provisions of SFAS No. 144, the results of operations of assets to be disposed of, disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

Inpatient Services: During 2008, we reclassified six skilled nursing centers into discontinued operations because they were divested, sold or qualified as assets held for sale. In the second quarter of 2008, we sold two hospitals that were classified as held for sale since 2007 for $10.1 million and recorded a net loss of $2.7 million. In the third quarter of 2008, we exercised an option to purchase a skilled nursing center in Indiana that was classified as held for sale since 2007 and simultaneously sold the asset for a net $0.4 million and recorded a net loss of $0.2 million.  In the third quarter of 2008, we also exercised options to purchase two skilled nursing centers in Oklahoma that were classified as held for sale and sold three skilled nursing centers in Oklahoma for $7.6 million and recorded a net loss of $0.9 million, and transferred operations of a leased skilled nursing center in Tennessee to an outside party. In the fourth quarter of 2008, we transferred operations of a leased skilled nursing center in Utah to an outside party.

During 2007, we reclassified two hospitals and one skilled nursing center into discontinued operations because they were divested, sold or qualified as assets held for sale. In the first quarter of 2007, we sold a skilled nursing center that was classified as held for sale since 2006 for $4.9 million and recorded a net loss of $0.5 million.

The two hospitals moved to discontinued operations in 2007 are part of a larger master lease agreement.  In 2008, the lessor sold the two hospitals to a third party and reduced the master lease’s rent charged to us.  However, the rent reduction was only a portion of the rent charged to us and we will continue to be responsible for the remainder.  Therefore, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we accrued a liability for continuing costs incurred without economic benefit upon disposal of the operation (i.e. the "cease-use" date).  The liability at December 31, 2008 was $6.0 million, $1.0 million of which is in current liabilities in the accompanying consolidated balance sheet.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Other: We also sold a subsidiary that provided adolescent rehabilitation and special education services.

(c)  Assets and Liabilities Held for Sale

As of December 31, 2008, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $2.8 million, primarily consisting of property and equipment and, (ii) an undeveloped parcel of land valued at $0.9 million, which is classified in our Corporate segment in our consolidated financial statements.  Disposal is expected to occur in 2009.

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

A summary of the discontinued operations for the years ended December 31 is as follows (in thousands):

	2008
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Total net revenues	$41,606	$-	$-	$17,888	$59,494
(Loss) income from discontinued operations, net (1)	$(1,472)	$(71)	$40	$(183)	$(1,686)
Loss on disposal of discontinued operations, net (2)	(2,246)	-	(47)	(708)	(3,001)
Loss on discontinued operations	$(3,718)	$(71)	$(7)	$(891)	$(4,687)

(1)  Net of related tax benefit of $1,125
(2)  Net of related tax benefit of $1,949

	2007
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Total net revenues	$76,114	$5,360	$2,941	$16,173	$100,588
Income (loss) from discontinued operations, net (1)	$5,802	$79	$(813)	$(1,446)	$3,622
(Loss) gain on disposal of discontinued operations, net (2)	(1,588)	1,550	(147)	(15)	(200)
Income (loss) on discontinued operations	$4,214	$1,629	$(960)	$(1,461)	$3,422

(1)  Net of related tax benefit of $653
(2)  Net of related tax expense of $0

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

	2006
	Inpatient	Laboratory/	Home
	Services	Radiology	Health	Other	Total

Total net revenues	$80,054	$15,255	$56,256	$16,587	$168,152
Income (loss) from discontinued operations, net (1)	$8,143	$(27)	$1,526	$(1,162)	$8,480
(Loss) gain on disposal of discontinued operations, net (2)	(3,549)	(212)	6,763	4,202	7,204
Income (loss) on discontinued operations	$4,594	$(239)	$8,289	$3,040	$15,684

(1)  Net of related tax expense of $945
(2)  Net of related tax expense of $0

(9)  Commitments and Contingencies

(a)  Lease Commitments

We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option (which could extend the terms of the leases by five to ten years), escalation clauses (primarily related to inflation) and provisions for payments by us of real estate taxes, insurance and maintenance costs. Leases with a fixed escalation are accounted for on a straight-line basis. Future minimum operating lease payments as of December 31, 2008 under real estate leases and non-cancelable equipment leases are as follows (in thousands):

2009	$90,010
2010	88,326
2011	84,482
2012	81,404
2013	76,622
Thereafter	157,258
Total minimum lease payments	$578,102

Center rent expense for continuing operations totaled $73.8 million, $70.5 million, and $51.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Center rent expense for discontinued operations for the years ended December 31, 2008, 2007 and 2006 was $4.4 million, $7.8 million, and $10.1 million, respectively.

(b)  Purchase Commitments

Our purchase obligations have been estimated assuming that we continue to operate the same number of centers in future periods.  The prices that we pay under our purchase commitments are subject to market risk.

We have an agreement establishing Medline Industries, Inc. (“Medline”) as the primary medical supply vendor through January 18, 2010 for all of the healthcare centers that we operate.  The agreement provides that the long-term care division shall purchase at least 90% of its medical supply products from Medline.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

We have an agreement establishing SYSCO Corporation (“SYSCO”) as our primary foodservice supply vendor through April 30, 2010 for all of our healthcare centers.  The agreement provides that the long-term care division shall purchase at least 80% of its foodservice supply products from SYSCO.

We have an agreement establishing Omnicare Pharmacy Services as the primary pharmacy services vendor through December 31, 2010 for all of the healthcare centers that we currently operate and acquire during the term of the agreement.

(c)  Insurance

Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims, which amounts we are responsible for funding, and we have maintained excess insurance policies for claims above those amounts. Since January 1, 2004, we have had self-funded policies for $5.0 million per claim. Operations that we acquired in 2007 and in 2005 utilized several different general and professional insurance programs.  We have added these operations to our general and professional liability programs.  Insurance coverage for punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions and our insurance coverages. There can be no assurance that we will not be liable for punitive damages awarded in litigation in which insurance coverage is not available.

With the exception of state-controlled workers’ compensation plans, our workers’ compensation risks are insured through high-retention insurance policies with third parties.

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers’ compensation reserves and general and professional liability reserves.  For both the workers’ compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods.  The foundation for each of these methods is our actual historical reported and/or paid loss data.  In cases where our historical data are not statistically credible, stable, or mature, we supplement our experience with industry benchmark reporting and payment patterns. The use of multiple methods tends to eliminate any biases that one particular method might have. The results of each of the methods are estimates of ultimate losses, which include the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported.  These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense are determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2008, we determined that the previous estimates for general and professional liability reserves for accident years prior to 2008 were overstated, based on currently available information, by $1.7 million or approximately 2.0%, all of which related to continuing operations.  There were no large or unusual settlements or significant new claims during the period. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by emergence of fewer than expected incurred but not reported claims.  In addition, we experienced more favorable settlement terms than anticipated when the reserves were established in a period of greater uncertainty.

We also determined during 2008 that the previous estimates for workers’ compensation reserves for accident

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

years prior to 2008 were understated, based on currently available information, by $3.0 million or approximately 4.9%.  Of that amount, $2.6 million related to continuing operations and $0.4 million related to discontinued operations.  There were no large or unusual settlements during the period.  The primary reason for the increase in prior period’s reserves was the result of increased claim costs for prior year cases. As of December 31, 2008, the discounting of the policy periods resulted in a reduction to our reserves of $12.8 million.

Activity in our insurance reserves as of and for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):
	Professional Liability	Workers’ Compensation	Total

Balance as of January 1, 2006	$86,454	$56,106	$142,560

Current year provision, continuing operations	24,816	17,712	42,528
Current year provision, discontinued operations	2,085	2,682	4,767
Prior year reserve adjustments, continuing operations	(8,863)	(2,790)	(11,653)
Prior year reserve adjustments, discontinued operations	(4,137)	(1,910)	(6,047)
Claims paid, continuing operations	(13,218)	(12,572)	(25,790)
Claims paid, discontinued operations	(8,874)	(5,548)	(14,422)
Amounts paid for administrative services and other	(3,185)	(4,641)	(7,826)
Reserve established through purchase accounting	-	2,482	2,482

Balance as of December 31, 2006	$75,078	$51,521	$126,599

Current year provision, continuing operations	28,412	24,721	53,133
Current year provision, discontinued operations	1,612	1,353	2,965
Prior year reserve adjustments, continuing operations	(6,605)	(1,994)	(8,599)
Prior year reserve adjustments, discontinued operations	(2,395)	(1,506)	(3,901)
Claims paid, continuing operations	(12,936)	(15,600)	(28,536)
Claims paid, discontinued operations	(8,547)	(4,850)	(13,397)
Amounts paid for administrative services and other	(6,124)	(6,558)	(12,682)
Reserve established through purchase accounting	17,796	14,352	32,148

Balance as of December 31, 2007	$86,291	$61,439	$147,730

Current year provision, continuing operations	29,461	29,354	58,815
Current year provision, discontinued operations	783	833	1,616
Prior year reserve adjustments, continuing operations	(1,700)	2,600	900
Prior year reserve adjustments, discontinued operations	(20)	400	380
Claims paid, continuing operations	(20,343)	(18,499)	(38,842)
Claims paid, discontinued operations	(3,755)	(3,674)	(7,429)
Amounts paid for administrative services and other	(3,435)	(5,865)	(9,300)

Balance as of December 31, 2008	$87,282	$66,588	$153,870

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

A summary of the assets and liabilities related to insurance risks at December 31 is as indicated below (in thousands):

	2008			|	2007
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,439	$22,131	$25,570	|	$3,717	$20,933	$24,650
Non-current	-	-	-	|	-	566	566
Total	$3,439	$22,131	$25,570	|	$3,717	$21,499	$25, 216
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$20,739	$18,574	$39,313	|	$20,263	$20,933	$41,196
Non-current	66,543	48,014	114,557	|	66,028	40,506	106,534
Total	$87,282	$66,588	$153,870	|	$86,291	$61,439	$147,730

(1)
Total restricted cash excluded $12,409 and $15,978 at December 31, 2008 and 2007, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)	Total self-insurance liabilities excluded $5,980 and $7,450 at December 31, 2008 and 2007, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $48,172 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2008 and $750 and $50,619 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2007.

(d)  Construction Commitments

As of December 31, 2008, we had construction commitments under various contracts of approximately $5.7 million. These items consisted primarily of contractual commitments to improve existing centers.

(e)  Labor Relations

As of December 31, 2008, SunBridge operated 34 centers with union employees. Approximately 2,800 of our employees (9.4% of all of our employees) who worked in healthcare centers in Alabama, California, Connecticut, Georgia, Massachusetts, Maryland, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 1,600 of these employees (5.4% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

(10)  Income Taxes

The provision for income taxes was based upon management's estimate of taxable income or loss for each respective accounting period.  We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  We also recognized as deferred tax assets the future tax benefits from net operating loss, capital loss, and tax credit carryforwards.  A valuation allowance was provided for deferred tax assets since it is more likely than not that a portion of the net deferred tax assets will not be realized.

Income tax expense (benefit) on income (losses) attributable to continuing operations consisted of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
Federal	$941	$177	$(1,957)
State	1,417	1,026	646
	2,358	1,203	(1,311)
Deferred:
Federal	(40,150)	(9,788)	886
State	(9,556)	(2,329)	211
	(49,706)	(12,117)	1,097
Total	$(47,348)	$(10,914)	$(214)

Actual tax benefit differed from the expected tax expense (benefit), which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit or loss before income taxes for the years ended December 31 as follows (in thousands):

	2008	2007	2006

Computed expected tax expense	$23,319	$15,111	$3,927
Adjustments in income taxes resulting from:
Change in valuation allowance	(70,465)	(28,834)	(4,171)
State income tax expense, net of Federal
income tax effect	3,571	2,357	655
Reduction in unrecognized tax benefits	(2,202)	-	-
Refunds from net operating loss carrybacks	-	(322)	(1,957)
Tax credits	(1,114)	(320)	-
Nondeductible compensation	137	197	623
Other nondeductible expenses	964	1,018	709
Other	(1,558)	(121)	-
Total	$(47,348)	$(10,914)	$(214)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2008	2007

Deferred tax assets:
Accounts and notes receivable	$18,977	$19,297
Accrued liabilities	79,136	75,560
Intangible assets	26,873	33,064
Write-down of assets held for sale	1,016	1,184
Partnership investments	3,657	3,420
Minimum tax and other credit carryforwards	7,720	4,906
State net operating loss carryforwards	33,918	9,200
Federal net operating loss carryforwards	85,060	98,630
Other	182	369
	256,539	245,630
Less valuation allowance:
Federal	(7,236)	(113,936)
State	(27,085)	(18,969)
	(34,321)	(132,905)
Total deferred tax assets	222,218	112,725

Deferred tax liabilities:
Property and equipment	(30,150)	(25,479)
Deferred tax assets, net	$192,068	$87,246

The $98.6 million net decrease in the valuation allowance includes a $13.9 million increase related to additional deferred tax assets primarily from the period prior to our emergence from Chapter 11 bankruptcy proceedings in February 2002, offset by a $112.5 million decrease due to sufficient positive evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under SFAS No. 109.  In evaluating the need to maintain a valuation allowance on our net deferred tax assets, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of taxable losses) were considered.  This assessment required significant judgment.  Based upon our estimates of future taxable income, we believe that we will more likely than not realize a significant portion of our net deferred tax assets.

In connection with the fresh-start accounting adopted in 2002, our assets and liabilities were recorded at their respective fair values.  Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases.  In addition, deferred tax assets were recognized for future tax benefits of net operating loss (“NOL”), capital loss and tax credit carryforwards, and a valuation allowance was recorded for the overall net increase in deferred tax assets recognized in connection with fresh-start accounting. In accordance with SOP 90-7, any reduction in this valuation allowance will first reduce any remaining intangible assets recorded in fresh-start accounting, with any excess being treated as an increase to capital in excess of par value.  During 2008, the valuation allowance established in fresh-start accounting was reduced by $40.8 million, and capital in excess of par value was increased accordingly since there were no remaining intangible assets recorded in fresh-start accounting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

During 2008, we also determined that a portion of the income tax payable balance established in fresh-start accounting could be reversed.  The payable was reduced by $2.2 million, and capital in excess of par value was increased accordingly.

In connection with purchase accounting for acquisitions in 2005 and 2007, acquired assets and liabilities were recorded at their respective fair values.  Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases.  In addition, deferred tax assets were recognized for future benefits of NOL and tax credit carryforwards, and a valuation allowance was recorded for a portion of the net deferred tax assets recognized in purchase accounting.  During 2008, the valuation allowance established in purchase accounting was reduced by $1.2 million, and goodwill was reduced accordingly.

In addition to the decreases in the valuation allowance established in fresh-start accounting and purchase accounting, we reduced the valuation allowance established through operations by $70.5 million, which reduced our provision for income taxes.  If any future reversals of the remaining valuation allowance of $34.3 million as of December 31, 2008 should occur, then such reversal would reduce the provision for income taxes.

Internal Revenue Code Section 382 imposes a limitation on the use of a company’s NOL carryforwards and other losses when the company has an ownership change.  In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year testing period beginning on the first day following the change date for an earlier ownership change.  The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months.

The issuance of our common stock in connection with an acquisition in 2005 resulted in an ownership change under Section 382.  The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is approximately $10.3 million.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  In addition, a separate annual base Section 382 limitation of approximately $14.6 million is to be applied to the tax attribute carryforwards of Harborside as a result of the Harborside acquisition.

After considering the reduction in tax attributes resulting from the Section 382 limitation discussed above, we have Federal NOL carryforwards of approximately $242.1 million with expiration dates from 2009 through 2027.  Various subsidiaries have state NOL carryforwards totaling approximately $684.9 million with expiration dates through the year 2028.  Our application of the rules under Section 382 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize tax attribute carryforwards from periods prior to the ownership change dates.

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted FIN 48 - an interpretation of SFAS No. 109.  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of the statute of limitations.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007

Balance at the beginning of the period	$5,417	$17,989

Reductions for tax positions of prior years	(1,501)	-
Additions based on tax positions related to the current year	23,497	1,417
Lapsing of statutes of limitations	(1,759)	-
Other adjustments	-	(13,989)

Balance at the end of the period	$25,654	$5,417

All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.

We recognize potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits as of December 31, 2008 and 2007 was $0.1 million and $1.2 million, respectively.

We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2004.  These jurisdictions can, however, adjust NOL carryforwards from earlier years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

(11)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$92,153	$92,153	$55,832	$55,832
Restricted cash	$37,979	$37,979	$41,194	$41,194
Long-term debt and capital lease obligations, including current portion	$725,841	$645,434	$729,268	$676,556
Interest rate swap agreements	$7,644	$7,644	$4,005	$4,005

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At December 31, 2008 and 2007, the fair value of our long-term debt, including current maturities, and our interest rate swap agreement was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities. There was no material impact on our consolidated financial position and results of operations for the year ended December 31, 2008.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

We endeavor to utilize the best available information in measuring fair value.  The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of December 31, 2008 (in thousands):

	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents – money market
funds/certificate of deposit	$10,098	$5,053	$5,045
Restricted cash – money market funds	$1,272	$1,272	$-
Interest rate swap agreement – liability	$7,644	$-	$7,644

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

Our interest rate swap agreements qualify for hedge accounting treatment under SFAS No. 133 and have been designated as cash flow hedges.  Hedge effectiveness testing indicates that the swaps are highly effective hedges and as such, the derivative mark-to-market adjustment increased our other comprehensive loss by $2.2 million and $2.4 million, net of tax, for the twelve months ended December 31, 2008 and 2007, respectively.  The full balance of accumulated other comprehensive loss is due to accounting for our interest rate swaps.  We do not anticipate any of this balance to be reclassified into earnings within the next year.  Also, since the swaps are highly effective hedging arrangements, there is no amount related to hedging ineffectiveness to expense.

(12)  Capital Stock

(a)  Basic and Diluted Shares

Basic net income per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted net income per common share is similar to that of basic net income per common share, except the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants, and the vesting of stock units, were issued during the period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

The following table summarizes the calculation of basic and diluted net income per common share for each period (in thousands except per share data):

	2008	2007	2006
Numerator:
Net income	$109,287	$57,510	$27,118
Denominator:
Weighted average shares for basic net
income per common share	43,331	42,350	31,638
Add dilutive effect of assumed exercise of
stock options and warrants and vesting
of restricted stock units using the
treasury stock method	632	1,040	150
Weighted average shares for diluted net
Income per common share	43,963	43,390	31,788

Basic net income per common share	$2.52	$1.36	$0.86
Diluted net income per common share	$2.49	$1.33	$0.85

(b)  Warrants

In February 2004, in conjunction with our private equity offering, we issued warrants to purchase 2,017,897 shares of our common stock, of which warrants for 1,707,924 shares had a strike price of $12.65, warrants for 62,160 shares had a strike price of $12.82, and warrants for 247,813 shares had a strike price of $15.87. As of December 31, 2008, 1,964,499 warrants remained outstanding. The warrants expired in February 2009.

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

Pursuant to the 2004 Plan, as of December 31, 2008 our employees and directors held options to purchase 1,897,972 shares of common stock and 901,951 unvested restricted stock units. During the year ended December 31, 2008, we issued 538,694 shares of common stock upon the vesting of restricted stock shares and restricted stock units and the exercise of stock options.

As of December 31, 2008, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). Upon the adoption of the 2004 Plan, the grant of further awards under the Director Plan was suspended so that no additional awards could be made under the Director Plan.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

In connection with an acquisition in 2005, we assumed the Peak Medical Corporation 1998 Stock Incentive Plan (the “Peak Plan”). As of December 31, 2008, our employees held options to purchase 2,361 shares of common stock under the Peak Plan, and 98,476 shares had been issued upon the exercise of stock options. No additional awards will be made under the Peak Plan.

A summary of option activity under the 2004 Plan, the Director Plan and the Peak Plan during the year ended December 31, 2008 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
Options	(in thousands)	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2008	1,781	$8.75
Granted	611	12.57
Exercised	(441)	7.76
Forfeited	(53)	11.79
Outstanding at December 31, 2008	1,898	$10.12	5	$-

Exercisable at December 31, 2008	798	$8.06	5	$630

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $5.78, $6.38, and $4.40, respectively.

Pursuant to SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of our stock.  The expected term of options granted is derived using a temporary “shortcut approach” of our “plain vanilla” employee stock options. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2008 and 2007 was $5.78 and $6.38, respectively.

The significant assumptions in the valuation model for the years ended December 31 are as follows:

	2008	2007	2006
Expected volatility	50.7% - 80.6%	52.4% - 80.6%	57.2% - 80.6%
Weighted-average volatility	61.3%	63.2%	67.6%
Expected term (in years)	4.75	4.75	4.75
Risk-free rate	1.6% - 5.0%	3.0% - 5.0%	3.0% - 4.7%

In connection with the restricted stock awards granted to employees we recognized the full fair value of the shares of nonvested restricted stock awards.  A summary of restricted stock activity with our share-based compensation plans during the year ended December 31, 2008, is as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value

Nonvested at January 1, 2008	833	$10.42
Granted	428	12.60
Vested	(303)	9.68
Forfeited	(56)	11.87
Nonvested at December 31, 2008	902	11.60

The total fair value of restricted shares vested was $3.3 million for the year ended December 31, 2008 and $2.0 million for the year ended December 31, 2007.

(13)  Other Events

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

DECEMBER 31, 2008

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

       The Kentucky Attorney General’s office commenced an investigation in 2008 that relates to potentially all of our 20 centers in Kentucky, which we acquired with the Harborside acquisition.  The investigation appears to be concerned with issues of resident care in certain centers, although we have not been informed of the complete scope of the investigation.  We are cooperating with the Attorney General’s office.

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

(14)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of nursing, rehabilitative, and related ancillary care services to nursing home patients.

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At December 31, 2008, we operated 207 healthcare centers (consisting of 184 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers) with 23,345 licensed beds as compared with 213 healthcare centers (consisting of 190 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers) with 24,002 licensed beds at December 31, 2007.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers. At December 31, 2008, this segment provided services in 33 states via 445 contracts, 327 nonaffiliated and 118 affiliated, as compared to 416 contracts at December 31, 2007, of which 309 were nonaffiliated and 107 were affiliated.

Medical Staffing Services:  For the year ended December 31, 2008, this segment provided services in 37 states and derived 58.8% of its revenues from hospitals and other providers, 21.9% from skilled nursing centers, 15.0% from schools and 4.3% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of December 31, 2008, this segment had 29 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists, and one office servicing locum tenens.  As of December 31, 2007, this segment had 30 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists and two division offices specializing in permanent placement of healthcare professionals.

Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

The accounting policies of the segments are the same as those described in Note 2 – “Summary of Significant Accounting Policies.” We primarily evaluate segment performance based on profit or loss from operations before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and No. 142 and restructuring costs are not considered in the evaluation of segment performance. Interest expense is recorded in the segment carrying the obligation to which the interest relates.

Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

As of and for the
Year Ended
December 31, 2008		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,616,740	$89,619	$117,788	$37	$-	$1,824,184

Intersegment revenues	-	60,856	2,622	-	(63,478)	-

Total revenues	1,616,740	150,475	120,410	37	(63,478)	1,824,184

Operating salaries and benefits	818,117	124,817	86,345	-	-	1,029,279

Self insurance for workers'
compensation and general and
professional liability insurance	55,506	2,138	1,514	557	-	59,715

Other operating costs	412,052	7,113	17,553	(2)	(63,478)	373,238

General and administrative expenses	41,381	6,806	2,983	62,303	-	113,473

Provision (adjustment) for losses on
accounts receivable	13,332	213	563	-	-	14,108

Segment operating income (loss)	$276,352	$9,388	$11,452	$(62,821)	$-	$234,371

Center rent expense	72,394	394	976	-	-	73,764

Depreciation and amortization	35,958	533	806	3,058	-	40,355

Interest, net	13,670	(1)	(20)	40,954	-	54,603

Net segment income (loss)	$154,330	$8,462	$9,690	$(106,833)	$-	$65,649

Identifiable segment assets	$1,144,861	$12,489	$28,262	$880,428	$(528,449)	$1,537,591

Goodwill	$322,200	$75	$4,533	$-	$-	$326,808

Segment capital expenditures	$39,979	$286	$188	$1,962	$-	$42,415

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

As of and for the
Year Ended
December 31, 2007		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,367,919	$82,198	$108,082	$77	$-	$1,558,276

Intersegment revenues	-	44,857	3,150	-	(48,007)	-

Total revenues	1,367,919	127,055	111,232	77	(48,007)	1,558,276

Operating salaries and benefits	696,756	106,173	85,441	-	-	888,370

Self insurance for workers'
compensation and general and
professional liability insurance	40,626	1,782	1,656	471	-	44,535

Other operating costs	349,659	6,292	11,165	24	(48,007)	319,133

General and administrative expenses	31,998	4,978	2,974	64,835	-	104,785

Provision (adjustment) for losses on
accounts receivable	9,550	(670)	103	-	-	8,983

Segment operating income (loss)	$239,330	$8,500	$9,893	$(65,253)	$-	$192,470

Center rent expense	69,417	208	907	-	-	70,532

Depreciation and amortization	25,997	528	749	3,947	-	31,221

Interest, net	11,487	11	16	32,833	-	44,347

Net segment income (loss)	$132,429	$7,753	$8,221	$(102,033)	$-	$46,370

Identifiable segment assets	$1,095,781	$15,430	$37,217	$724,553	$(521,049)	$1,351,932

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277

Segment capital expenditures	$27,473	$1,324	$426	$3,589	$-	$32,812

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

As of and for the
Year Ended
December 31, 2006		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$816,647	$80,623	$85,866	$36	$-	$983,172

Intersegment revenues	-	38,663	998	-	(39,661)	-

Total revenues	816,647	119,286	86,864	36	(39,661)	983,172

Operating salaries and benefits	402,629	100,655	69,499	-	-	572,783

Self insurance for workers'
compensation and general and
professional liability insurance	28,281	1,390	903	300	-	30,874

Other operating costs	222,385	6,778	4,988	(13)	(39,661)	194,477

General and administrative expenses	18,764	6,696	2,526	49,856	-	77,842

Provision for losses on accounts
receivable	10,139	156	247	-	-	10,542

Segment operating income (loss)	$134,449	$3,611	$8,701	$(50,107)	$-	$96,654

Center rent expense	50,497	219	813	-	-	51,529

Depreciation and amortization	11,606	365	749	1,859	-	14,579

Interest, net	13,091	(11)	158	4,941	-	18,179

Net segment income (loss)	$59,255	$3,038	$6,981	$(56,907)	$-	$12,367

Identifiable segment assets	$368,767	$12,111	$33,453	$702,429	$(521,040)	$595,720

Goodwill	$49,595	$-	$5,497	$-	$-	$55,092

Segment capital expenditures	$16,669	$422	$412	$2,857	$-	$20,360

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008
Measurement of Segment Income or Loss

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See Note 2 – “Summary of Significant Accounting Policies”).  We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.

The following table reconciles net segment income to consolidated income before income taxes and discontinued operations for the years ended December 31 (in thousands):

	2008	2007	2006

Net segment income	$65,649	$46,370	$12,367
Loss on contract termination	-	-	(975)
Loss on extinguishment of debt	-	(3,173)	-
Gain (loss) on sale of assets, net	977	(23)	(172)
Income before income taxes and
discontinued operations	$66,626	$43,174	$11,220
(15)  401(k) Plan

We have a defined contribution plan (the “401(k) plan”). Employees who have completed three months of service are eligible to participate. The 401(k) plan allows for a discretionary employer match of contributions made by participants for any participants employed on the last day of the year. We may make matching contributions under this plan of 25% of a participant’s contribution, up to 6% of the participant's compensation. Expenses for discretionary matching contributions are recognized in the year they are determined. In January 2008, matching contributions for the 2007 participant contributions of $1.4 million were authorized.  In January 2009, matching contributions for the 2008 participant contributions of $1.9 million were authorized.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008
(16) Summarized Consolidating Information

In connection with the Company's offering of the Notes in April 2007, certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured.

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent”), the Guarantors, and the Company's non-Guarantor subsidiaries with respect to the Notes. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the condensed consolidating statement of cash flows.

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$72,529	$17,952	$1,672	$-	$92,153
Restricted cash	25,570	5,135	3,971	-	34,676
Accounts receivable, net	-	197,908	4,251	(21)	202,138
Prepaid expenses and other assets	8,909	13,229	496	(1,178)	21,456
Assets held for sale	951	2,693	10	-	3,654
Deferred tax assets	-	64,445	1,261	(8,445)	57,261
Total current assets	107,959	301,362	11,661	(9,644)	411,338
Property and equipment, net	7,877	527,413	68,355	-	603,645
Intangible assets, net	37,202	12,681	4,505	-	54,388
Goodwill	-	323,062	3,746	-	326,808
Restricted cash, non-current	2,963	340	-	-	3,303
Other assets	912	4,642	16	(8)	5,562
Deferred tax assets	15,140	132,718	-	(13,051)	134,807
Intercompany balances	372,179	-	3,730	(375,909)	-
Investment in subsidiaries	539,385	-	-	(539,385)	-
Total assets	$1,083,617	$1,302,218	$92,013	$(937,997)	$1,539,851

Current liabilities:
Accounts payable	$14,630	$46,107	$1,284	$(21)	$62,000
Accrued compensation and benefits	9,271	50,433	956	-	60,660
Accrued self-insurance obligations, current	4,001	40,735	557	-	45,293
Other accrued liabilities	14,741	39,102	709	(1,178)	53,374
Deferred tax liability	8,445	-	-	(8,445)	-
Current portion of long-term debt	10,255	6,394	1,216	-	17,865
Total current liabilities	61,343	182,771	4,722	(9,644)	239,192
Accrued self-insurance obligations, net of current	43,159	70,969	429	-	114,557
Deferred tax liability	-	-	13,051	(13,051)	-
Long-term debt, net of current	543,214	100,360	64,402	-	707,976
Unfavorable lease obligations, net	-	15,514	-	-	15,514
Intercompany balances	-	375,917	-	(375,917)	-
Other long-term liabilities	32,192	25,262	-	-	57,454
Total liabilities	679,908	770,793	82,604	(398,612)	1,134,693

Minority interest	-	1,449	-	-	1,449

Stockholders’ equity:
Common stock	435	-	-	-	435
Additional paid-in capital	650,543	-	-	-	650,543
Accumulated deficit	(242,683)	529,976	9,409	(539,385)	(242,683)
Accumulated other comprehensive loss	(4,586)	-	-	-	(4,586)
Total stockholders' equity	403,709	529,976	9,409	(539,385)	403,709
Total liabilities and stockholders' equity	$1,083,617	$1,302,218	$92,013	$(937,997)	$1,539,851

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008
CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$30,221	$23,547	$2,064	$-	$55,832
Restricted cash	27,441	6,370	3,554	-	37,365
Accounts receivable, net	-	187,144	1,747	(9)	188,882
Prepaid expenses and other assets	2,060	11,130	100	-	13,290
Assets held for sale	912	9,015	(3)	-	9,924
Deferred tax assets	35,344	-	10	-	35,354
Total current assets	95,978	237,206	7,472	(9)	340,647
Property and equipment, net	8,924	507,022	70,026	-	585,972
Intangible assets, net	41,612	14,142	1,290	-	57,044
Goodwill	-	324,277	-	-	324,277
Restricted cash, non-current	566	3,263	-	-	3,829
Other assets	5,190	4,939	36	-	10,165
Deferred tax assets	51,993	-	(101)	-	51,892
Investment in subsidiaries	249,903	-	-	(249,903)	-
Total assets	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

Current liabilities:
Accounts payable	$14,203	$38,095	$547	$(9)	$52,836
Accrued compensation and benefits	8,100	53,270	586	-	61,956
Accrued self-insurance obligations, current	5,509	39,822	3,315	-	48,646
Income taxes payable	3,000	-	-	-	3,000
Liabilities held for sale	-	3,181	-	-	3,181
Other accrued liabilities	15,063	36,667	6,272	-	58,002
Current portion of long-term debt	3,760	24,397	1,148	-	29,305
Total current liabilities	49,635	195,432	11,868	(9)	256,926
Accrued self-insurance obligations, net of current	36,415	69,690	429	-	106,534
Long-term debt, net of current	546,739	87,606	65,618	-	699,963
Unfavorable lease obligations, net	-	24,949	(5,989)	-	18,960
Intercompany balances	(444,757)	448,544	(3,787)	-	-
Other long-term liabilities	18,986	18,064	7,667	-	44,717
Total liabilities	207,018	844,285	75,806	(9)	1,127,100

Minority interest	892	100	(522)	-	470

Stockholders’ equity:
Common stock	430	-	-	-	430
Additional paid-in capital	600,199	-	-	-	600,199
Accumulated deficit	(351,970)	246,464	3,439	(249,903)	(351,970)
Accumulated other comprehensive loss	(2,403)	-	-	-	(2,403)
Total stockholders' equity	246,256	246,464	3,439	(249,903)	246,256
Total liabilities and stockholders' equity	$454,166	$1,090,849	$78,723	$(249,912)	$1,373,826

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$37	$1,857,407	$30,218	$(63,478)	$1,824,184
Costs and expenses:
Operating salaries and benefits	-	1,016,131	13,148	-	1,029,279
Self insurance for workers’ compensation
and general and professional liability
insurance	557	58,525	633	-	59,715
Other operating costs	2	430,325	6,389	(63,478)	373,238
Center rent expense	-	73,077	687	-	73,764
General and administrative expenses(1)	61,780	51,693	-	-	113,473
Depreciation and amortization	3,058	35,036	2,261	-	40,355
Provision for losses on accounts receivable	-	13,720	388	-	14,108
Interest, net	40,954	8,770	4,879	-	54,603
(Gain) loss on sale of assets, net	(977)	-	-	-	(977)
Income from investment in subsidiaries	(289,482)	-	-	289,482	-
Total costs and expenses	(184,108)	1,687,277	28,385	226,004	1,757,558

Income before income taxes and
discontinued operations	184,145	170,130	1,833	(289,482)	66,626
Income tax expense (benefit)	74,858	(120,903)	(1,303)	-	(47,348)
Income from continuing operations	109,287	291,033	3,136	(289,482)	113,974

Discontinued operations:
(Loss) income from discontinued
operations, net	-	(2,625)	939	-	(1,686)
(Loss) gain on disposal of discontinued
operations, net	-	(4,896)	1,895	-	(3,001)
(Loss) income on discontinued operations, net	-	(7,521)	2,834	-	(4,687)

Net income	$109,287	$283,512	$5,970	$(289,482)	$109,287

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$78	$1,588,129	$18,076	$(48,007)	$1,558,276
Costs and expenses:
Operating salaries and benefits	-	879,285	9,085	-	888,370
Self insurance for workers’ compensation
and general and professional liability
insurance	470	43,578	487	-	44,535
Other operating costs	-	363,265	3,893	(48,025)	319,133
Center rent expense	-	72,659	(2,127)	-	70,532
General and administrative expenses(1)	65,991	38,777	17	-	104,785
Depreciation and amortization	3,947	25,217	2,057	-	31,221
Provision for losses on accounts receivable	-	8,677	306	-	8,983
Interest, net	32,170	7,761	4,416	-	44,347
Loss on extinguishment of debt	3,173	-	-	-	3,173
Loss on sale of assets, net	-	23	-	-	23
Income from investment in subsidiaries	(150,890)	-	-	150,890	-
Total costs and expenses	(45,139)	1,439,242	18,134	102,865	1,515,102

Income (loss) before income taxes and
discontinued operations	45,217	148,887	(58)	(150,872)	43,174
Income tax benefit	(11,458)	-	-	544	(10,914)
Income (loss) from continuing operations	56,675	148,887	(58)	(151,416)	54,088

Discontinued operations:
Income from discontinued
operations, net	1,035	2,017	1,079	(509)	3,622
(Loss) gain on disposal of discontinued
operations, net	(200)	(1,669)	1,467	202	(200)
Income (loss) on discontinued operations, net	835	348	2,546	(307)	3,422

Net income	$57,510	$149,235	$2,488	$(151,723)	$57,510

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008
CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2006
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$36	1,014,337	8,460	(39,661)	983,172
Costs and expenses:
Operating salaries and benefits	-	568,422	4,361	-	572,783
Self insurance for workers’ compensation
and general and professional liability
insurance	290	30,387	197	-	30,874
Other operating costs	-	232,142	1,996	(39,661)	194,477
Center rent expense	-	55,048	(3,519)	-	51,529
General and administrative expenses(1)	49,583	28,241	18	-	77,842
Depreciation and amortization	1,858	11,049	1,672	-	14,579
Provision for losses on accounts receivable	-	10,471	71	-	10,542
Interest, net	4,233	9,415	4,531	-	18,179
Loss on contract or lease termination	-	975	-	-	975
(Gain) loss on sale of assets, net	(72)	235	9	-	172
Income from investment in subsidiaries	(68,034)	-	-	68,034	-
Total costs and expenses	(12,142)	946,385	9,336	28,373	971,952

Income (loss) before income taxes and
discontinued operations	12,178	67,952	(876)	(68,034)	11,220
Income tax benefit	(214)	-	-	-	(214)
Income (loss) from continuing operations	12,392	67,952	(876)	(68,034)	11,434

Discontinued operations:
Income from discontinued
operations, net	7,522	5,585	2,895	(7,522)	8,480
Gain (loss) on disposal of discontinued
operations, net	7,204	(3,402)	10,644	(7,242)	7,204
Income on discontinued operations, net	14,726	2,183	13,539	(14,764)	15,684

Net income	$27,118	70,135	12,663	(82,798)	27,118

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities, including discontinued operations	$44,955	$37,135	$5,744	$-	$87,834

Cash flows from investing activities:
Capital expenditures	(1,960)	(40,304)	(279)	-	(42,543)
Exercise of real estate purchase options	-	(8,956)	-	-	(8,956)
Proceeds from sale of assets held for sale	-	18,354	-	-	18,354
Acquisitions	-	(7,633)	(4,101)	-	(11,734)
Insurance proceeds received	628	-	-	-	628
Net cash used for investing activities	(1,332)	(38,539)	(4,380)	-	(44,251)

Cash flows from financing activities:
Net repayments under Credit Agreement	-	-	-	-	-
Long-term debt borrowings	-	20,290	-	-	20,290
Long-term debt repayments	(3,808)	(24,481)	(1,338)	-	(29,627)
Net proceeds from issuance of common stock	2,493	-	-	-	2,493
Distribution of partnership equity and minority interest	-	-	(418)	-	(418)
Net cash used for financing activities	(1,315)	(4,191)	(1,756)	-	(7,262)
Net (decrease) increase in cash and cash equivalents	42,308	(5,595)	(392)	-	36,321
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$72,529	$17,952	$1,672	$-	$92,153

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities, including discontinued operations	$(34,392)	$122,142	$(3,913)	$-	$83,837

Cash flows from investing activities:
Capital expenditures	(3,642)	(29,368)	(440)	-	(33,450)
Exercise of real estate purchase options	7,487	(63,949)	-	-	(56,462)
Proceeds from sale of assets held for sale	3,851	3,238	500	-	7,589
Acquisitions	(367,757)	(697)	-	-	(368,454)
Net cash (used for) provided by investing activities	(360,061)	(90,776)	60	-	(450,777)

Cash flows from financing activities:
Net repayments under Credit Agreement	(9,994)	-	-	-	(9,994)
Long-term debt borrowings	324,142	10,404	12,454	-	347,000
Long-term debt repayments	(18,119)	(28,694)	(6,563)	-	(53,376)
Principal payments under capital lease obligation	(219)	(866)	(48)	-	(1,133)
Net proceeds from issuance of common stock	1,459	-	-	-	1,459
Distribution of partnership equity and minority interest	-	-	(714)	-	(714)
Deferred financing costs	(18,045)	-	-	-	(18,045)
Release of third party collateral	25,640	-	-	-	25,640
Net cash provided by (used for) financing activities	304,864	(19,156)	5,129	-	290,837
Net (decrease) increase in cash and cash equivalents	(89,589)	12,210	1,276	-	(76,103)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$30,221	$23,547	$2,064	$-	$55,832

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2008

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

The following tables reflect unaudited quarterly financial data for fiscal years 2008 and 2007 (in thousands, except per share data):

	For the Year
	Ended
	December 31, 2008 (1)(2)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$466,968	$455,914	$450,933	$450,369	$1,824,184

Income from continuing
operations (3)	$83,832	$9,406	$12,633	$8,103	$113,974
(Loss) income from discontinued
operations	$(1,411)	$(802)	$(2,948)	$474	$(4,687)

Net income	$82,421	$8,604	$9,685	$8,577	$109,287

Basic earnings per common and
common equivalent share:
Income from continuing
operations	$1.92	$0.22	$0.29	$0.20	$2.63
(Loss) income from discontinued
operations	(0.03)	(0.02)	(0.07)	0.01	(0.11)
Net income	$1.89	$0.20	$0.22	$0.21	$2.52

Diluted earnings per common and
common equivalent share:
Income from continuing
operations	$1.91	$0.21	$0.29	$0.18	$2.59
(Loss) income from discontinued
operations	(0.03)	(0.02)	(0.07)	0.02	(0.10)
Net income	$1.88	$0.19	$0.22	$0.20	$2.49

Weighted average number of
common and common equivalent
shares outstanding:
Basic	43,602	43,468	43,188	43,067	43,331
Diluted	43,873	44,478	43,928	44,474	43,963

1

	For the Year
	Ended
	December 31, 2007 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$442,535	$431,743	$427,046	$256,952	$1,558,276

Income from continuing
operations (4)	$34,856	$4,858	$10,622	$3,752	$54,088
Income from discontinued
operations	$496	$338	$2,418	$170	$3,422

Net income	$35,352	$5,196	$13,040	$3,922	$57,510

Basic earnings per common and
common equivalent share:
Income from continuing
operations	$0.81	$0.11	$0.25	$0.11	$1.28
Income from discontinued
operations	0.01	0.01	0.05	0.01	0.08
Net income	$0.82	$0.12	$0.30	$0.12	$1.36

Diluted earnings per common and
common equivalent share:
Income from continuing
operations	$0.78	$0.11	$0.24	$0.12	$1.25
Income from discontinued
operations	0.01	0.01	0.06	-	0.08
Net income	$0.79	$0.12	$0.30	$0.12	$1.33

Weighted average number of
common and common equivalent
shares outstanding:
Basic	43,174	43,114	42,993	42,908	42,350
Diluted	44,528	44,266	43,735	44,029	43,390

(1)
In accordance with SFAS No. 144, we have reclassified all activity related to entities whose operations were divested or identified for disposal for the years ended December 31, 2008, 2007, and 2006 to discontinued operations.  Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and income (loss) on discontinued operations will not reflect the amounts reported previously in our Quarterly Reports on Form 10-Q filed with the SEC.  However, net income remains the same.

(2)
Results for the year ended December 31, 2008 include a full year of revenues and expenses of Harborside, which was acquired on April 1, 2007 (see Note 6 – “Acquisitions”), a release of $70.5 million of deferred tax valuation allowance, an increase of $0.9 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a gain of $0.9 million related to the sale of non-core business assets.

(3)
In 2008, we recorded a benefit of $70.5 million in the fourth quarter from the release of a portion of the valuation allowance on our net deferred tax assets (see Note 10 – “Income Taxes”).  Additionally, we recorded a net gain on the sale of assets in the 2008 fourth quarter of $0.9 million.

(4)
In 2007, we recorded a benefit of $28.8 million in the fourth quarter from the reversal of a portion of the valuation allowance on our net deferred tax assets (see Note 10 – “Income Taxes”).  We also recognized a $2.3 million recovery of uncollectible receivables due to an indemnification claim relating to a 2005 acquisition.  Additionally, in the fourth quarter, in connection with the finalization of purchase accounting, we expensed a $3.2 million debt extinguishment cost initially incurred at the time of the Harborside acquisition. The 2007 fourth quarter results reflect $2.6 million of reversals of prior years’ self insurance reserves.

2

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)

INSURANCE RESERVES

Activity in our insurance reserves as of and for the three months ending December 31, 2008 and 2007 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of September 30, 2007	$89,634	$61,689	$151,323

Current year provision, continuing operations	6,481	7,441	13,922
Current year provision, discontinued operations	121	265	386
Prior year reserve adjustments, continuing operations	(2,643)	-	(2,643)
Prior year reserve adjustments, discontinued operations	(857)	-	(857)
Claims paid, continuing operations	(2,736)	(5,156)	(7,892)
Claims paid, discontinued operations	(2,289)	(1,100)	(3,389)
Amounts paid for administrative services and other	(1,420)	(1,700)	(3,120)

Balance as of December 31, 2007	$86,291	$61,439	$147,730

Balance as of September 30, 2008	$81,980	$63,763	$145,743

Current year provision, continuing operations	7,607	7,554	15,161
Current year provision, discontinued operations	45	13	58
Prior year reserve adjustments, continuing operations	3,550	-	3,550
Prior year reserve adjustments, discontinued operations	750	-	750
Claims paid, continuing operations	(5,816)	(3,213)	(9,029)
Claims paid, discontinued operations	(659)	(932)	(1,591)
Amounts paid for administrative services and other	(175)	(597)	(772)

Balance as of December 31, 2008	$87,282	$66,588	$153,870

3

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Additions		Balance at
	Beginning	Costs and	Charged to	Deductions	End of
Description	of Period	Expenses(1)	Other Accounts(2)	Other(3)	Period
Year ended December 31, 2008
Allowance for doubtful accounts	$42,144	$15,283	$180	$(12,777)	$44,830
Other receivables reserve (4)	$1,587	$-	$-	$(510)	$1,077
Allowance for deferred tax assets	$132,905	$-	$13,945	$(112,529)	$34,321

Year ended December 31, 2007
Allowance for doubtful accounts	$24,866	$10,072	$19,011	$(11,805)	$42,144
Other receivables reserve (4)	$3,064	$273	$-	$(1,750)	$1,587
Allowance for deferred tax assets	$185,473	$-	$22,750	$(75,318)	$132,905

Year ended December 31, 2006
Allowance for doubtful accounts	$29,384	$12,763	$-	$(17,281)	$24,866
Other receivables reserve (4)	$2,909	$17	$138	$-	$3,064
Allowance for deferred tax assets	$175,696	$-	$19,416	$(9,639)	$185,473

(1)
Charges included in provision for losses on accounts receivable of $1,175, $1,363, and $2,238 for the years ended December 31, 2008, 2007, and 2006, respectively, relate to discontinued operations.  The year ended December 31, 2007 also included a recovery of $2.3 million as a result of an indemnification claim relating to a 2005 acquisition.

(2)	Column C primarily represents increases that resulted from acquisition activity (see Note 6 – “Acquisitions”).

(3)	Column D primarily represents write offs and recoveries of receivables that have been fully reserved or releases of valuation allowance on deferred tax assets (see Note 10 – “Income Taxes”).

(4)
The other receivables reserve is classified in prepaid and other assets on our consolidated balance sheets.  Other receivables, net of reserves, were $5,599, $1,635, and $2,211 as of December 31, 2008, 2007 and 2006, respectively.

4