Form 10-Q
period 2009-03-31
SUN HEALTHCARE GROUP INC
filed 2009-04-29
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 28, 2009, there were 43,592,519 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of March 31, 2009
	As of December 31, 2008

	Consolidated Income Statements (unaudited)	5
	For the three months ended March 31, 2009 and 2008

	Consolidated Statements of Cash Flows (unaudited)	6
	For the three months ended March 31, 2009 and 2008

	Notes to Consolidated Financial Statements (unaudited)	7-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits	35

Signature		35

References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this “10-Q”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of changes in government reimbursement programs, projected costs and capital expenditures, growth opportunities, plans and objectives of management for future operations and words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” "intend,” ”should,” “may” and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those set forth below and elsewhere herein.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the factors set forth below. You should carefully consider the risks described in our 2008 Annual Report on Form 10-K (see Item 1A – “Risk Factors”).  There may be additional risks of which we are presently unaware or that we currently deem immaterial.
___________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	March 31, 2009	December 31, 2008
		(Note 1)
Current assets:
Cash and cash equivalents	$99,945	$92,153
Restricted cash	26,568	34,676
Accounts receivable, net of allowance for doubtful accounts
of $46,282 and $44,830 at March 31, 2009 and
December 31, 2008, respectively	211,552	205,620
Prepaid expenses and other assets	22,200	21,456
Assets held for sale	959	3,654
Deferred tax assets	57,705	57,261

Total current assets	418,929	414,820

Property and equipment, net	605,500	603,645
Intangible assets, net	52,839	54,388
Goodwill	326,957	326,808
Restricted cash, non-current	3,305	3,303
Deferred tax assets	128,189	134,807
Other assets	5,097	5,563

Total assets	$1,540,816	$1,543,334

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31, 2009	December 31, 2008
		(Note 1)
Current liabilities:
Accounts payable	$58,681	$62,000
Accrued compensation and benefits	64,938	60,660
Accrued self-insurance obligations, current	46,527	45,293
Other accrued liabilities	61,469	56,857
Current portion of long-term debt and capital lease obligations	8,225	17,865

Total current liabilities	239,840	242,675

Accrued self-insurance obligations, net of current portion	114,230	114,557
Long-term debt and capital lease obligations, net of current portion	698,061	707,976
Unfavorable lease obligations, net	14,807	15,514
Other long-term liabilities	59,082	58,903

Total liabilities	1,126,020	1,139,625

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, no shares were issued or outstanding as of
March 31, 2009 and December 31, 2008	-	-
Common stock of $.01 par value, authorized 125,000,000
shares; 43,548,765 and 43,544,765 shares issued and
outstanding as of March 31, 2009 and December 31, 2008,
respectively	435	435
Additional paid-in capital	651,455	650,543
Accumulated deficit	(232,439)	(242,683)
Accumulated other comprehensive loss, net	(4,655)	(4,586)
Total stockholders’ equity	414,796	403,709

Total liabilities and stockholders’ equity	$1,540,816	$1,543,334

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	March 31, 2009	March 31, 2008

Total net revenues	$468,296	$450,369
Costs and expenses:
Operating salaries and benefits	262,984	254,932
Self-insurance for workers’ compensation and general and
professional liability insurance	14,659	14,774
Operating administrative expenses	12,577	11,936
Other operating costs	95,819	92,941
Center rent expense	18,415	18,441
General and administrative expenses	16,750	16,586
Depreciation and amortization	10,723	9,607
Provision for losses on accounts receivable	3,987	3,308
Interest, net of interest income of $108 and $545, respectively	12,726	14,431
Gain on sale of assets	-	(77)
Total costs and expenses	448,640	436,879

Income before income taxes and discontinued operations	19,656	13,490
Income tax expense	8,059	5,388
Income from continuing operations	11,597	8,102

Discontinued operations:
(Loss) income from discontinued operations, net of related taxes	(1,046)	537
Loss on disposal of discontinued operations, net of
related taxes	(308)	(62)
(Loss) income from discontinued operations, net	(1,354)	475

Net income	$10,243	$8,577

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.27	$0.19
(Loss) income from discontinued operations, net	(0.04)	0.01
Net income	$0.23	$0.20

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.26	$0.18
(Loss) income from discontinued operations, net	(0.03)	0.01
Net income	$0.23	$0.19

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,643	43,067
Diluted	43,872	44,474

See accompanying notes.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the
	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$10,243	$8,577
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	10,723	9,717
Amortization of favorable and unfavorable lease intangibles	(401)	(503)
Provision for losses on accounts receivable	3,987	3,301
Loss (gain) on sale of assets, including discontinued
operations, net	523	(15)
Stock-based compensation expense	1,268	965
Deferred taxes	6,174	1,829
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,068)	(16,040)
Restricted cash	8,106	5
Prepaid expenses and other assets	154	(3,416)
Accounts payable	(3,536)	(1,403)
Accrued compensation and benefits	4,273	1,062
Accrued self-insurance obligations	907	2,033
Income taxes payable	-	470
Other accrued liabilities	4,743	6,432
Other long-term liabilities	297	1,785
Net cash provided by operating activities	37,393	14,799

Cash flows from investing activities:
Capital expenditures	(11,865)	(5,916)
Proceeds from sale of assets held for sale	2,174	3,777
Acquisitions, net of cash acquired	-	(307)
Net cash used for investing activities	(9,691)	(2,446)

Cash flows from financing activities:
Principal repayments of long-term debt and capital lease
obligations	(19,612)	(3,084)
Payment to non-controlling interest	-	(2,035)
Distribution to non-controlling interest	(311)	(223)
Proceeds from issuance of common stock	13	39
Net cash used for financing activities	(19,910)	(5,303)

Net increase in cash and cash equivalents	7,792	7,050
Cash and cash equivalents at beginning of period	92,153	55,832
Cash and cash equivalents at end of period	$99,945	$62,882

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 207 healthcare centers in 25 states as of March 31, 2009.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at March 31, 2009, and our consolidated results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission. Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective beginning January 1, 2009, and did not have a material impact on our financial position, cash flows or results of operations.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

FAS 157-2”), which delayed the effective date of the FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), for certain nonfinancial assets and nonfinancial liabilities until interim periods for fiscal years beginning after November 15, 2008.  SFAS No. 157 changed the underlying methodology of determining fair value when fair value measurements are required in accounting principles generally accepted in the United States.  SFAS No. 157 also expanded the disclosure requirements about fair value measurements.  The adoption of FSP FAS 157-2 did not have a material impact on our financial position, cash flows or results of operations.

        In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which expand quarterly disclosure requirements in SFAS No. 157 about how an entity determines fair value when the volume and level of activity for an asset or liability have significantly decreased and transactions related to such assets and liabilities are not orderly.  This pronouncement is effective beginning with our June 30, 2009 interim financial statements.  We are currently assessing the impact of FSP FAS No. 157-4 on our consolidated financial position, cash flows and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”), about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, and we have included the required disclosures in Note 2 – “Long-Term Debt and Capital Lease Obligations” below.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 did not have a material impact on our financial position, cash flows or results of operations; however, it could impact future transactions.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”).  This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements.  We do not anticipate that this FASB Staff Position will impact our consolidated financial position, cash flows or results of operations, and we will include the required disclosures beginning with our June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements.  As we currently do not own any debt or equity securities, this Staff Position is not expected to impact our financial position, cash flows or results of operations.  Should we own any such securities in the future, the provisions of this Staff Position will be applied.

Reclassifications and Adjustments

        Certain reclassifications have been made to the prior period financial statements to conform to the 2009 financial statement presentation.  Primarily, we have reclassified the results of operations of six divested centers (see Note 4 – “Discontinued Operations and Assets Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with accounting principles generally accepted in the United States.  As discussed in “Recent Accounting Pronouncements” above, the adoption of SFAS No. 160 did not have a material impact on our financial position, cash flows or results of operations, although we did reclassify $1.5 million previously reported as minority interest payable on our December 31, 2008 consolidated balance sheet in our 2008 Form 10-K to other long-term liabilities to conform to the 2009 financial statement presentation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2009	December 31, 2008

Revolving credit facility	$-	$-
Mortgage notes payable due at various dates through 2037, interest at rates from 4.3% to 11.1%, collateralized by the carrying values of
various centers totaling approximately $200,000 (1)	173,502	178,142
Term loan agreement	331,625	346,359
Senior subordinated notes	200,000	200,000
Capital leases	1,159	1,340
Total long-term obligations	706,286	725,841
Less amounts due within one year	(8,225)	(17,865)
Long-term obligations, net of current portion	$698,061	$707,976

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding premiums, as of March 31, 2009, were as follows (in thousands):

For the twelve months ending March 31:

2010	$8,225
2011	16,144
2012	60,921
2013	7,602
2014	37,911
Thereafter	574,791
$705,594

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment in accordance with SFAS No. 133.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive loss.  Ineffectiveness, if any, would be recognized in earnings.

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

The interest rate swap agreements qualify for hedge accounting treatment under SFAS No. 133 and have been designated as cash flow hedges.  Hedge effectiveness testing for the three months ended March 31, 2009 and 2008 indicates

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

that the swaps are highly effective hedges and as such, there is no amount related to hedging ineffectiveness to expense.  We do not anticipate our 2009 other comprehensive loss to be reclassified into earnings within the next year.

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other Long Term Liabilities	$7,758	Other Long Term Liabilities	$7,644

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, as of March 31, 2009 and 2008 is as follows (in thousands):

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss to Income (effective portion)
	2009	2008	2009	2008
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$(70)	$(1,721)	$-	$-

(3)  Fair Value of Financial Instruments

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

We endeavor to utilize the best available information in measuring fair value.  The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of March 31, 2009 (in thousands):

	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents – money
market funds/certificate of deposit	$35,513	$30,466	$5,047
Restricted cash – money market funds	$1,273	$1,273	$-
Interest rate swap agreement – liability	$7,758	$-	$7,758

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(4) Discontinued Operations and Assets Held for Sale

(a) Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of assets to be disposed of, disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated income statements as their operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after their disposal.

As a result of June 2008 flooding in the Midwest, our center in Terre Haute, Indiana was severely damaged and the operation permanently discontinued, at which time we recorded a $1.8 million fixed assets impairment charge for the three months ended June 30, 2008 due to the damage to the building and contents.  This center was sold during March 2009 for cash proceeds of $2.2 million and a $0.5 million loss on disposal was recorded during the three months ended March 31, 2009.

During 2008, we reclassified six skilled nursing centers into discontinued operations because they were divested, sold or otherwise qualified as assets held for sale. In the second quarter of 2008, we sold two hospitals that were classified as held for sale since 2007 for $10.1 million and recorded a net loss of $2.7 million. In the third quarter of 2008, we exercised an option to purchase a skilled nursing center in Indiana that was classified as held for sale since 2007 and simultaneously sold the asset for a net $0.4 million and recorded a net loss of $0.2 million.  In the third quarter of 2008, we exercised options to purchase two skilled nursing centers in Oklahoma that were classified as held for sale.  We sold these two centers and one other Oklahoma skilled nursing center for $7.6 million and recorded a net loss of $0.9 million.  We also transferred operations of a leased skilled nursing center in Tennessee to an outside party. In the fourth quarter of 2008, we transferred operations of a leased skilled nursing center in Utah to an outside party. We also sold a subsidiary that provided adolescent rehabilitation and special education services.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	March 31, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$43	$-	$43

Loss from discontinued operations, net (1)	$(1,038)	$(8)	$(1,046)
Loss on disposal of discontinued operations, net (2)	(279)	(29)	(308)
Loss from discontinued operations, net	$(1,317)	$(37)	$(1,354)

(1) Net of related tax benefit of $727
(2) Net of related tax benefit of $214

	For the Three Months Ended
	March 31, 2008
	Inpatient
	Services	Other	Total

Net operating revenues	$20,009	$4,319	$24,328

Loss from discontinued operations, net (1)	$916	$(379)	$537
Loss on disposal of discontinued operations, net (2)	(16)	(46)	(62)
Loss from discontinued operations, net	$(900)	$(425)	$475

(1) Net of related tax expense of $395
(2) Net of related tax expense of $10

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(b) Assets Held for Sale

As of March 31, 2009, assets held for sale consisted of an undeveloped parcel of land valued at $1.0 million, which is classified in our Corporate segment in our consolidated financial statements.

(5)  Commitments and Contingencies

Insurance

Since January 2000, we have relied upon self-funded insurance programs for general and professional liability claims, which amounts we are responsible for funding, and we have maintained excess insurance policies for claims above those amounts. Since January 1, 2004, we have had self-funded policies for $5.0 million per claim. Operations that we acquired in 2005 and in 2007 utilized several different general and professional insurance programs.  We have added these operations to our general and professional liability programs.  Insurance coverage for punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions and our insurance coverages. There can be no assurance that we will not be liable for punitive damages awarded in litigation in which insurance coverage is not available.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Activity in our insurance reserves as of and for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2008	$86,291	$61,439	$147,730
Current year provision, continuing operations	8,321	6,453	14,774
Current year provision, discontinued operations	465	272	737
Claims paid, continuing operations	(4,167)	(4,351)	(8,518)
Claims paid, discontinued operations	(1,207)	(1,014)	(2,221)
Amounts paid for administrative services and other	(1,052)	(2,025)	(3,077)
Balance as of March 31, 2008	$88,651	$60,774	$149,425

Balance as of January 1, 2009	$87,282	$66,588	$153,870
Current year provision, continuing operations	7,240	7,419	14,659
Current year provision, discontinued operations	306	155	461
Claims paid, continuing operations	(3,173)	(5,217)	(8,390)
Claims paid, discontinued operations	(478)	(835)	(1,313)
Amounts paid for administrative services and other	(2,881)	(1,900)	(4,781)
Balance as of March 31, 2009	$88,296	$66,210	$154,506

A summary of the assets and liabilities related to insurance risks at March 31, 2009 and December 31, 2008 is as indicated (in thousands):

	March 31, 2009				December 31, 2008
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,389	$14,295	$17,684	|	$3,439	$22,131	$25,570
Non-current	-	-	-	|	-	-	-
Total	$3,389	$14,295	$17,684	|	$3,439	$22,131	$25,570
				|
Liabilities (2)(3):				|
Self-insurance				|
Liabilities				|
Current	$20,234	$20,042	$40,276	|	$20,739	$18,574	$39,313
Non-current	68,062	46,168	114,230	|	66,543	48,014	114,557
Total	$88,296	$66,210	$154,506	|	$87,282	$66,588	$153,870

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash above excludes $12,189 and $12,409 at March 31, 2009 and December 31, 2008, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities above excludes $6,251and $5,980 at March 31, 2009 and December 31, 2008, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $55,884 for general and professional liability insurance and workers’ compensation, respectively, as of March 31, 2009 and $750 and $48,172 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(6)  Income Taxes

The provision for income taxes of $8.1 million for the three months ended March 31, 2009 is based on a combined federal and state income tax rate of approximately 41%.  The provision for income taxes of $5.4 million for the three months ended March 31, 2008 was based on a combined income tax rate of approximately 40%.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  Based on these considerations, we significantly reduced our valuation allowance in 2007 and 2008.  The remaining valuation allowance of $34.3 million relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

The Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $24.9 million, which includes approximately $14.6 million due to a significant acquisition in 2007. Accordingly, our net operating loss (“NOL”), capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $134.9 million of NOLs which can be used to offset U.S. taxable income in 2009. Considering annual Section 382 limitations and built-in gains, we have a total of $285.5 million of utilizable NOL carryforwards to offset taxable income in 2009 and future years.

(7)  Other Events

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

In December 2006, Harborside Healthcare Corporation ("Harborside"), which we acquired in 2007, was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act. It is our understanding that Harborside’s involvement relates to its Medicare billings for durable medical equipment. Although the complaint remains under seal pending completion of the DOJ’s investigation, it is our understanding that neither Sun Healthcare Group, Inc. nor any of its other subsidiaries is a defendant in this litigation.  We have met with a representative of the DOJ to discuss the litigation and intend to continue to cooperate with the investigation and respond to the litigation in a timely fashion.  Based on our understanding of the allegations as described by the DOJ, we do not believe that the litigation will have a material impact on our operations, financial condition and cash flows.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Kentucky Attorney General’s office commenced an investigation in 2008 that relates to potentially all of our 20 centers in Kentucky, which we acquired in April 2007.  The investigation appears to be focused on resident care provided at certain centers, although we have not been informed of the complete scope of the investigation.  We continue to cooperate with the Attorney General’s office.  At this time we are unable to predict the outcome of the investigation.

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

(8)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.

The following summarizes the services provided by our reportable segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At March 31, 2009, we operated 207 healthcare centers (consisting of 184 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers) in 25 states with 23,345 licensed beds as compared with 213 healthcare centers (consisting of 190 skilled nursing centers, 15 assisted living and independent living centers, and eight mental health centers) with 24,002 licensed beds at March 31, 2008.

Rehabilitation Therapy Services:  This segment provides primarily physical, occupational and speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers.  At March 31, 2009, this segment provided services in 33 states to 451 centers, of which 331 were nonaffiliated and 120 were affiliated, as compared to 418 centers, of which 312 were nonaffiliated and 106 were affiliated at March 31, 2008.

Medical Staffing Services: As of March 31, 2009, this segment provided services in 37 states and derived 57.4% of its revenues from hospitals and other providers, 23.3% from skilled nursing centers, 15.7% from schools and 3.6% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of March 31, 2009, this segment had 28 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists, and one office servicing locum tenens.

Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

The accounting policies of the segments are the same as those described in Note 2 – “Summary of Significant Accounting Policies” of our 2008 Form 10-K.  We primarily evaluate segment performance based on profit or loss from operations before reorganization and restructuring items, income taxes and extraordinary items (net segment income). Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with SFAS No. 144 and SFAS No. 142, and restructuring costs are not considered in the evaluation of segment performance.  Interest expense is recorded in the segment carrying the obligation to which the interest relates.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
March 31, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$415,402	$25,516	$27,374	$4	$-	$468,296

Intersegment revenues	-	18,216	560	-	(18,776)	-

Total revenues	415,402	43,732	27,934	4	(18,776)	468,296

Operating salaries and benefits	207,102	36,189	19,693	-	-	262,984

Self-insurance for workers’
compensation and general and
professional liability insurance	13,650	535	372	102	-	14,659

Other operating costs	108,348	1,790	4,456	1	(18,776)	95,819

General and administrative expenses	9,864	1,916	797	16,750	-	29,327

Provision for losses on accounts
receivable	3,656	171	160	-	-	3,987

Segment operating income (loss)	$72,782	$3,131	$2,456	$(16,849)	$-	$61,520

Center rent expense	18,056	115	244	-	-	18,415

Depreciation and amortization	9,728	128	190	677	-	10,723

Interest, net	3,209	(1)	1	9,517	-	12,726

Net segment income (loss)	$41,789	$2,889	$2,021	$(27,043)	$-	$19,656

Identifiable segment assets	$1,152,071	$15,020	$27,359	$880,149	$(528,445)	$1,546,154

Goodwill	$322,349	$75	$4,533	$-	$-	$326,957

Segment capital expenditures	$11,426	$135	$41	$263	$-	$11,865

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Three Months Ended
March 31, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$398,980	$21,710	$29,668	$11	$-	$450,369

Intersegment revenues	-	14,291	533	-	(14,824)	-

Total revenues	398,980	36,001	30,201	11	(14,824)	450,369

Operating salaries and benefits	202,533	29,926	22,473	-	-	254,932

Self-insurance for workers’
compensation and general and
professional liability insurance	13,790	527	342	115	-	14,774

Other operating costs	102,394	1,502	3,869	-	(14,824)	92,941

General and administrative expenses	9,509	1,617	811	16,585	-	28,522

Provision for losses on accounts
receivable	2,887	89	332	-	-	3,308

Segment operating income (loss)	$67,867	$2,340	$2,374	$(16,689)	$-	$55,892

Center rent expense	18,107	86	248	-	-	18,441

Depreciation and amortization	8,599	126	195	687	-	9,607

Interest, net	3,318	-	(1)	11,114	-	14,431

Net segment income (loss)	$37,843	$2,128	$1,932	$(28,490)	$-	$13,413

Identifiable segment assets	$1,099,591	$14,307	$37,875	$732,891	$(521,050)	$1,363,614

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277

Segment capital expenditures	$5,267	$56	$34	$482	$-	$5,839

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Net segment income	$19,656	$13,413
Gain on sale of assets	-	(77)
Consolidated income before income taxes and
discontinued operations	$19,656	$13,490

(9) Summarized Consolidating Information

        In connection with the Company's offering of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”) in April 2007, certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$83,300	$14,967	$1,678	$-	$99,945
Restricted cash	17,684	5,093	3,791	-	26,568
Accounts receivable, net	-	209,054	2,515	(17)	211,552
Prepaid expenses and other assets	7,752	15,226	400	(1,178)	22,200
Assets held for sale	959	-	-	-	959
Deferred tax assets	-	64,889	1,261	(8,445)	57,705
Total current assets	109,695	309,229	9,645	(9,640)	418,929
Property and equipment, net	7,462	530,166	67,872	-	605,500
Intangible assets, net	36,077	12,298	970	3,494	52,839
Goodwill	-	323,062	3,895	-	326,957
Restricted cash, non-current	2,963	342	-	-	3,305
Other assets	412	4,710	-	(25)	5,097
Deferred tax assets	15,110	126,130	-	(13,051)	128,189
Intercompany balances	318,265	-	15,308	(333,573)	-
Investment in subsidiaries	565,718	-	-	(565,718)	-
Total assets	$1,055,702	$1,305,937	$97,690	$(918,513)	$1,540,816

Current liabilities:
Accounts payable	$8,172	$49,746	$780	$(17)	$58,681
Accrued compensation and benefits	6,450	57,378	1,110	-	64,938
Accrued self-insurance obligations, current	4,110	42,009	408	-	46,527
Other accrued liabilities	6,420	52,188	4,039	(1,178)	61,469
Deferred tax liability	8,445	-	-	(8,445)	-
Current portion of long-term debt and capital lease
obligations	3,359	3,634	1,232	-	8,225
Total current liabilities	36,956	204,955	7,569	(9,640)	239,840
Accrued self-insurance obligations, net of current	42,832	70,969	429	-	114,230
Deferred tax liability	-	-	13,051	(13,051)	-
Long-term debt and capital lease obligations, net of current portion	528,810	105,171	64,080	-	698,061
Unfavorable lease obligations, net	-	18,301	-	(3,494)	14,807
Intercompany balances	-	326,610	-	(326,610)	-
Other long-term liabilities	32,308	23,559	3,215	-	59,082
Total liabilities	640,906	749,565	88,344	(352,795)	1,126,020

Stockholders’ equity:
Common stock	435	-	-	-	435
Additional paid-in capital	651,455	-	-	-	651,455
Accumulated deficit	(232,439)	556,372	9,346	(565,718)	(232,439)
Accumulated other comprehensive loss, net	(4,655)	-	-	-	(4,655)
Total stockholders' equity	414,796	556,372	9,346	(565,718)	414,796
Total liabilities and stockholders' equity	$1,055,702	$1,305,937	$97,690	$(918,513)	$1,540,816

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$72,529	$17,952	$1,672	$-	$92,153
Restricted cash	25,570	5,135	3,971	-	34,676
Accounts receivable, net	-	201,390	4,251	(21)	205,620
Prepaid expenses and other assets	8,909	13,229	496	(1,178)	21,456
Assets held for sale	951	2,693	10	-	3,654
Deferred tax assets	-	64,445	1,261	(8,445)	57,261
Total current assets	107,959	304,844	11,661	(9,644)	414,820
Property and equipment, net	7,877	527,413	68,355	-	603,645
Intangible assets, net	37,202	12,681	4,505	-	54,388
Goodwill	-	323,062	3,746	-	326,808
Restricted cash, non-current	2,963	340	-	-	3,303
Other assets	912	4,643	16	(8)	5,563
Deferred tax assets	15,140	132,718	-	(13,051)	134,807
Intercompany balances	372,179	-	3,730	(375,909)	-
Investment in subsidiaries	539,385	-	-	(539,385)	-
Total assets	$1,083,617	$1,305,701	$92,013	$(937,997)	$1,543,334

Current liabilities:
Accounts payable	$14,630	$46,107	$1,284	$(21)	$62,000
Accrued compensation and benefits	9,271	50,433	956	-	60,660
Accrued self-insurance obligations, current	4,001	40,735	557	-	45,293
Other accrued liabilities	14,741	42,585	709	(1,178)	56,857
Deferred tax liability	8,445	-	-	(8,445)	-
Current portion of long-term debt and capital lease
obligations	10,255	6,394	1,216	-	17,865
Total current liabilities	61,343	186,254	4,722	(9,644)	242,675
Accrued self-insurance obligations, net of current	43,159	70,969	429	-	114,557
Deferred tax liability	-	-	13,051	(13,051)	-
Long-term debt and capital lease obligations, net of current portion	543,214	100,360	64,402	-	707,976
Unfavorable lease obligations, net	-	15,514	-	-	15,514
Intercompany balances	-	375,917	-	(375,917)	-
Other long-term liabilities	32,192	26,711	-	-	58,903
Total liabilities	679,908	775,725	82,604	(398,612)	1,139,625

Stockholders’ equity:
Common stock	435	-	-	-	435
Additional paid-in capital	650,543	-	-	-	650,543
Accumulated deficit	(242,683)	529,976	9,409	(539,385)	(242,683)
Accumulated other comprehensive loss, net	(4,586)	-	-	-	(4,586)
Total stockholders' equity	403,709	529,976	9,409	(539,385)	403,709
Total liabilities and stockholders' equity	$1,083,617	$1,305,701	$92,013	$(937,997)	$1,543,334

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$4	$479,881	$7,187	$(18,776)	$468,296
Costs and expenses:
Operating salaries and benefits	-	258,973	4,011	-	262,984
Self-insurance for workers’ compensation and
general and professional liability insurance	102	14,398	159	-	14,659
General and administrative expenses (1)	17,121	12,206	-	-	29,327
Other operating costs	-	112,808	1,787	(18,776)	95,819
Center rent expense	-	18,898	(483)	-	18,415
Depreciation and amortization	676	9,469	578	-	10,723
Provision for losses on accounts receivable	-	3,879	108	-	3,987
Interest, net	9,377	2,231	1,118	-	12,726
Income from investment in subsidiaries	(26,333)	-	-	26,333	-
Total costs and expenses	943	432,862	7,278	7,557	448,640

(Loss) income before income taxes and
discontinued operations	(939)	47,019	(91)	(26,333)	19,656
Income tax (benefit) expense	(11,182)	19,278	(37)	-	8,059
Income (loss) from continuing operations	10,243	27,741	(54)	(26,333)	11,597

Discontinued operations:
Loss from discontinued operations, net	-	(823)	(223)	-	(1,046)
(Loss) gain on disposal of discontinued
operations, net	-	(522)	214	-	(308)
Loss on discontinued operations, net	-	(1,345)	(9)	-	(1,354)

Net income (loss)	$10,243	$26,396	$(63)	$(26,333)	$10,243

     (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$12	$459,538	$5,643	$(14,824)	$450,369
Costs and expenses:
Operating salaries and benefits	1	251,873	3,058	-	254,932
Self-insurance for workers’ compensation and
general and professional liability insurance	115	14,499	160	-	14,774
General and administrative expenses (1)	16,586	11,936	-	-	28,522
Other operating costs	-	106,562	1,203	(14,824)	92,941
Center rent expense	-	19,012	(571)	-	18,441
Depreciation and amortization	687	8,360	560	-	9,607
Provision for losses on accounts receivable	-	3,189	119	-	3,308
Interest, net	11,113	2,154	1,164	-	14,431
Gain on sale of assets	(77)	-	-	-	(77)
Income from investment in subsidiaries	(25,627)	-	-	25,627	-
Total costs and expenses	2,798	417,585	5,693	10,803	436,879

(Loss) income before income taxes and
discontinued operations	(2,786)	41,953	(50)	(25,627)	13,490
Income tax (benefit) expense	(11,362)	16,770	(20)	-	5,388
Income (loss) from continuing operations	8,576	25,183	(30)	(25,627)	8,102

Discontinued operations:
Income from discontinued operations, net	1	535	1	-	537
Loss on disposal of discontinued
operations, net	-	(4)	(58)	-	(62)
Income (loss) on discontinued operations, net	1	531	(57)	-	475

Net income (loss)	$8,577	$25,714	$(87)	$(25,627)	$8,577

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$25,816	$7,335	$4,242	$-	$37,393

Cash flows from investing activities:
Capital expenditures	(260)	(11,539)	(66)	-	(11,865)
Proceeds from sale of assets held for sale	-	2,174	-	-	2,174
Net cash used for investing activities	(260)	(9,365)	(66)	-	(9,691)

Cash flows from financing activities:
Principal repayments of long-term debt and
capital lease obligations	(14,798)	(955)	(3,859)	-	(19,612)
Distribution to non-controlling interest	-	-	(311)	-	(311)
Proceeds from issuance of common stock	13	-	-	-	13
Net cash used for financing activities	(14,785)	(955)	(4,170)	-	(19,910)
Net increase (decrease) in cash and cash equivalents	10,771	(2,985)	6	-	7,792
Cash and cash equivalents at beginning of period	72,529	17,952	1,672	-	92,153
Cash and cash equivalents at end of period	$83,300	$14,967	$1,678	$-	$99,945

For the Three Months Ended March 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$10,167	$2,519	$2,113	$-	$14,799

Cash flows from investing activities:
Capital expenditures	(481)	(5,429)	(6)	-	(5,916)
Proceeds from sale of assets held for sale	3,777	-	-	-	3,777
Acquisitions, net	-	(307)	-	-	(307)
Net cash provided by (used for) investing activities	3,296	(5,736)	(6)	-	(2,446)

Cash flows from financing activities:
Principal repayments of long-term debt and capital lease obligations	(926)	(1,873)	(285)	-	(3,084)
Payment to non-controlling interest	-	-	(2,035)	-	(2,035)
Distribution to non-controlling interest	-	-	(223)	-	(223)
Proceeds from issuance of common stock	39	-	-	-	39
Net cash used for financing activities	(887)	(1,873)	(2,543)	-	(5,303)
Net increase (decrease) in cash and cash equivalents	12,576	(5,090)	(436)	-	7,050
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$42,797	$18,457	$1,628	$-	$62,882

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 184 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers with 23,345 licensed beds located in 25 states as of March 31, 2009. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

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

In addition, we have experienced, and may continue to experience, due to current economic conditions, reduced demand for the specialty services that we provide to third parties.  We are unable to predict the future impact or extent of such reduced demand.

The following table sets forth the revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the
	Three Months Ended
Sources of Revenues	March 31, 2009		March 31, 2008

Consolidated:
Medicaid	$181,451	38.7%	$178,917	39.7%
Medicare	141,876	30.3	129,158	28.7
Private pay and other	118,560	25.4	120,271	26.7
Managed care and commercial insurance	26,409	5.6	22,023	4.9
Total	$468,296	100.0%	$450,369	100.0%

Inpatient Only:
Medicaid	$181,410	43.7%	$178,899	44.8%
Medicare	137,864	33.2	126,413	31.7
Private pay and other	69,861	16.8	71,802	18.0
Managed care and commercial insurance	26,267	6.3	21,866	5.5
Total	$415,402	100.0%	$398,980	100.0%

Medicare

Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation’s elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled or those having end-stage renal disease.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the Three Months Ended
March 31, 2009	March 31, 2008
$450.47	$412.91

On July 31, 2008, the Centers for Medicare and Medicaid Services issued a final rule to implement a 3.4% market basket increase for the 2009 federal fiscal year which commenced on October 1, 2008.  The rule also contained an update of the wage indices.   We estimate that the net impact of these changes will be a 3.3% increase in our reimbursement rates, which should result in increased revenues of approximately $3.8 million per quarter.

The Balanced Budget Act of 1997 established limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception is currently in place for patients residing in skilled nursing centers until at least December 31, 2009.

Medicaid

Medicaid is a state-administered program financed by state funds and federal matching funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods. Each state in which we operate nursing and rehabilitation centers has its own unique Medicaid reimbursement system.

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the Three Months Ended
March 31, 2009	March 31, 2008
$168.71	$165.06

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Managed Care and Insurance

During the three months ended March 31, 2009, we received 5.6% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the Medicare Part C managed care option for beneficiaries entitled to Part A and enrolled in Part B.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the Three Months Ended
March 31, 2009	March 31, 2008
$373.93	$342.93

Private Payors, Veterans and Other

During the three months ended March 31, 2009, we received 25.4% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

For the Three Months Ended
March 31, 2009	March 31, 2008
$178.31	$171.18

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective beginning January 1, 2009, and did not have a material impact on our financial position, cash flows or results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of the FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), for certain nonfinancial assets and nonfinancial liabilities until interim periods for fiscal years beginning after November 15, 2008.  SFAS No. 157 changed the underlying methodology of determining fair value when fair value measurements are required in accounting principles generally accepted in the United States.  SFAS No. 157 also expanded the disclosure requirements about fair value measurements.  The adoption of FSP FAS 157-2 did not have a material impact on our financial position, cash flows or results of operations.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which expands quarterly disclosure requirements in SFAS No. 157 about how an entity determines fair value when the volume and level of activity for an asset or liability have significantly decreased and transactions related to such assets and liabilities are not orderly.  This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  We are currently assessing the impact of FSP FAS No. 157-4 on our consolidated financial position, cash flows and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, and we have included the required disclosures in Note 2 – “Long-Term Debt and Capital Lease Obligations” of our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 did not have a material impact on our financial position, cash flows or results of operations; however, it could impact future transactions.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”).  This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements.  We do not anticipate that this FASB Staff Position will impact our consolidated financial position, cash flows or results of operations, and we will include the required disclosures beginning with our June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements.  As we currently do not own any debt or equity securities, this Staff Position is not expected to impact our financial position, cash flows or results of operations.  Should we own any such securities in the future, the provisions of this Staff Position will be applied.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Total net revenues	$468,296	$450,369	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	262,984	254,932	56.2	56.6
Self-insurance for workers’ compensation and general
and professional liabilities	14,659	14,774	3.1	3.3
Other operating costs (1)	108,396	104,877	23.1	23.3
Center rent expense	18,415	18,441	3.9	4.1
General and administrative expenses	16,750	16,586	3.6	3.7
Depreciation and amortization	10,723	9,607	2.3	2.1
Provision for losses on accounts receivable	3,987	3,308	0.9	0.7
Interest, net	12,726	14,431	2.7	3.2
Other income	-	(77)	-	-
Income before income taxes and discontinued
operations	19,656	13,490	4.2	3.0
Income tax expense	8,059	5,388	1.7	1.2
Income from continuing operations	11,597	8,102	2.5	1.8
(Loss) income from discontinued operations, net	(1,354)	475	(0.3)	0.1
Net income	$10,243	$8,577	2.2%	1.9%

(1)   Operating administrative expenses are included in “other operating costs” above.

The following discussion of the “Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008” is based, in part, on the financial information presented in Note 8 – “Segment Information” in our consolidated financial statements.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $17.9 million, or 4.0%, to $468.3 million for the three months ended March 31, 2009 from $450.4 million for the three months ended March 31, 2008. We reported net income for the three months ended March 31, 2009 of $10.2 million compared to net income of $8.6 million for the three months ended March 31, 2008.

The increase in net revenues for the 2009 period included $16.4 million of additional revenue in our Inpatient Services segment primarily due to increases in Medicare Part A and Part B rates, higher customer base and rates in managed care and commercial insurance revenues, and improved Medicaid rates.  The remainder of the increase primarily resulted from a $7.7 million increase in revenue from our Rehabilitation Therapy segment due primarily to increases in billable minutes and billing rates, partially offset by a $2.3 million decrease in revenue from our Medical Staffing segment mainly due to a decrease in billable nursing hours.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $8.1 million, or 3.2%, to $263.0 million (56.2% of net revenues) for the three months ended March 31, 2009 from $254.9 million (56.6% of net revenues) for the three months ended March 31, 2008.  The increase resulted primarily from $4.6 million of wage increases

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

in our Inpatient Services segment and a $6.3 million increase from our Rehabilitation Therapy segment attributable to wage rate increases and business growth.  These increases were offset by a $2.8 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the nurse staffing and pharmacy business.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $0.1 million, or 0.7%, to $14.7 million (3.1% of net revenues) for the three months ended March 31, 2009 from $14.8 million (3.3% of net revenues) for the three months ended March 31, 2008 primarily due to decreased medical, legal and administrative costs associated with claims.

Other operating costs increased $3.5 million, or 3.3%, to $108.4 million (23.1% of net revenues) for the three months ended March 31, 2009 from $104.9 million (23.3% of net revenues) for the three months ended March 31, 2008.  The increase was primarily due to an increase in our Inpatient Services segment primarily driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy and an increase in purchased services.

Center rent expense remained constant at $18.4 million for the three months ended March 31, 2009 (3.9% of net revenues) from the three months ended March 31, 2008 (4.1% of net revenues).

General and administrative expenses increased $0.2 million, or 1.2%, to $16.8 million (3.6% of net revenues) for the three months ended March 31, 2009 from $16.6 million (3.7% of net revenues) for the three months ended March 31, 2008.  The increase was due to higher costs in our Corporate segment primarily from increased benefits expenses and customer service initiatives, partially offset by cost reductions in professional and consultant fees and utilities.

Depreciation and amortization increased $1.1 million, or 11.5%, to $10.7 million (2.3% of net revenues) for the three months ended March 31, 2009 from $9.6 million (2.1% of net revenues) for the three months ended March 31, 2008.  The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

The provision for losses on accounts receivable increased $0.7 million, or 21.2%, to $4.0 million (0.9% of net revenues) for the three months ended March 31, 2009 from $3.3 million (0.7% of net revenues) for the three months ended March 31, 2008.  The increase resulted from slower cash collections which we attribute to the weakened economy.

Net interest expense decreased $1.7 million, or 11.8%, to $12.7 million (2.7% of net revenues) for the three months ended March 31, 2009 from $14.4 million (3.2% of net revenues) for the three months ended March 31, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended March 31 (dollars in thousands):

	2009		2008

Inpatient Services	$415,402	88.7%	$398,980	88.6%
Rehabilitation Therapy Services	43,732	9.3	36,001	8.0
Medical Staffing Services	27,934	6.0	30,201	6.7
Corporate	4	-	11	-
Intersegment Eliminations	(18,776)	(4.0)	(14,824)	(3.3)

Total net revenues	$468,296	100.0%	$450,369	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended March 31 (in thousands):

	2009	2008

Rehabilitation Therapy Services	$18,216	$14,291
Medical Staffing Services	560	533
Total intersegment revenue	$18,776	$14,824

The following table sets forth the amount of net segment income for the three months ended March 31 (in thousands):

	2009	2008

Inpatient Services	$41,789	$37,843
Rehabilitation Therapy Services	2,889	2,128
Medical Staffing Services	2,021	1,932
Net segment income before Corporate	46,699	41,903
Corporate	(27,043)	(28,490)
Net segment income	$19,656	$13,413

Inpatient Services

 Net revenues increased $16.4 million, or 4.1%, to $415.4 million for the three months ended March 31, 2009 from $399.0 million for the three months ended March 31, 2008.  The increase was primarily the result of:

-	an increase of $11.6 million in Medicare revenues comprised of a $10.1 million increase from an increase in Medicare Part A rates and a $1.5 million increase in Medicare Part B revenues;

-
a $4.4 million increase in managed care and commercial insurance revenues driven by a higher customer base, which contributed $2.3 million of the increase, and higher rates, which drove the remaining $2.1 million of the increase;

-	an increase of $3.7 million in Medicaid revenues due to improved rates;

-	a $3.0 million increase in hospice Medicare revenues;

-	a $2.4 million increase in private pay revenues due to higher rates; and

-	an increase of $0.4 million in other revenues;

Offset in part by:

-	a $4.6 million decrease in private pay revenues due to lower customer base and lower other revenues;

-	a $3.0 million decrease in Medicare revenues due to lower customer base;

-	a $1.3 million decrease in Medicaid revenues due to lower customer base; and

-	a $0.2 million decrease in revenues related to our Medicare Part B billing company.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Operating salaries and benefits expenses increased $4.6 million, or 2.3%, to $207.1 million for the three months ended March 31, 2009 from $202.5 million for the three months ended March 31, 2008.  The increase was attributable to the following:

-	wage increases and related benefits and taxes of $5.5 million;

-	an increase of $0.7 million in health insurance expense; and

-	an increase of $0.5 million in bonus expense;

Offset in part by:

-	a decrease of $2.1 million in overtime pay.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $0.1 million, or 0.7%, to $13.7 million for the three months ended March 31, 2009 as compared to $13.8 million for the three months ended March 31, 2008 primarily due to decreased medical, legal and administrative costs associated with claims.

Other operating costs increased $5.9 million, or 5.8%, to $108.3 million for the three months ended March 31, 2009 from $102.4 million for the three months ended March 31, 2008.  The increase was attributable to the following:

-	a $3.3 million increase in therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $1.5 million increase in purchased services including repairs and maintenance, software maintenance and service contracts;

-	a $1.0 million increase in taxes primarily related to real estate and gross receipts;

-	a $0.5 million increase in supplies, due to higher costs for medical, IV, oxygen and office supplies; and

-	a $0.2 million increase in utilities expense, principally due to increases in electricity rates;

Offset in part by:

-	a $0.6 million decrease in civil monetary penalties and legal fees.

General and administrative expenses increased $0.4 million, or 4.2%, to $9.9 million for the three months ended March 31, 2009 from $9.5 million for the three months ended March 31, 2008. The increase is primarily due to the salaries and benefits associated with the filling of open positions and increased travel and utility costs.

The provision for losses on accounts receivable increased $0.8 million, or 27.6%, to approximately $3.7 million for the three months ended March 31, 2009 from $2.9 million for the three months ended March 31, 2008.  The increase resulted from slower cash collections which we attribute to the weakened economy.

Center rent expense of $18.1 million for the three months ended March 31, 2009 was consistent with the $18.1 million of rent expense for the three months ended March 31, 2008.

Depreciation and amortization increased $1.1 million, or 12.8%, to $9.7 million for the three months ended March 31, 2009 from $8.6 million for the three months ended March 31, 2008. The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

Net interest expense for the three months ended March 31, 2009 was $3.2 million as compared to $3.3 million for the three months ended March 31, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $7.7 million, or 21.4%, to $43.7 million for the three months ended March 31, 2009 from $36.0 million for the three months ended March 31, 2008. The revenue increase was the result of:

-
an increase of $6.9 million attributable to increased billable minutes, of which (1) new contracts, net of lost contracts, accounted for $3.2 million, or 46%, and (2) existing contracts accounted for $3.7 million, or 54%;

-
an increase of $0.7 million attributable to an increase in our revenue per minute rate due to our renegotiation of certain customer contract rates and an increase in assisted and community living business; and

-	an increase of $0.1 million attributable to an increase in revenue earned for contract management fees.

Operating salaries and benefits expenses increased $6.3 million, or 21.1%, to $36.2 million for the three months ended March 31, 2009 from $29.9 million for the three months ended March 31, 2008. The increase was primarily driven by wage rate increases coupled with the aforementioned increase in service volume.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $2.3 million, or 7.6%, to $27.9 million for the three months ended March 31, 2009 from $30.2 million for the three months ended March 31, 2008.  The decrease was primarily the result of:

-	a decrease of $2.8 million attributable to a decline in demand for one line of business, nursing; and

-	a decrease of $1.0 million related to closed offices;

Offset in part by:

-	an increase of $1.1 million due to an increase in fees earned from the temporary placement of physicians; and

-	an increase of $0.4 million due principally to an average across the board bill rate per hour increase.

Operating salaries and benefits expenses were $19.7 million for the three months ended March 31, 2009 as compared to $22.5 million for the three months ended March 31, 2008, a decrease of $2.8 million, or 12.4%. The decrease in operating salaries and benefits resulted from a decline in staffing levels due to a decrease in the nurse staffing and pharmacy business.

Other operating costs increased $0.6 million, or 15.4%, to $4.5 million for the three months ended March 31, 2009 from $3.9 million for the three months ended March 31, 2008. The increase was primarily attributable to costs paid for temporary independent contractors that are physicians.

Corporate

General and administrative expenses not directly attributed to segments increased $0.2 million, or 1.2%, to $16.8 million for the three months ended March 31, 2009 from $16.6 million for the three months ended March 31, 2008. The increase was primarily due to increases in benefits expenses and customer service initiatives, partially offset by cost reductions in professional and consultant fees and utilities.

Interest expense

Interest expense not directly attributed to operating segments decreased $1.6 million, or 14.4%, to $9.5 million for the three months ended March 31, 2009 from $11.1 million for the three months ended March 31, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since March 31, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

There have been no material changes to our liquidity and capital resources since December 31, 2008.  For the three months ended March 31, 2009, our net income was $10.2 million.  As of March 31, 2009, our working capital was $179.1 million. As of March 31, 2009, we had cash and cash equivalents of $99.9 million, $706.3 million in borrowings and $50.0 million available under our revolving credit facility.  As of March 31, 2009, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness, and the indenture governing our 9-1/8% Senior Subordinated Notes due 2015.

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

In April 2009, we purchased a leased center in Oklahoma that we operate but did not own.  The purchase price of $3.3 million was funded through available cash.

Cash Flows

During the three months ended March 31, 2009, net cash provided by operating activities increased by $22.6 million as compared to the same period last year. This increase was the result of (i) our quarter-over-quarter increase in net income of $1.7 million, (ii) our quarter-over-quarter increase in working capital changes of $13.9 million, driven by changes in accounts receivable, restricted cash, prepaid expenses and other assets, income taxes payable, accrued compensation and benefits and other accrued liabilities and (iii) a $7.0 million increase in non-cash adjustments to net income, principally related to deferred taxes.

Net cash used for investing activities of $9.7 million for the three months ended March 31, 2009 is comprised of (i) $11.9 million used for capital expenditures offset by (ii) $2.2 million of proceeds received from the sale of assets held for sale.

Net cash used for financing activities of $19.9 million for the three months ended March 31, 2009 is comprised of (i) $19.6 million used to repay long-term debt and capital lease obligations and (ii) $0.3 million used for distributions to non-controlling interests.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $11.9 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							March 31,	December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2009 (1)	2008 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$5,911	$13,798	$34,568	$5,701	$36,485	$402,199	$498,662	$445,613	$442,992
Rate	8.0%	7.7%	7.4%	7.9%	7.4%	7.6%

Variable rate debt	$2,314	$2,346	$26,353	$1,901	$1,426	$172,592	$206,932	$141,306	$202,442
Rate	3.5%	3.4%	2.9%	3.3%	3.3%	3.4%

Interest rate swaps:
Variable to fixed	$150,000	$150,000	-	-	-	-		$(7,758)	$(7,644)
Average pay rate	4.8%	4.8%	-	-	-	-
Average receive rate	1.2%	1.2%	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and our principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Disclosure controls  and procedures are defined as controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On December 17, 2008, the Compensation Committee of our Board of Directors approved the Sun Healthcare Group, Inc. Deferred Compensation Plan.  The material terms of the Deferred Compensation Plan were described in Part II, Item 4 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 5, 2009, and such description is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Executive Bonus Plan

10.2	Sun Healthcare Group, Inc. Deferred Compensation Plan

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

April 29, 2009