Form 10-K/A
period 2008-12-31
SUN HEALTHCARE GROUP INC
filed 2009-07-08
CIK 904978

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

EXPLANATORY NOTE

Sun Healthcare Group, Inc. (“Sun”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 3, 2009 (the “Original Filing”), solely to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the Original Filing and to amend in its entirety Item 15(b), Part IV of the Original Filing.  The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the Original Filing and in response to a comment letter provided to Sun by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission.  No other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Original Filing.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

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

4.4.1(7)
First Supplemental Indenture, dated as of April 19, 2007, among Sun Healthcare Group, Inc., Harborside, certain subsidiaries of Harborside named therein and Wells Fargo Bank, National Association, as Trustee

4.4.2#
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

10.1(7)	Credit Agreement, dated as of April 19, 2007, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

10.2(8)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3#+	Amended and Restated 2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3.1#+	Form of Stock Option Agreement

10.3.2#+	Form of Stock Unit Agreement for employees

10.3.3#+	Form of Stock Unit Agreement for non-employee directors

10.4#+	Non-employee Directors Stock-for-Fees Program and Payment Election Form

10.5(9)+	Peak Medical Corporation 1998 Stock Incentive Plan

10.6#+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Richard Matros dated as of December 17, 2008

10.7#+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of December 17, 2008

10.8#+	Amended and Restated Employment Agreement by and between Sun Health Specialty Services, Inc. and William A. Mathies dated as of December 17, 2008

10.9#+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Michael Newman dated as of December 17, 2008

10.10#+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker dated as of December 17, 2008

10.11(10)+	Director Compensation Policy of Sun Healthcare Group, Inc. adopted as of March 18, 2008

10.12#+	Executive Bonus Plan

10.13(11)
Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated February 1, 2008

10.13.1#
First Amendment to Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated August 26, 2008

10.13.2#	Second Amendment to Second Amended and Restated Master Lease Agreement among

Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated February 26, 2009

14.1(2)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1#	Subsidiaries of Sun Healthcare Group, Inc.

23.1#	Consent of Ernst & Young LLP

23.2#	Consent of PricewaterhouseCoopers LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

31.2*	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.1#	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.2#	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer
_______________

*      Filed herewith.
#      Previously filed.
+      Designates a management compensation plan, contract or arrangement

(1)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006
(2)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004
(3)	Incorporated by reference from exhibits to our Form 8-K filed on December 27, 2007
(4)	Incorporated by reference from exhibits to our Form 8-A filed on March 6, 2002
(5)	Incorporated by reference from exhibits to our Form 8-K filed on February 20, 2004
(6)	Incorporated by reference from exhibits to our Form 8-K filed on April 18, 2007
(7)	Incorporated by reference from exhibits to our Form 8-K filed on April 25, 2007
(8)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002
(9)	Incorporated by reference from exhibits to our Form 8-K filed on January 9, 2006
(10)	Incorporated by reference from exhibits to our Form 8-K filed on April 3, 2008
(11)	Incorporated by reference from exhibits to our Form 10-K filed on March 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Chief Financial Officer

July 8, 2009