Form 10-Q/A
period 2009-03-31
SUN HEALTHCARE GROUP INC
filed 2009-07-08
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Sun Healthcare Group, Inc. (“Sun”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission on April 29, 2009 (the “Original Filing”), solely to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the Original Filing and to amend in its entirety Item 6, Part II of the Original Filing.  The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the Original Filing and in response to a comment letter provided to Sun by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission.  No other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Original Filing.

 PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1#	Executive Bonus Plan

10.2#	Sun Healthcare Group, Inc. Deferred Compensation Plan

31.1*	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2*	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1#	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2#	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

_______________

*      Filed herewith.
#      Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

July 8, 2009