Form 10-Q
period 2009-06-30
SUN HEALTHCARE GROUP INC
filed 2009-08-07
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of August 4, 2009, there were 43,724,879 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of June 30, 2009
	As of December 31, 2008

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended June 30, 2009 and 2008
	For the six months ended June 30, 2009 and 2008

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended June 30, 2009 and 2008
	For the six months ended June 30, 2009 and 2008

	Notes to Consolidated Financial Statements (unaudited)	8-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 6.	Exhibits	53

Signature		53

References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this “10-Q”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursement and other changes in government reimbursement programs, projected costs and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations and words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” "intend,” ”should,” “may” and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those referred to below and included herein.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the factors set forth below. You should also carefully consider the risks described in our 2008 Annual Report on Form 10-K (see Item 1A – “Risk Factors”).  There may be additional risks of which we are presently unaware or that we currently deem immaterial.
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	June 30, 2009	December 31, 2008
		(Note 1)
Current assets:
Cash and cash equivalents	$95,672	$92,153
Restricted cash	25,150	34,676
Accounts receivable, net of allowance for doubtful accounts
of $48,386 and $44,830 at June 30, 2009 and
December 31, 2008, respectively	216,795	205,620
Prepaid expenses and other assets	23,141	21,456
Assets held for sale	959	3,654
Deferred tax assets	58,534	57,261

Total current assets	420,251	414,820

Property and equipment, net	611,403	603,645
Intangible assets, net	50,723	54,388
Goodwill	327,020	326,808
Restricted cash, non-current	3,308	3,303
Deferred tax assets	121,015	134,807
Other assets	5,068	5,563

Total assets	$1,538,788	$1,543,334

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30, 2009	December 31, 2008
		(Note 1)
Current liabilities:
Accounts payable	$56,821	$62,000
Accrued compensation and benefits	61,031	60,660
Accrued self-insurance obligations, current	48,619	45,293
Other accrued liabilities	55,831	56,857
Current portion of long-term debt and capital lease obligations	8,260	17,865

Total current liabilities	230,562	242,675

Accrued self-insurance obligations, net of current portion	112,482	114,557
Long-term debt and capital lease obligations, net of current portion	696,022	707,976
Unfavorable lease obligations, net	14,092	15,514
Other long-term liabilities	59,045	58,903

Total liabilities	1,112,203	1,139,625

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, no shares were issued or outstanding as of
June 30, 2009 and December 31, 2008	-	-
Common stock of $.01 par value, authorized 125,000,000
shares; 43,720,116 and 43,544,765 shares issued and
outstanding as of June 30, 2009 and December 31, 2008,
respectively	437	435
Additional paid-in capital	652,773	650,543
Accumulated deficit	(222,344)	(242,683)
Accumulated other comprehensive loss, net	(4,281)	(4,586)
Total stockholders’ equity	426,585	403,709

Total liabilities and stockholders’ equity	$1,538,788	$1,543,334

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	June 30, 2009	June 30, 2008

Total net revenues	$468,884	$450,933
Costs and expenses:
Operating salaries and benefits	262,039	252,088
Self-insurance for workers’ compensation and general and
professional liability insurance	16,815	11,697
Operating administrative expenses	13,192	12,944
Other operating costs	94,563	92,179
Center rent expense	18,268	18,534
General and administrative expenses	15,721	16,111
Depreciation and amortization	11,153	9,782
Provision for losses on accounts receivable	6,294	2,877
Interest, net of interest income of $96 and $569, respectively	12,465	13,643
Loss on sale of assets	40	-
Total costs and expenses	450,550	429,855

Income before income taxes and discontinued operations	18,334	21,078
Income tax expense	7,517	8,445
Income from continuing operations	10,817	12,633

Discontinued operations:
Loss from discontinued operations, net of related taxes	(714)	(1,141)
Loss on disposal of discontinued operations, net of
related taxes	(7)	(1,807)
Loss from discontinued operations, net	(721)	(2,948)

Net income	$10,096	$9,685

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.25	$0.29
Loss from discontinued operations, net	(0.02)	(0.07)
Net income	$0.23	$0.22

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.25	$0.29
Loss from discontinued operations, net	(0.02)	(0.07)
Net income	$0.23	$0.22

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,851	43,188
Diluted	43,960	43,928

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Six Months Ended
	June 30, 2009	June 30, 2008

Total net revenues	$937,180	$901,302
Costs and expenses:
Operating salaries and benefits	525,023	507,019
Self-insurance for workers’ compensation and general and
professional liability insurance	31,474	26,471
Operating administrative expenses	25,769	24,880
Other operating costs	190,382	185,121
Center rent expense	36,683	36,975
General and administrative expenses	32,471	32,697
Depreciation and amortization	21,876	19,389
Provision for losses on accounts receivable	10,281	6,184
Interest, net of interest income of $203 and $1,114, respectively	25,191	28,074
Loss (gain) on sale of assets	41	(76)
Total costs and expenses	899,191	866,734

Income before income taxes and discontinued operations	37,989	34,568
Income tax expense	15,575	13,833
Income from continuing operations	22,414	20,735

Discontinued operations:
Loss from discontinued operations, net of related taxes	(1,760)	(604)
Loss on disposal of discontinued operations, net of
related taxes	(315)	(1,869)
Loss from discontinued operations, net	(2,075)	(2,473)

Net income	$20,339	$18,262

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.51	$0.48
Loss from discontinued operations, net	(0.05)	(0.06)
Net income	$0.46	$0.42

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.51	$0.47
Loss from discontinued operations, net	(0.05)	(0.06)
Net income	$0.46	$0.41

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,748	43,122
Diluted	43,891	44,034

See accompanying notes.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$10,096	$9,685	$20,339	$18,262
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	11,153	9,883	21,876	19,600
Amortization of favorable and unfavorable lease intangibles	(474)	(488)	(876)	(991)
Provision for losses on accounts receivable	6,294	3,210	10,281	6,511
Loss on sale of assets, including discontinued
operations, net	53	1,732	575	1,716
Impairment charge for discontinued operation	-	1,800	-	1,800
Stock-based compensation expense	1,641	1,368	2,909	2,333
Deferred taxes	6,345	6,442	12,519	8,271
Other	-	79	-	79
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,599)	(3,512)	(21,667)	(19,552)
Restricted cash	1,415	3,058	9,521	3,063
Prepaid expenses and other assets	(392)	(1,905)	(238)	(5,321)
Accounts payable	(1,527)	(1,727)	(5,063)	(3,130)
Accrued compensation and benefits	(3,907)	(4,713)	366	(3,651)
Accrued self-insurance obligations	344	(2,268)	1,251	(235)
Income taxes payable	-	1,121	-	1,591
Other accrued liabilities	(5,571)	(10,049)	(825)	(3,617)
Other long-term liabilities	885	4,266	1,181	6,052
Net cash provided by operating activities	14,756	17,982	52,149	32,781

Cash flows from investing activities:
Capital expenditures	(13,137)	(10,223)	(25,002)	(16,139)
Purchase of leased real estate	(3,275)	(727)	(3,275)	(727)
Proceeds from sale of assets held for sale	-	180	2,174	3,957
Acquisitions, net of cash acquired	-	(6)	-	(313)
Insurance proceeds received	-	75	-	75
Net cash used for investing activities	(16,412)	(10,701)	(26,103)	(13,147)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,290	-	20,290
Principal repayments of long-term debt and capital lease
obligations	(2,075)	(22,115)	(21,687)	(25,199)
Payment to non-controlling interest	-	-	-	(2,035)
Distribution to non-controlling interest	(549)	-	(860)	(223)
Proceeds from issuance of common stock	7	31	20	70
Net cash used for financing activities	(2,617)	(1,794)	(22,527)	(7,097)

Net (decrease) increase in cash and cash equivalents	(4,273)	5,487	3,519	12,537
Cash and cash equivalents at beginning of period	99,945	62,882	92,153	55,832
Cash and cash equivalents at end of period	$95,672	$68,369	$95,672	$68,369

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 207 healthcare centers in 25 states as of June 30, 2009.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at June 30, 2009, and our consolidated results of operations and cash flows for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 was effective beginning January 1, 2009, and did not have a material impact on our financial position, cash flows or results of operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”), about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for fiscal years beginning January 1, 2009, and we have included the required disclosures in Note 2 – “Long-Term Debt and Capital Lease Obligations” below.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use concerning renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 did not have a material impact on our financial position, cash flows or results of operations; however, it could impact future transactions.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”).  This pronouncement was effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements.  The adoption of SFAS No. 107 and APB No. 28 did not have a material impact on our financial position, cash flows or results of operations.  All required disclosures have been included in our June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS Nos. 115-2 and 124-2”), which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements.  As we currently do not own any debt or equity securities, this Staff Position is not expected to impact our financial position, cash flows or results of operations.  Should we own any such securities in the future, the provisions of this Staff Position will be applied.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which expands quarterly disclosure requirements in SFAS No. 157 about how an entity determines fair value when the volume and level of activity for an asset or liability have significantly decreased and transactions related to such assets and liabilities are not orderly.  This pronouncement was effective beginning with our June 30, 2009 interim financial statements.  The adoption of FSP FAS 157-4 did not have a material impact on our financial position, cash flows or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires companies to evaluate events or transactions taking place after the balance sheet date for recognition in the financial statements prior to issuance.  Additionally, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 became effective for our interim and annual reporting periods on April 1, 2009.  The adoption of SFAS No. 165 did not impact our financial position, cash flows or results of operations.  For the purposes of this reporting

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

period, we have evaluated the subsequent events occurring after June 30, 2009 through August 6, 2009, which we consider to be the date that the financial statements were “issued” and “available to be issued”.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”), which provides guidance on accounting for and disclosure of  the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, SFAS No. 166 eliminates the concept of the “qualified special purpose entity” (as established in Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125) and replaces it with the the concept of a “participating interest”, which is defined as an entity having a proportionate ownership interest in the asset(s) being transferred.  SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009.  We do not expect SFAS No. 166 to have any impact on our financial position, cash flows or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments for FASB Interpretation No. 46(R) (“SFAS No. 167”), which provides guidance on determining whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) based on the power to direct the activities of the VIE and the obligation to absorb losses of the VIE.  SFAS No. 167 requires an entity to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  Additionally, SFAS No. 167 requires an entity to assess, on an ongoing basis, whether or not it continues to be the primary beneficiary of a VIE.  SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009.  We do not expect SFAS No. 167 to have any impact on our financial position, cash flows or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The impact of SFAS No. 168 will only impact references for accounting guidance.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial statements to conform to the 2009 financial statement presentation.  Primarily, we have reclassified the results of operations of four divested centers (see Note 4 – “Discontinued Operations and Assets Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with accounting principles generally accepted in the United States.  As discussed in “Recent Accounting Pronouncements” above, the adoption of SFAS No. 160 did not have a material impact on our financial position, cash flows or results of operations, although we did reclassify $1.5 million previously reported as minority interest payable on our December 31, 2008 consolidated balance sheet in our 2008 Form 10-K to other long-term liabilities to conform to the 2009 financial statement presentation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	June 30, 2009	December 31, 2008

Revolving credit facility	$-	$-
Mortgage notes payable due at various dates through 2037, interest at rates from 3.7% to 11.1%, collateralized by the carrying values of
various centers totaling approximately $200,000 (1)	172,430	178,142
Term loan agreement	330,786	346,359
Senior subordinated notes	200,000	200,000
Capital leases	1,066	1,340
Total long-term obligations	704,282	725,841
Less amounts due within one year	(8,260)	(17,865)
Long-term obligations, net of current portion	$696,022	$707,976

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding premiums, as of June 30, 2009, were as follows (in thousands):

For the twelve months ending June 30:

2010	$8,260
2011	62,227
2012	6,664
2013	6,789
2014	351,568
Thereafter	268,087
$703,595

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The interest rate swap agreements qualify for hedge accounting treatment under SFAS No. 133 and have been designated as cash flow hedges.  Hedge effectiveness testing for the three and six months ended June 30, 2009 and 2008 indicates that the swaps are highly effective hedges and as such, there is no amount related to hedging ineffectiveness to expense.  We do not anticipate our 2009 other comprehensive loss to be reclassified into earnings within the next year.

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swap	Other Long Term		Other Long Term
agreements	Liabilities	$7,135	Liabilities	$7,644

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended June 30, is as follows (in thousands):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss) Recognized in		Accumulated Other Comprehensive
	Other Comprehensive Income/(Loss)		Loss to Income (effective portion)
	2009	2008	2009	2008
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$374	$1,580	$-	$-

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the six months ended June 30, is as follows (in thousands):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss) Recognized in		Accumulated Other Comprehensive
	Other Comprehensive Income/(Loss)		Loss to Income (effective portion)
	2009	2008	2009	2008
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$305	$(141)	$-	$-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$95,672	$95,672	$92,153	$92,153
Restricted cash	$28,458	$28,458	$37,979	$37,979
Long-term debt and capital lease obligations,
including current portion	$704,282	$667,715	$725,841	$645,434
Interest rate swap agreements	$7,135	$7,135	$7,644	$7,644

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At June 30, 2009 and December 31, 2008, the fair value of our long-term debt, including current maturities, and our interest rate swap agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of June 30, 2009 and December 31, 2008, respectively (in thousands):

	June 30, 2009
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents – money market
funds/certificate of deposit	$51,905	$20,496	$31,409
Restricted cash – money market funds	$1,695	$1,695	$-
Interest rate swap agreements – liability	$7,135	$-	$7,135

	December 31, 2008
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents – money market
funds/certificate of deposit	$10,098	$5,053	$5,045
Restricted cash – money market funds	$1,272	$1,272	$-
Interest rate swap agreements – liability	$7,644	$-	$7,644

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

As a result of June 2008 flooding in the Midwest, our center in Terre Haute, Indiana was severely damaged and the operation permanently discontinued, at which time we recorded a $1.8 million fixed assets impairment charge for the three months ended June 30, 2008 due to the damage to the building and contents.  This center was sold during March 2009 for cash proceeds of $2.2 million.  We recorded a $0.5 million loss on disposal during the three months ended March 31, 2009.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	June 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$10	$-	$10

Loss from discontinued operations, net (1)	$(705)	$(9)	$(714)
(Loss) gain on disposal of discontinued operations, net (2)	(20)	13	(7)
(Loss) income from discontinued operations, net	$(725)	$4	$(721)

(1) Net of related tax benefit of $496
(2) Net of related tax benefit of $5

	For the Three Months Ended
	June 30, 2008
	Inpatient
	Services	Other	Total

Net operating revenues	$17,518	$5,271	$22,789

(Loss) income from discontinued operations, net (1)	$(1,356)	$215	$(1,141)
Loss on disposal of discontinued operations, net (2)	(1,807)	-	(1,807)
(Loss) income from discontinued operations, net	$(3,163)	$215	$(2,948)

(1) Net of related tax benefit of $784
(2) Net of related tax benefit of $1,204

	For the Six Months Ended
	June 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$53	$-	$53

Loss from discontinued operations, net (1)	$(1,744)	$(16)	$(1,760)
Loss on disposal of discontinued operations, net (2)	(299)	(16)	(315)
Loss from discontinued operations, net	$(2,043)	$(32)	$(2,075)

(1) Net of related tax benefit of $1,223
(2) Net of related tax benefit of $219

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	For the Six Months Ended
	June 30, 2008
	Inpatient
	Services	Other	Total

Net operating revenues	$37,527	$9,590	$47,117

Loss from discontinued operations, net (1)	$(441)	$(163)	$(604)
Loss on disposal of discontinued operations, net (2)	(1,823)	(46)	(1,869)
Loss from discontinued operations, net	$(2,264)	$(209)	$(2,473)

(1) Net of related tax benefit of $389
(2) Net of related tax benefit of $1,195

(b) Assets Held for Sale

As of June 30, 2009, assets held for sale consisted of an undeveloped parcel of land valued at $1.0 million, which is classified in our Corporate segment in our consolidated financial statements.

(5)  Commitments and Contingencies

Insurance

We self-insure for certain insurable risks, including general and professional liabilities, workers' compensation liabilities and employee health insurance liabilities through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Insurance reserves represent estimates of future claims payments.  This liability includes an estimate of the development of reported losses and losses incurred but not reported.  Provisions for changes in insurance reserves are made in the period of the related coverage.  An independent actuarial analysis is prepared twice a year to assist management in determining the adequacy of the self-insurance obligations booked as liabilities in our financial statements.  The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any adjustments resulting from such reviews are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform detailed actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers’ compensation reserves and general and professional liability reserves.  For both the workers’ compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods.  Reported loss methods focus on development of case reserves for incurred losses through claims closure.  Paid loss methods focus on development of claims actually paid to date.  Expected loss methods are based upon an anticipated loss per unit of measure.  The Bornhuetter-Ferguson method is a combination of loss development methods and expected methods.

The foundation for most of these methods is our actual historical reported and/or paid loss data, over which we have effective internal controls.  We utilize third-party administrators (“TPAs”) to process claims and to provide us with the data utilized in our semi-annual actuarial analyses.  The TPAs are under the oversight of our in-house risk management and legal functions.  These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes.  Case reserves, which are approved by our legal and risk management departments, are determined based on our estimate of the ultimate settlement of individual claims.  In cases where our historical data are not statistically credible, stable, or mature, we supplement our experience with skilled nursing industry benchmark reporting and payment patterns.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The use of multiple methods tends to eliminate any biases that one particular method might have.  Management’s judgment based upon each method’s inherent limitation is applied when weighting the results of each method.  The results of each of the methods are estimates of ultimate losses which include the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported.   These results are compared by accident year, and an estimated unpaid loss and allocated loss adjustment expense is determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During the three and six months ended June 30, 2009, we determined that the previous estimates for general and professional liabilities reserves for accident years prior to 2009 were understated, based on currently available information, by $4.9 million or 5.5%.  Of that amount, $4.3 million related to continuing operations and $0.6 million related to discontinued operations.  There were no large or unusual settlements or significant new claims during the period. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The increase in prior period reserves is driven in part by an increase in our estimate of incurred but not reported claims.

Activity in our insurance reserves as of and for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2008	$86,291	$61,439	$147,730
Current year provision, continuing operations	8,321	6,453	14,774
Current year provision, discontinued operations	465	272	737
Claims paid, continuing operations	(4,125)	(4,349)	(8,474)
Claims paid, discontinued operations	(1,249)	(1,016)	(2,265)
Amounts paid for administrative services and other	(1,052)	(2,025)	(3,077)
Balance as of March 31, 2008	88,651	60,774	149,425

Current year provision, continuing operations	6,576	7,771	14,347
Current year provision, discontinued operations	128	475	603
Prior year reserve adjustments, continuing operations	(5,250)	2,600	(2,650)
Prior year reserve adjustments, discontinued operations	(770)	400	(370)
Claims paid, continuing operations	(4,234)	(5,420)	(9,654)
Claims paid, discontinued operations	(932)	(669)	(1,601)
Amounts paid for administrative services and other	(1,044)	(1,157)	(2,201)
Balance as of June 30, 2008	$83,125	$64,774	$147,899

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2009	$87,282	$66,588	$153,870
Current year provision, continuing operations	7,240	7,419	14,659
Current year provision, discontinued operations	306	155	461
Claims paid, continuing operations	(4,234)	(5,217)	(9,451)
Claims paid, discontinued operations	(936)	(835)	(1,771)
Amounts paid for administrative services and other	(1,362)	(1,900)	(3,262)
Balance as of March 31, 2009	88,296	66,210	154,506

Current year provision, continuing operations	6,040	6,475	12,515
Current year provision, discontinued operations	331	155	486
Prior year reserve adjustments, continuing operations	4,300	-	4,300
Prior year reserve adjustments, discontinued operations	590	-	590
Claims paid, continuing operations	(6,858)	(5,538)	(12,396)
Claims paid, discontinued operations	(1,487)	(539)	(2,026)
Amounts paid for administrative services and other	(1,115)	(1,757)	(2,872)
Balance as of June 30, 2009	$90,097	$65,006	$155,103

A summary of the assets and liabilities related to insurance risks at June 30, 2009 and December 31, 2008 is as indicated (in thousands):

	June 30, 2009				December 31, 2008
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,589	$13,062	$16,651	|	$3,439	$22,131	$25,570
Non-current	-	-	-	|	-	-	-
Total	$3,589	$13,062	$16,651	|	$3,439	$22,131	$25,570
				|
Liabilities (2)(3):				|
Self-insurance				|
Liabilities				|
Current	$22,544	$20,077	$42,621	|	$20,739	$18,574	$39,313
Non-current	67,553	44,929	112,482	|	66,543	48,014	114,557
Total	$90,097	$65,006	$155,103	|	$87,282	$66,588	$153,870

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash above excludes $11,807 and $12,409 at June 30, 2009 and December 31, 2008, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities above excludes $5,998 and $5,980 at June 30, 2009 and December 31, 2008, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $750 and $56,472 for general and professional liability insurance and workers’ compensation, respectively, as of June 30, 2009 and $750 and $48,172 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(6)  Income Taxes

The provision for income taxes of $7.5 million and $15.6 million for the three and six months, respectively, ended June 30, 2009 is based on a combined federal and state income tax rate of approximately 41%.  The provision for income taxes of $8.4 million and $13.8 million for the three and six months, respectively, ended June 30, 2008 was based on a combined income tax rate of approximately 40%.

During the three months ended June 30, 2009, the Internal Revenue Service commenced an examination of the tax returns for 2006 and the short-period ended April 19, 2007 of Harborside Healthcare Corporation (“Harborside”), a business we acquired in 2007.  At this time, we are unable to determine what impact, if any, this examination will have on our financial statements.

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

The Kentucky Attorney General’s office commenced an investigation in 2008 that relates to potentially all of our 20 centers in Kentucky, which we acquired in April 2007.  The investigation appears to be focused on resident care provided at certain centers, although we have not been informed of the complete scope of the investigation.  We continue to cooperate with the Attorney General’s office, although we have not been aware of any activity for several months.  At this time we are unable to predict the outcome of the investigation.

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

The following summarizes the services provided by our reportable segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At June 30, 2009, we operated 207 healthcare centers (consisting of 184 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers) in 25 states with 23,345 licensed beds as compared with 211 healthcare centers (consisting of 188 skilled nursing centers, 15 assisted living and independent living centers, and eight mental health centers) with 23,678 licensed beds at June 30, 2008.

Rehabilitation Therapy Services:  This segment provides primarily physical, occupational and speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers.  At June 30, 2009, this segment provided services in 32 states to 447 centers, of which 326 were nonaffiliated and 121 were affiliated, as compared to 425 centers, of which 317 were nonaffiliated and 108 were affiliated at June 30, 2008.

Medical Staffing Services: As of June 30, 2009, this segment provided services in 36 states and derived 56.5% of its revenues from hospitals and other providers, 24.2% from skilled nursing centers, 15.8% from schools and 3.5% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel. As of June 30, 2009, this segment had 28 branch offices, which provided temporary therapy, nursing, and pharmacy staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists, and one office servicing locum tenens.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
June 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$416,622	$26,155	$26,097	$10	$-	$468,884

Intersegment revenues	-	18,360	563	-	(18,923)	-

Total revenues	416,622	44,515	26,660	10	(18,923)	468,884

Operating salaries and benefits	206,603	36,801	18,635	-	-	262,039

Self-insurance for workers’
compensation and general and
professional liability insurance	15,850	542	320	103	-	16,815

Other operating costs	107,416	1,930	4,140	-	(18,923)	94,563

General and administrative expenses	10,691	1,777	723	15,722	-	28,913

Provision for losses on accounts
receivable	6,096	109	89	-	-	6,294

Segment operating income (loss)	$69,966	$3,356	$2,753	$(15,815)	$-	$60,260

Center rent expense	17,921	114	233	-	-	18,268

Depreciation and amortization	10,118	131	232	672	-	11,153

Interest, net	3,111	-	(1)	9,355	-	12,465

Net segment income (loss)	$38,816	$3,111	$2,289	$(25,842)	$-	$18,374

Identifiable segment assets	$1,164,361	$14,612	$26,651	$861,749	$(528,446)	$1,538,927

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$12,146	$123	$10	$858	$-	$13,137

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Three Months Ended
June 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$399,686	$21,142	$30,096	$9	$-	$450,933

Intersegment revenues	-	14,462	794	-	(15,256)	-

Total revenues	399,686	35,604	30,890	9	(15,256)	450,933

Operating salaries and benefits	201,010	28,847	22,231	-	-	252,088

Self-insurance for workers’
compensation and general and
professional liability insurance	10,654	527	401	115	-	11,697

Other operating costs	101,415	1,758	4,262	-	(15,256)	92,179

General and administrative expenses	10,382	1,515	1,047	16,111	-	29,055

Provision for losses on accounts
receivable	2,652	164	61	-	-	2,877

Segment operating income (loss)	$73,573	$2,793	$2,888	$(16,217)	$-	$63,037

Center rent expense	18,195	99	240	-	-	18,534

Depreciation and amortization	8,733	132	200	717	-	9,782

Interest, net	3,263	-	(8)	10,388	-	13,643

Net segment income (loss)	$43,382	$2,562	$2,456	$(27,322)	$-	$21,078

Identifiable segment assets	$1,114,877	$13,462	$37,133	$725,825	$(521,050)	$1,370,247

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277

Segment capital expenditures	$9,178	$46	$76	$893	$-	$10,193

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$832,025	$51,670	$53,471	$14	$-	$937,180

Intersegment revenues	-	36,576	1,123	-	(37,699)	-

Total revenues	832,025	88,246	54,594	14	(37,699)	937,180

Operating salaries and benefits	413,703	72,991	38,329	-	-	525,023

Self-insurance for workers’
compensation and general and
professional liability insurance	29,500	1,077	692	205	-	31,474

Other operating costs	215,764	3,720	8,596	1	(37,699)	190,382

General and administrative expenses	20,556	3,693	1,520	32,471	-	58,240

Provision for losses on accounts
receivable	9,753	279	249	-	-	10,281

Segment operating income (loss)	$142,749	$6,486	$5,208	$(32,663)	$-	$121,780

Center rent expense	35,977	229	477	-	-	36,683

Depreciation and amortization	19,846	259	422	1,349	-	21,876

Interest, net	6,322	(2)	(1)	18,872	-	25,191

Net segment income (loss)	$80,604	$6,000	$4,310	$(52,884)	$-	$38,030

Identifiable segment assets	$1,164,361	$14,612	$26,651	$861,749	$(528,446)	$1,538,927

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$23,573	$259	$50	$1,120	$-	$25,002

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$798,666	$42,851	$59,764	$21	$-	$901,302

Intersegment revenues	-	28,752	1,328	-	(30,080)	-

Total revenues	798,666	71,603	61,092	21	(30,080)	901,302

Operating salaries and benefits	403,542	58,772	44,705	-	-	507,019

Self-insurance for workers’
compensation and general and
professional liability insurance	24,444	1,054	743	230	-	26,471

Other operating costs	203,810	3,260	8,131	-	(30,080)	185,121

General and administrative expenses	19,889	3,132	1,858	32,698	-	57,577

Provision for losses on accounts
receivable	5,538	253	393	-	-	6,184

Segment operating income (loss)	$141,443	$5,132	$5,262	$(32,907)	$-	$118,930

Center rent expense	36,302	185	488	-	-	36,975

Depreciation and amortization	17,332	258	395	1,404	-	19,389

Interest, net	6,582	(1)	(9)	21,502	-	28,074

Net segment income (loss)	$81,227	$4,690	$4,388	$(55,813)	$-	$34,492

Identifiable segment assets	$1,114,877	$13,462	$37,133	$725,825	$(521,050)	$1,370,247

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277

Segment capital expenditures	$14,446	$101	$110	$1,375	$-	$16,032

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	June 30,
	2009	2008

Net segment income	$18,374	$21,078
Loss on sale of assets	(40)	-
Consolidated income before income taxes and
discontinued operations	$18,334	$21,078

	For the Six Months Ended
	June 30,
	2009	2008

Net segment income	$38,030	$34,492
(Loss) gain on sale of assets	(41)	76
Consolidated income before income taxes and
discontinued operations	$37,989	$34,568

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$77,693	$16,295	$1,684	$-	$95,672
Restricted cash	16,651	4,946	3,553	-	25,150
Accounts receivable, net	-	213,940	2,873	(18)	216,795
Prepaid expenses and other assets	8,968	15,023	649	(1,499)	23,141
Assets held for sale	959	-	-	-	959
Deferred tax assets	-	65,816	1,234	(8,516)	58,534
Total current assets	104,271	316,020	9,993	(10,033)	420,251
Property and equipment, net	7,647	536,361	67,395	-	611,403
Intangible assets, net	34,952	11,348	1,428	2,995	50,723
Goodwill	-	323,062	3,958	-	327,020
Restricted cash, non-current	2,966	342	-	-	3,308
Deferred tax assets	14,888	118,516	-	(12,389)	121,015
Other assets	412	4,725	-	(69)	5,068
Intercompany balances	318,698	-	12,228	(330,926)	-
Investment in subsidiaries	591,201	-	-	(591,201)	-
Total assets	$1,075,035	$1,310,374	$95,002	$(941,623)	$1,538,788

Current liabilities:
Accounts payable	$8,369	$47,510	$960	$(18)	$56,821
Accrued compensation and benefits	5,058	54,929	1,044	-	61,031
Accrued self-insurance obligations, current	4,295	44,324	-	-	48,619
Other accrued liabilities	16,018	37,264	4,048	(1,499)	55,831
Deferred tax liability	8,516	-	-	(8,516)	-
Current portion of long-term debt and capital lease
obligations	3,358	3,653	1,249	-	8,260
Total current liabilities	45,614	187,680	7,301	(10,033)	230,562
Accrued self-insurance obligations, net of current	43,184	68,869	429	-	112,482
Deferred tax liability	-	-	12,389	(12,389)	-
Long-term debt and capital lease obligations, net of current portion	527,967	104,289	63,766	-	696,022
Unfavorable lease obligations, net	-	17,087	-	(2,995)	14,092
Other long-term liabilities	31,685	24,145	3,215	-	59,045
Intercompany balances	-	325,005	-	(325,005)	-
Total liabilities	648,450	727,075	87,100	(350,422)	1,112,203

Stockholders’ equity:
Common stock	437	-	-	-	437
Additional paid-in capital	652,773	-	-	-	652,773
Accumulated deficit	(222,344)	583,299	7,902	(591,201)	(222,344)
Accumulated other comprehensive loss, net	(4,281)	-	-	-	(4,281)
Total stockholders' equity	426,585	583,299	7,902	(591,201)	426,585
Total liabilities and stockholders' equity	$1,075,035	$1,310,374	$95,002	$(941,623)	$1,538,788

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$72,529	$17,952	$1,672	$-	$92,153
Restricted cash	25,570	5,135	3,971	-	34,676
Accounts receivable, net	-	201,390	4,251	(21)	205,620
Prepaid expenses and other assets	8,909	13,229	496	(1,178)	21,456
Assets held for sale	951	2,693	10	-	3,654
Deferred tax assets	-	64,445	1,261	(8,445)	57,261
Total current assets	107,959	304,844	11,661	(9,644)	414,820
Property and equipment, net	7,877	527,413	68,355	-	603,645
Intangible assets, net	37,202	12,681	4,505	-	54,388
Goodwill	-	323,062	3,746	-	326,808
Restricted cash, non-current	2,963	340	-	-	3,303
Deferred tax assets	15,140	132,718	-	(13,051)	134,807
Other assets	912	4,643	16	(8)	5,563
Intercompany balances	372,179	-	3,730	(375,909)	-
Investment in subsidiaries	539,385	-	-	(539,385)	-
Total assets	$1,083,617	$1,305,701	$92,013	$(937,997)	$1,543,334

Current liabilities:
Accounts payable	$14,630	$46,107	$1,284	$(21)	$62,000
Accrued compensation and benefits	9,271	50,433	956	-	60,660
Accrued self-insurance obligations, current	4,001	40,735	557	-	45,293
Other accrued liabilities	14,741	42,585	709	(1,178)	56,857
Deferred tax liability	8,445	-	-	(8,445)	-
Current portion of long-term debt and capital lease
obligations	10,255	6,394	1,216	-	17,865
Total current liabilities	61,343	186,254	4,722	(9,644)	242,675
Accrued self-insurance obligations, net of current	43,159	70,969	429	-	114,557
Deferred tax liability	-	-	13,051	(13,051)	-
Long-term debt and capital lease obligations, net of current
portion	543,214	100,360	64,402	-	707,976
Unfavorable lease obligations, net	-	15,514	-	-	15,514
Other long-term liabilities	32,192	26,711	-	-	58,903
Intercompany balances	-	375,917	-	(375,917)	-
Total liabilities	679,908	775,725	82,604	(398,612)	1,139,625

Stockholders’ equity:
Common stock	435	-	-	-	435
Additional paid-in capital	650,543	-	-	-	650,543
Accumulated deficit	(242,683)	529,976	9,409	(539,385)	(242,683)
Accumulated other comprehensive loss, net	(4,586)	-	-	-	(4,586)
Total stockholders' equity	403,709	529,976	9,409	(539,385)	403,709
Total liabilities and stockholders' equity	$1,083,617	$1,305,701	$92,013	$(937,997)	$1,543,334

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$10	$480,519	$7,278	$(18,923)	$468,884
Costs and expenses:
Operating salaries and benefits	-	257,942	4,097	-	262,039
Self-insurance for workers’ compensation and
general and professional liability insurance	103	16,553	159	-	16,815
General and administrative expenses (1)	16,093	12,820	-	-	28,913
Other operating costs	-	111,676	1,810	(18,923)	94,563
Center rent expense	-	18,083	185	-	18,268
Depreciation and amortization	672	9,900	581	-	11,153
Provision for losses on accounts receivable	-	6,152	142	-	6,294
Interest, net	9,219	2,127	1,119	-	12,465
Loss on sale of assets, net	-	47	(7)	-	40
Income from investment in subsidiaries	(25,481)	-	-	25,481	-
Total costs and expenses	606	435,300	8,086	6,558	450,550

(Loss) income before income taxes and
discontinued operations	(596)	45,219	(808)	(25,481)	18,334
Income tax (benefit) expense	(10,692)	18,540	(331)	-	7,517
Income (loss) from continuing operations	10,096	26,679	(477)	(25,481)	10,817

Discontinued operations:
Loss from discontinued operations, net	-	(135)	(579)	-	(714)
(Loss) gain on disposal of discontinued
operations, net	-	(12)	5	-	(7)
Loss on discontinued operations, net	-	(147)	(574)	-	(721)

Net income (loss)	$10,096	$26,532	$(1,051)	$(25,481)	$10,096

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$8	$459,319	$6,862	$(15,256)	$450,933
Costs and expenses:
Operating salaries and benefits	-	249,176	2,912	-	252,088
Self-insurance for workers’ compensation and
general and professional liability insurance	114	11,421	162	-	11,697
General and administrative expenses (1)	16,112	12,943	-	-	29,055
Other operating costs	-	105,916	1,519	(15,256)	92,179
Center rent expense	-	18,366	168	-	18,534
Depreciation and amortization	716	8,503	563	-	9,782
Provision for losses on accounts receivable	-	2,832	45	-	2,877
Interest, net	10,389	2,108	1,146	-	13,643
Gain on sale of assets	-	-	-	-	-
Income from investment in subsidiaries	(26,079)	-	-	26,079	-
Total costs and expenses	1,252	411,265	6,515	10,823	429,855

(Loss) income before income taxes and
discontinued operations	(1,244)	48,054	347	(26,079)	21,078
Income tax (benefit) expense	(10,929)	19,235	139	-	8,445
Income (loss) from continuing operations	9,685	28,819	208	(26,079)	12,633

Discontinued operations:
(Loss) income from discontinued operations, net	-	(2,457)	1,316	-	(1,141)
(Loss) gain on disposal of discontinued
operations, net	-	(3,011)	1,204	-	(1,807)
(Loss) income on discontinued operations, net	-	(5,468)	2,520	-	(2,948)

Net income (loss)	$9,685	$23,351	$2,728	$(26,079)	$9,685

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$14	$960,400	$14,465	$(37,699)	$937,180
Costs and expenses:
Operating salaries and benefits	-	516,919	8,104	-	525,023
Self-insurance for workers’ compensation and
general and professional liability insurance	205	30,950	319	-	31,474
General and administrative expenses (1)	33,214	25,026	-	-	58,240
Other operating costs	-	224,484	3,597	(37,699)	190,382
Center rent expense	-	36,313	370	-	36,683
Depreciation and amortization	1,349	19,367	1,160	-	21,876
Provision for losses on accounts receivable	-	10,031	250	-	10,281
Interest, net	18,597	4,357	2,237	-	25,191
Loss on sale of assets, net	-	48	(7)	-	41
Income from investment in subsidiaries	(51,816)	-	-	51,816	-
Total costs and expenses	1,549	867,495	16,030	14,117	899,191

(Loss) income before income taxes and
discontinued operations	(1,535)	92,905	(1,565)	(51,816)	37,989
Income tax (benefit) expense	(21,874)	38,091	(642)	-	15,575
Income (loss) from continuing operations	20,339	54,814	(923)	(51,816)	22,414

Discontinued operations:
Loss from discontinued operations, net	-	(957)	(803)	-	(1,760)
(Loss) gain on disposal of discontinued
operations, net	-	(534)	219	-	(315)
Loss on discontinued operations, net	-	(1,491)	(584)	-	(2,075)

Net income (loss)	$20,339	$53,323	$(1,507)	$(51,816)	$20,339

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$21	$917,363	$13,998	$(30,080)	$901,302
Costs and expenses:
Operating salaries and benefits	-	501,049	5,970	-	507,019
Self-insurance for workers’ compensation and
general and professional liability insurance	229	25,921	321	-	26,471
General and administrative expenses (1)	32,697	24,880	-	-	57,577
Other operating costs	-	212,218	2,983	(30,080)	185,121
Center rent expense	-	36,645	330	-	36,975
Depreciation and amortization	1,405	16,861	1,123	-	19,389
Provision for losses on accounts receivable	-	6,020	164	-	6,184
Interest, net	21,502	4,262	2,310	-	28,074
Gain on sale of assets	(76)	-	-	-	(76)
Income from investment in subsidiaries	(51,703)	-	-	51,703	-
Total costs and expenses	4,054	827,856	13,201	21,623	866,734

(Loss) income before income taxes and
discontinued operations	(4,033)	89,507	797	(51,703)	34,568
Income tax (benefit) expense	(22,295)	35,809	319	-	13,833
Income (loss) from continuing operations	18,262	53,698	478	(51,703)	20,735

Discontinued operations:
(Loss) income from discontinued operations, net	-	(1,689)	1,085	-	(604)
(Loss) gain on disposal of discontinued
operations, net	-	(3,015)	1,146	-	(1,869)
(Loss) income on discontinued operations, net	-	(4,704)	2,231	-	(2,473)

Net income (loss)	$18,262	$48,994	$2,709	$(51,703)	$18,262

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$21,916	$25,134	$5,099	$-	52,149

Cash flows from investing activities:
Capital expenditures	(1,118)	(23,802)	(82)	-	(25,002)
Purchase of lease real estate	-	(3,275)	-	-	(3,275)
Proceeds from sale of assets held for sale	-	2,174	-	-	2,174
Net cash used for investing activities	(1,118)	(24,903)	(82)	-	(26,103)

Cash flows from financing activities:
Principal repayments of long-term debt and capital
lease obligations .	(15,654)	(1,888)	(4,145)	-	(21,687)
Distribution to non-controlling interest	-	-	(860)	-	(860)
Proceeds from issuance of common stock	20	-	-	-	20
Net cash used for financing activities	(15,634)	(1,888)	(5,005)	-	(22,527)
Net increase (decrease) in cash and cash equivalents	5,164	(1,657)	12	-	3,519
Cash and cash equivalents at beginning of period	72,529	17,952	1,672	-	92,153
Cash and cash equivalents at end of period	$77,693	$16,295	$1,684	$-	95,672

For the Six Months Ended June 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$12,609	$17,824	$2,348	$-	$32,781

Cash flows from investing activities:
Capital expenditures	(1,375)	(14,719)	(45)	-	(16,139)
Purchase of lease real estate	-	(727)	-	-	(727)
Proceeds from sale of assets held for sale	3,777	180	-	-	3,957
Acquisitions	-	(313)	-	-	(313)
Insurance proceeds received	75	-	-	-	75
Net cash provided by (used for) investing
activities	2,477	(15,579)	(45)	-	(13,147)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,290	-	-	20,290
Principal repayments of long-term debt and
capital lease obligations	(1,854)	(22,778)	(567)	-	(25,199)
Payment to non-controlling interest	-	-	(2,035)	-	(2,035)
Distribution to non-controlling interest	-	-	(223)	-	(223)
Proceeds from issuance of common stock	70	-	-	-	70
Net cash used for financing activities	(1,784)	(2,488)	(2,825)	-	(7,097)
Net increase (decrease) in cash and cash equivalents	13,302	(243)	(522)	-	12,537
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$43,523	$23,304	$1,542	$-	$68,369

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 184 skilled nursing centers, 15 assisted and independent living centers and eight mental health centers with 23,345 licensed beds located in 25 states as of June 30, 2009. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

Revenues from Medicare, Medicaid and Other Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and healthcare centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid, and pressures on state budgets resulting from the current economic conditions in the United States may intensify these efforts. This focus has not been limited to skilled nursing centers, but includes specialty services provided by us, such as skilled therapy services, to third parties. We cannot at this time predict the extent to which proposals limiting federal or state expenditures will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

The following table sets forth the revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Six Months Ended
Sources of Revenues	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008

Consolidated:
Medicaid	$188,030	40.1%	$179,166	39.7%	$369,480	39.4%	$358,083	39.7%
Medicare	137,863	29.4	129,151	28.6	279,739	29.8	258,308	28.7
Private pay and other	117,202	25.0	118,896	26.4	235,763	25.2	239,168	26.5
Managed care and
commercial insurance	25,789	5.5	23,720	5.3	52,198	5.6	45,743	5.1
Total	$468,884	100.00%	$450,933	100.0%	$937,180	100.0%	$901,302	100.0%

Inpatient Only:
Medicaid	$187,990	45.1%	$179,123	44.8%	$369,400	44.4%	$358,021	44.8%
Medicare	133,766	32.1	126,372	31.6	271,630	32.6	252,785	31.7
Private pay and other	69,244	16.7	70,613	17.7	139,106	16.8	142,415	17.8
Managed care and
commercial insurance	25,622	6.1	23,578	5.9	51,889	6.2	45,445	5.7
Total	$416,622	100.0%	$399,686	100.0%	$832,025	100.0%	$798,666	100.0%

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
$454.42	$415.73	$452.39	$414.31

On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to implement a 3.4% market basket increase for the 2009 federal fiscal year, which commenced on October 1, 2008.  The rule also contained an update of the wage indices.   The net impact of these changes was approximately a 3.3% increase in our reimbursement rates, which resulted in increased revenues of approximately $3.8 million per quarter.

On July 31, 2009, CMS issued its final rule for skilled nursing facilities for the 2010 federal fiscal year, which will commence on October 1, 2009.  This rule provides for a market basket increase of 2.2% in our reimbursement rates and a 3.3% reduction for a forecast error/parity adjustment.  We estimate that the net result of the two adjustments, based on Sun’s current acuity mix, is a decrease of 0.85% in our reimbursement rates.

On July 31, 2009, CMS also issued its final rule for hospice services for the 2010 federal fiscal year.  The rule includes a market basket increase of 2.1% and a 0.7% decrease resulting from a phase out of the wage index budget neutrality factor.  We estimate that the net impact on our hospice service operations of these two adjustments is an increase of 1.52% in our reimbursement rates.

In addition to the changes that affect the upcoming 2010 federal fiscal year, the rule also contains provisions for the 2011 federal fiscal year which commences on October 1, 2010.  We are not able to predict whether these changes will occur but are able to confirm that CMS has determined that the changes will be budget neutral.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
$171.77	$165.45	$170.25	$165.25

For comparison purposes, the inclusion of the impact from individually identifiable state-imposed provider taxes on the average amounts of inpatient Medicaid revenues per patient, per day recorded by our healthcare centers for the periods indicated results in the following:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
$160.12	$155.66	$159.36	$155.37

Medicaid outlays are a significant component of state budgets, and there have been cost containment pressures on Medicaid outlays for nursing homes.  The current economic downturn has caused many states to institute freezes on or reductions in Medicaid spending to address state budget concerns.

Twenty-one of the states in which we operate impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid.  Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes.

Managed Care and Insurance

During the three months ended June 30, 2009, we received 5.5% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the Medicare Part C managed care option for beneficiaries entitled to Part A and enrolled in Part B.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
$376.44	$348.64	$375.17	$345.87

Private Payors, Veterans and Other

During the three months ended June 30, 2009, we received 25.0% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
$177.50	$171.96	$177.90	$171.57

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 was effective beginning January 1, 2009, and did not have a material impact on our financial position, cash flows or results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, about an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for fiscal years beginning January 1, 2009, and we have included the required disclosures in Note 2 – “Long-Term Debt and Capital Lease Obligations” of our consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use concerning renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

142-3 did not have a material impact on our financial position, cash flows or results of operations; however, it could impact future transactions.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”).  This pronouncement was effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements.  The adoption of SFAS No. 107 and APB No. 28 did not have a material impact on our financial position, cash flows or results of operations.  All required disclosures have been included in our June 30, 2009 interim financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and 124-2”), which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements.  As we currently do not own any debt or equity securities, this Staff Position is not expected to impact our financial position, cash flows or results of operations.  Should we own any such securities in the future, the provisions of this Staff Position will be applied.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which expands quarterly disclosure requirements in SFAS No. 157 about how an entity determines fair value when the volume and level of activity for an asset or liability have significantly decreased and transactions related to such assets and liabilities are not orderly.  This pronouncement was effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  The adoption of FSP FAS 157-4 did not have a material impact on our financial position, cash flows or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires companies to evaluate events or transactions taking place after the balance sheet date for recognition in the financial statements prior to issuance.  Additionally, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 became effective for our interim and annual reporting periods on April 1, 2009.  The adoption of SFAS No. 165 did not impact our financial position, cash flows or results of operations.  For the purposes of this reporting period, we have evaluated the subsequent events occurring after June 30, 2009 through August 6, 2009, which we consider to be the date that the financial statements were “issued” and “available to be issued”.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”), which provides guidance on accounting for and disclosure of  the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, SFAS No. 166 eliminates the concept of the “qualified special purpose entity” (as established in Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125) and replaces it with the the concept of a “participating interest”, which is defined as an entity having a proportionate ownership interest in the asset(s) being transferred.  SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009.  We do not expect SFAS No. 166 to have any impact on our financial position, cash flows or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments for FASB Interpretation No. 46(R) (“SFAS No. 167”), which provides guidance on determining whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) based on the power to direct the activities of the VIE and the obligation to absorb losses of the VIE.  SFAS No. 167 requires an entity to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  Additionally, SFAS No.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

167 requires an entity to assess, on an ongoing basis, whether or not it continues to be the primary beneficiary of a VIE.  SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009.  We do not expect SFAS No. 167 to have any impact on our financial position, cash flows or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”), which established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will only impact references for accounting guidance.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total net revenues	$468,884	$450,933	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	262,039	252,088	55.8	55.9
Self-insurance for workers’ compensation and
general and professional liabilities	16,815	11,697	3.6	2.6
Other operating costs (1)	107,755	105,123	23.0	23.3
Center rent expense	18,268	18,534	3.9	4.1
General and administrative expenses	15,721	16,111	3.4	3.6
Depreciation and amortization	11,153	9,782	2.4	2.2
Provision for losses on accounts receivable	6,294	2,877	1.3	0.6
Interest, net	12,465	13,643	2.7	3.0
Other loss	40	-	-	-
Income before income taxes and discontinued
operations	18,334	21,078	3.9	4.7
Income tax expense	7,517	8,445	1.6	1.9
Income from continuing operations	10,817	12,633	2.3	2.8
Loss from discontinued operations, net	(721)	(2,948)	(0.1)	(0.7)
Net income	$10,096	$9,685	2.2%	2.1%

(1)   Operating administrative expenses are included in “other operating costs” above.

	For the Six	For the Six	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total net revenues	$937,180	$901,302	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	525,023	507,019	55.9	56.3
Self-insurance for workers’ compensation and
general and professional liabilities	31,474	26,471	3.4	2.9
Other operating costs (1)	216,151	210,001	23.0	23.3
Center rent expense	36,683	36,975	3.9	4.1
General and administrative expenses	32,471	32,697	3.5	3.6
Depreciation and amortization	21,876	19,389	2.4	2.2
Provision for losses on accounts receivable	10,281	6,184	1.1	0.7
Interest, net	25,191	28,074	2.7	3.1
Other loss (income)	41	(76)	-	-
Income before income taxes and discontinued
operations	37,989	34,568	4.1	3.8
Income tax expense	15,575	13,833	1.7	1.5
Income from continuing operations	22,414	20,735	2.4	2.3
Loss from discontinued operations, net	(2,075)	(2,473)	(0.2)	(0.3)
Net income	$20,339	$18,262	2.2%	2.0%

(1)   Operating administrative expenses are included in “other operating costs” above.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008” is based, in part, on the financial information presented in Note 8 – “Segment Information” in our interim consolidated financial statements.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $18.0 million, or 4.0%, to $468.9 million for the three months ended June 30, 2009 from $450.9 million for the three months ended June 30, 2008. We reported net income for the three months ended June 30, 2009 of $10.1 million compared to net income of $9.7 million for the three months ended June 30, 2008.

The increase in net revenues for the 2009 period included $16.9 million of additional revenue in our Inpatient Services segment primarily due to increases in Medicare Part A and Part B rates, higher customer base and rates in managed care and commercial insurance revenues, and improved Medicaid rates.  The remainder of the increase primarily resulted from a $8.9 million increase in revenue from our Rehabilitation Therapy segment due primarily to increases in billable minutes and billing rates, partially offset by a $4.2 million decrease in revenue from our Medical Staffing segment mainly due to a decrease in billable nursing hours.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $9.9 million, or 3.9%, to $262.0 million (55.8% of net revenues) for the three months ended June 30, 2009 from $252.1 million (55.9% of net revenues) for the three months ended June 30, 2008.  The increase resulted primarily from $5.6 million in our Inpatient Services segment driven by wage increases and an $8.0 million increase from our Rehabilitation Therapy segment attributable to wage rate increases and business growth.  These increases were offset by a $3.6 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the nurse staffing and pharmacy business.

Self-insurance for workers’ compensation and general and professional liability insurance increased $5.1 million, or 43.6%, to $16.8 million (3.6% of net revenues) for the three months ended June 30, 2009 from $11.7 million (2.6% of net revenues) for the three months ended June 30, 2008 primarily due to increased medical, legal and administrative costs associated with prior period claims.

Other operating costs increased $2.7 million, or 2.6%, to $107.8 million (23.0% of net revenues) for the three months ended June 30, 2009 from $105.1 million (23.3% of net revenues) for the three months ended June 30, 2008.  The increase was primarily due to an increase in our Inpatient Services segment primarily driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy and an increase in purchased services.

Center rent expense decreased $0.2 million, or 1.1%, to $18.3 million (3.9% of net revenues) for the three months ended June 30, 2009 from $18.5 million (4.1% of net revenues) for the three months ended June 30, 2008.

General and administrative expenses decreased $0.4 million, or 2.5%, to $15.7 million (3.3% of net revenues) for the three months ended June 30, 2009 from $16.1 million (3.6% of net revenues) for the three months ended June 30, 2008.  The decrease was primarily due to cost reductions in professional and consultant fees, utilities and benefits expenses.

Depreciation and amortization increased $1.4 million, or 14.3%, to $11.2 million (2.4% of net revenues) for the three months ended June 30, 2009 from $9.8 million (2.2% of net revenues) for the three months ended June 30, 2008.  The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

The provision for losses on accounts receivable increased $3.4 million, or 117.2%, to $6.3 million (1.3% of net revenues) for the three months ended June 30, 2009 from $2.9 million (0.6% of net revenues) for the three months ended June 30, 2008.  The increase resulted from slower cash collections.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net interest expense decreased $1.1 million, or 8.1%, to $12.5 million (2.7% of net revenues) for the three months ended June 30, 2009 from $13.6 million (3.0% of net revenues) for the three months ended June 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended June 30 (dollars in thousands):

	2009		2008

Inpatient Services	$416,622	88.8%	$399,686	88.6%
Rehabilitation Therapy Services	44,515	9.5	35,604	7.9
Medical Staffing Services	26,660	5.7	30,890	6.9
Corporate	10	-	9	-
Intersegment Eliminations	(18,923)	(4.0)	(15,256)	(3.4)

Total net revenues	$468,884	100.0%	$450,933	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended June 30 (in thousands):

	2009	2008

Rehabilitation Therapy Services	$18,360	$14,462
Medical Staffing Services	563	794
Total intersegment revenue	$18,923	$15,256

The following table sets forth the amount of net segment income for the three months ended June 30 (in thousands):

	2009	2008

Inpatient Services	$38,816	$43,382
Rehabilitation Therapy Services	3,111	2,562
Medical Staffing Services	2,289	2,456
Net segment income before Corporate	44,216	48,400
Corporate	(25,842)	(27,322)
Net segment income	$18,374	$21,078

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss on sale of assets, income tax expense and discontinued operations. Net segment income for the three months ended June 30, 2009 for (1) our Inpatient Services segment decreased $4.6 million, or 10.6%, to $38.8 million, (2) our Rehabilitation Therapy Services segment increased $0.5 million, or 19.2%, to $3.1 million and (3) our Medical Staffing Services segment decreased $0.2 million, or 8.0%, to $2.3 million in comparison to the three months ended June 30, 2008, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Net revenues increased $16.9 million, or 4.2%, to $416.6 million for the three months ended June 30, 2009 from $399.7 million for the three months ended June 30, 2008.  The increase was primarily the result of:

-
an increase of $4.4 million in Medicare revenues as result of a $10.0 million increase from higher Medicare Part A rates, a $2.1 million increase in Medicare Part B revenues and a $7.7 million decrease in revenues due to a lower customer base;

-
a $2.0 million increase in managed care and commercial insurance revenues driven by higher rates, which contributed $1.9 million of the increase, and higher customer base, which drove the remaining $0.1 million of the increase;

-	an increase of $8.8 million in Medicaid revenues consisting of $6.8 million related to improved rates and $2.0 million from an increase in customer base; and

-	a $3.3 million increase in hospice Medicare revenues, resulting in part from an acquisition of a hospice company in September 2008;

Offset in part by:

-
a $1.6 million decrease in private pay revenues due to a decline in revenues of $3.3 million as a result of a lower customer base, offset in part by a $1.7 million increase attributable to higher rates.

Operating salaries and benefits expenses increased $5.6 million, or 2.8%, to $206.6 million for the three months ended June 30, 2009 from $201.0 million for the three months ended June 30, 2008.  The increase was attributable to the following:

-	wage increases and related benefits and taxes of $7.4 million; and

-	an increase of $0.9 million in health insurance expense;

Offset in part by:

-	a decrease of $2.1 million in overtime pay; and

-	a decrease of $0.6 million in bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance increased $5.2 million, or 48.6%, to $15.9 million for the three months ended June 30, 2009 as compared to $10.7 million for the three months ended June 30, 2008.  General and professional liability insurance increased $9.1 million due to increased legal and administrative costs associated with claims, $4.3 million of which related to prior periods’ claims.  Workers’ compensation insurance decreased $3.9 million due to decreased exposures.

Other operating costs increased $6.0 million, or 5.9%, to $107.4 million for the three months ended June 30, 2009 from $101.4 million for the three months ended June 30, 2008.  The increase was attributable to the following:

-	a $3.3 million increase in therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $2.3 million increase in taxes primarily related to provider and real estate taxes;

-	a $1.9 million increase in supplies, due to higher costs for medical, incontinency and Medicare Part A drugs; and

-	a $1.2 million increase in purchased services related to medical, software maintenance and service contracts;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Offset in part by:

-	a $1.1 million decrease in nursing contract labor due to lower volume and more in-house availability of staff;

-	a $0.7 million decrease in education and training;

-	a $0.3 million decrease in utilities primarily related to a decrease in gas and oil offset by an increase in water and sewer;

-	a $0.3 million decrease in recruiting expenses; and

-	a $0.3 million increase in rebates and discounts.

General and administrative expenses increased $0.3 million, or 2.9%, to $10.7 million for the three months ended June 30, 2009 from $10.4 million for the three months ended June 30, 2008. The increase is primarily due to the increase in salaries and benefits (net of decrease in contract labor) and travel partially offset by a decrease in utilities.

The provision for losses on accounts receivable increased $3.4 million, or 125.9%, to $6.1 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008.  The increase resulted from slower cash collections.

Center rent expense decreased $0.3 million, or 1.6%, to $17.9 million for the three months ended June 30, 2009 from $18.2 million for the three months ended June 30, 2008.  The decrease is attributable to the purchase of previously leased centers.

Depreciation and amortization increased $1.4 million, or 16.1%, to $10.1 million for the three months ended June 30, 2009 from $8.7 million for the three months ended June 30, 2008.  The increase was attributable to additional depreciation expense on property and equipment acquired during the period.

Net interest expense decreased $0.2 million, or 6.1%, to $3.1 million for the three months ended June 30, 2009 from $3.3 million for the three months ended June 30, 2008.  The decrease is a result of lower borrowing costs and lower aggregate borrowings.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $8.9 million, or 25.0%, to $44.5 million for the three months ended June 30, 2009 from $35.6 million for the three months ended June 30, 2008. The revenue increase was the result of:

-
an increase of $7.4 million attributable to increased billable minutes, of which 22 new contracts, net of lost contracts, accounted for $0.4 million, or 5%, and 425 existing contracts accounted for $7.0 million, or 95%;

-	an increase of $1.2 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix; and

-	an increase of $0.3 million in revenue earned for contract management fees.

Operating salaries and benefits expenses increased $8.0 million, or 27.8%, to $36.8 million for the three months ended June 30, 2009 from $28.8 million for the three months ended June 30, 2008. The increase was primarily driven by wage rate increases coupled with the increase in service volume mentioned above.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $4.2 million, or 13.6%, to $26.7 million for the three months ended June 30, 2009 from $30.9 million for the three months ended June 30, 2008.  The decrease was primarily the result of:

-	a decrease of $2.1 million attributable to a decline in demand for our nurse staffing business;

-	a decrease of $1.4 million due to a decline in hours for therapy and pharmacy;

-	a decrease of $1.1 million related to closed offices; and

-	a decrease of $0.2 million in school business revenue;

Offset in part by:

-	an increase of $0.6 million due to higher fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses were $18.6 million for the three months ended June 30, 2009 as compared to $22.2 million for the three months ended June 30, 2008, a decrease of $3.6 million, or 16.2%. The decrease in operating salaries and benefits is a direct result of the decline in staffing levels from nurse staffing, therapy staffing and pharmacy businesses.

Other operating costs decreased $0.2 million, or 4.7%, to $4.1 million for the three months ended June 30, 2009 from $4.3 million for the three months ended June 30, 2008. The decrease was primarily attributable to costs paid for travel and lodging for travel nurses and therapists.

Corporate

General and administrative expenses not directly attributed to segments decreased $0.4 million, or 2.5%, to $15.7 million for the three months ended June 30, 2009 from $16.1 million for the three months ended June 30, 2008. The decrease was primarily due to cost reductions in professional and consultant fees, utilities and benefits expense.

Interest expense

Interest expense not directly attributed to operating segments decreased $1.0 million, or 9.6%, to $9.4 million for the three months ended June 30, 2009 from $10.4 million for the three months ended June 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $35.9 million, or 4.0%, to $937.2 million for the six months ended June 30, 2009 from $901.3 million for the six months ended June 30, 2008. We reported net income for the six months ended June 30, 2009 of $20.3 million compared to net income of $18.3 million for the six months ended June 30, 2008.

The increase in net revenues for the 2009 period included $33.4 million of additional revenue in our Inpatient Services segment primarily due to increases in Medicare Part A and Part B rates, higher customer base and rates in managed care and commercial insurance revenues, and improved Medicaid rates.  The remainder of the increase primarily resulted from a $16.6 million increase in revenue from our Rehabilitation Therapy segment due primarily to increases in billable minutes and billing rates, partially offset by a $6.5 million decrease in revenue from our Medical Staffing segment mainly due to a decrease in billable nursing hours.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $18.0 million, or 3.6%, to $525.0 million (55.9% of net revenues) for the six months ended June 30, 2009 from $507.0 million (56.3% of net revenues) for the six months ended June 30, 2008.  The increase resulted primarily from $10.2 million of wage increases in our Inpatient Services segment and a $14.2 million increase from our Rehabilitation Therapy segment attributable to wage rate increases and business growth.  These increases were offset by a $6.4 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the nurse staffing and pharmacy business.

Self-insurance for workers’ compensation and general and professional liability insurance increased $5.0 million, or 18.9%, to $31.5 million (3.4% of net revenues) for the six months ended June 30, 2009 from $26.5 million (2.9% of net revenues) for the six months ended June 30, 2008 primarily due to increased medical, legal and administrative costs associated with prior period claims.

Other operating costs increased $6.1 million, or 2.9%, to $216.1 million (23.0% of net revenues) for the six months ended June 30, 2009 from $210.0 million (23.3% of net revenues) for the six months ended June 30, 2008.  The increase was primarily due to an increase in our Inpatient Services segment primarily driven by increased therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy and an increase in purchased services.

Center rent expense decreased  $0.3 million, or 0.8%, to $36.7 million (3.9% of net revenues) for the six months ended June 30, 2009 from $37.0 million (4.1% of net revenues) for the six months ended June 30, 2008.

General and administrative expenses decreased $0.2 million, or 0.6%, to $32.5 million (3.5% of net revenues) for the six months ended June 30, 2009 from $32.7 million (3.6% of net revenues) for the six months ended June 30, 2008.  The decrease was due to lower costs in our Corporate segment, primarily from reductions in professional and consultant fees, utilities and benefits expenses.

Depreciation and amortization increased $2.5 million, or 12.9%, to $21.9 million (2.4% of net revenues) for the six months ended June 30, 2009 from $19.4 million (2.2% of net revenues) for the six months ended June 30, 2008.  The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

The provision for losses on accounts receivable increased $4.1 million, or 66.1%, to $10.3 million (1.1% of net revenues) for the six months ended June 30, 2009 from $6.2 million (0.7% of net revenues) for the six months ended June 30, 2008.  The increase resulted from slower cash collections.

Net interest expense decreased $2.9 million, or 10.3%, to $25.2 million (2.7% of net revenues) for the six months ended June 30, 2009 from $28.1 million (3.1% of net revenues) for the six months ended June 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the six months ended June 30 (dollars in thousands):

	2009		2008

Inpatient Services	$832,025	88.8%	$798,666	88.6%
Rehabilitation Therapy Services	88,246	9.4	71,603	7.9
Medical Staffing Services	54,594	5.8	61,092	6.8
Corporate	14	-	21	-
Intersegment Eliminations	(37,699)	(4.0)	(30,080)	(3.3)

Total net revenues	$937,180	100.0%	$901,302	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the six months ended June 30 (in thousands):

	2009	2008

Rehabilitation Therapy Services	$36,576	$28,752
Medical Staffing Services	1,123	1,328
Total intersegment revenue	$37,699	$30,080

The following table sets forth the amount of net segment income for the six months ended June 30 (in thousands):

	2009	2008

Inpatient Services	$80,604	$81,227
Rehabilitation Therapy Services	6,000	4,690
Medical Staffing Services	4,310	4,388
Net segment income before Corporate	90,914	90,305
Corporate	(52,884)	(55,813)
Net segment income	$38,030	$34,492

Inpatient Services

Net revenues increased $33.3 million, or 4.2%, to $832.0 million for the six months ended June 30, 2009 from $798.7 million for the six months ended June 30, 2008.  The increase was primarily the result of:

-
an increase of $13.1 million in Medicare revenues as a result of a $20.2 million increase  in Medicare Part A rates, a $3.6 million increase in Medicare Part B revenues and a $10.7 million decrease due to a lower customer base;

-
a $6.4 million increase in managed care and commercial insurance revenues driven by higher rates, which contributed $4.0 million of the increase, and higher customer base, which drove the remaining $2.4 million of the increase;

-	an increase of $11.2 million in Medicaid revenues consisting of $10.7 million related to improved rates and $0.5 million from an increase in customer base;

-	a $6.2 million increase in hospice Medicare revenues, resulting in part from an acquisition of a hospice company in September 2008; and

-	an increase of $1.0 million in other revenues;

Offset in part by:

-
a $4.1 million decrease in private pay revenues due to a decline in revenues of $8.2 million as a result of a lower customer base, offset in part by a $4.1 million increase in revenues resulting from higher rates; and

-	a $0.5 million decrease in revenues related to our Medicare Part B billing company.

Operating salaries and benefits expenses increased $10.2 million, or 2.5%, to $413.7 million for the six months ended June 30, 2009 from $403.5 million for the six months ended June 30, 2008.  The increase was attributable to the following:

-	wage increases and related benefits and taxes of $13.0 million; and

-	an increase of $1.6 million in health insurance expense;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Offset in part by:

-	a decrease of $4.2 million in overtime pay; and

-	a decrease of $0.2 million in bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance increased $5.1 million, or 20.9%, to $29.5 million for the six months ended June 30, 2009 as compared to $24.4 million for the six months ended June 30, 2008. General and professional liability insurance increased $8.1 million due to increased legal and administrative costs associated with claims, $4.3 million of which related to prior periods’ claims.  Workers’ compensation insurance decreased $3.0 million due to decreased exposures.

Other operating costs increased $12.0 million, or 5.9%, to $215.8 million for the six months ended June 30, 2009 from $203.8 million for the six months ended June 30, 2008.  The increase was attributable to the following:

-	a $6.7 million increase in therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $3.2 million increase in taxes primarily related to real estate, provider and gross receipts;

-	a $2.7 million increase in purchased services including software maintenance and service contracts;

-	a $2.1 million increase in supplies, due to higher costs for medical, IV, oxygen and office supplies; and

-	a $0.7 million increase in legal fees;

Offset in part by:

-	a $1.2 million decrease in nursing contract labor due to lower volume and improved labor management;

-	a $1.0 million decrease in education training;

-	a $0.6 million decrease in civil monetary penalties; and

-	a $0.6 million decrease in recruiting expenses.

General and administrative expenses increased $0.7 million, or 3.5%, to $20.6 million for the six months ended June 30, 2009 from $19.9 million for the six months ended June 30, 2008. The increase is primarily due to the increase in salaries and benefits (net of decrease in contract labor) and travel.

The provision for losses on accounts receivable increased $4.3 million, or 78.2%, to approximately $9.8 million for the six months ended June 30, 2009 from $5.5 million for the six months ended June 30, 2008.  The increase resulted from slower cash collections.

Center rent expense decreased $0.3 million, or 0.8%, to $36.0 million for the six months ended June 30, 2009 from $36.3 million for the six months ended June 30, 2008.  The decrease is attributable to the purchase of previously leased centers.

Depreciation and amortization increased $2.5 million, or 14.5%, to $19.8 million for the six months ended June 30, 2009 from $17.3 million for the six months ended June 30, 2008. The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net interest expense decreased $0.3 million, or 4.5%, to $6.3 million for the six months ended June 30, 2009 from $6.6 million for the six months ended June 30, 2008.  The decrease is a result of lower borrowing costs and lower aggregate borrowings.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $16.6 million, or 23.2%, to $88.2 million for the six months ended June 30, 2009 from $71.6 million for the six months ended June 30, 2008. The revenue increase was the result of:

-
an increase of $14.2 million attributable to increased billable minutes, of which 22 new contracts, net of lost contracts, accounted for $.7 million, or 5%, and 425 existing contracts accounted for $13.6 million, or 95%;

-	an increase of $1.8 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix; and

-	an increase of $0.6 million in revenue earned for contract management fees.

Operating salaries and benefits expenses increased $14.2 million, or 24.1%, to $73.0 million for the six months ended June 30, 2009 from $58.8 million for the six months ended June 30, 2008. The increase was primarily driven by wage rate increases coupled with the increase in service volume mentioned above.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $6.5 million, or 10.6%, to $54.6 million for the six months ended June 30, 2009 from $61.1 million for the six months ended June 30, 2008.  The decrease was primarily the result of:

-	a decrease of $5.0 million attributable to a decline in demand for our nurse staffing business;

-	a decrease of $1.1 million due to a decline in hours for therapy and pharmacy;

-	a decrease of $2.1 million related to closed offices; and

-	a decrease of $0.2 million in school business revenue;

Offset in part by:

-	an increase of $1.9 million due to higher fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses were $38.3 million for the six months ended June 30, 2009 as compared to $44.7 million for the six months ended June 30, 2008, a decrease of $6.4 million, or 14.3%. The decrease in operating salaries and benefits resulted from a decline in staffing levels due to a decrease in the nurse staffing, therapy staffing and pharmacy businesses.

Other operating costs increased $0.5 million, or 6.2%, to $8.6 million for the six months ended June 30, 2009 from $8.1 million for the six months ended June 30, 2008. The increase was primarily attributable to costs paid for temporary independent contractors that are physicians.

Corporate

General and administrative expenses not directly attributed to segments decreased $0.2 million, or 0.6%, to $32.5 million for the six months ended June 30, 2009 from $32.7 million for the three months ended June 30, 2008.  The decrease was primarily due to cost reductions in professional and consultant fees and benefits expense.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest expense

Interest expense not directly attributed to operating segments decreased $2.6 million, or 12.1%, to $18.9 million for the six months ended June 30, 2009 from $21.5 million for the six months ended June 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since June 30, 2008.

Liquidity and Capital Resources

There have been no material changes to our liquidity and capital resources since December 31, 2008.  For the three and six months ended June 30, 2009, our net income was $10.1 million and $20.3 million, respectively.  As of June 30, 2009, our working capital was $189.7 million. As of June 30, 2009, we had cash and cash equivalents of $95.7 million, $704.3 million in borrowings and $50.0 million available under our revolving credit facility.  As of June 30, 2009, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness, and the indenture governing our 9-1/8% Senior Subordinated Notes due 2015.

Based on current levels of operations, we believe that our operating cash flows (which were $87.8 million for the year ended December 31, 2008 and $52.1 million for the six months ended June 30, 2009), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures”, scheduled debt service payments and our other commitments described in the table under “Obligations and Commitments” at least through the next twelve months.  We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.  Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed.  However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

We have not drawn on our revolving credit facility since April 2007, and have since that time relied on our cash flows to provide for operational needs and capital expenditures.  However, there can be no assurance that our operations will continue to provide sufficient cash flow or that refinancing sources will be available in the future, particularly given current economic conditions.  We anticipate that we will be able to utilize our revolving credit facility if needed, as we expect to remain in compliance with the covenants contained in our credit agreement for at least the next twelve months.  However, recent issues involving the stability of financial institutions generally have called into question credit availability, and under the terms of our revolving credit facility, if one lender defaults on a borrowing request, then the other lenders are not required to fund that lender’s share.  While we do not anticipate that any of our lenders will be unable to lend under the revolving credit facility if we determine to borrow funds, no assurance can be given that one or more of our lenders will be able to fulfill their commitments.  We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.

In April 2009, we purchased a leased center in Oklahoma that we operate but did not own.  The purchase price of $3.3 million was funded through available cash.

Cash Flows

During the three months ended June 30, 2009, net cash provided by operating activities decreased by $3.2 million as compared to the same period last year. This decrease was the result of (i) our quarter-over-quarter increase in net income of $0.4 million, (ii) our quarter-over-quarter decrease in working capital changes of $4.6 million, driven by changes in accounts receivable, restricted cash, prepaid expenses and other assets, income taxes payable, accrued compensation and benefits and other accrued liabilities and (iii) a $1.0 million increase in non-cash adjustments to net income, principally related to deferred taxes.

Net cash used for investing activities of $16.4 million for the three months ended June 30, 2009 is comprised of (i) $13.1 million used for capital expenditures and (ii) $3.3 million used to purchase leased real estate.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net cash used for financing activities of $2.6 million for the three months ended June 30, 2009 is comprised of (i) $2.1 million used to repay long-term debt and capital lease obligations and (ii) $0.5 million used for distributions to non-controlling interests.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $13.1 million and $10.2 million for the three months ended June 30, 2009 and 2008, respectively, and $25.0 million and $16.1 million for the six months ended June 30, 2009 and 2008, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							June 30,	December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009 (1)	2008 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$6,230	$35,829	$5,054	$5,179	$199,435	$268,087	$519,814	$489,828	$442,992
Rate	8.1%	9.1%	7.4%	7.4%	6.8%	8.6%

Variable rate debt	$2,030	$26,398	$1,610	$1,610	$152,133	$-	$183,781	$177,887	$202,442
Rate	3.3%	3.6%	3.3%	3.3%	3.3%	-%

Interest rate swaps:
Variable to fixed	$150,000	$-	$-	$-	$-	$-		$7,135	$7,644
Average pay rate	4.8%	-	-	-	-	-
Average receive rate	1.1%	-	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and our principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2004, we commenced a declaratory relief action in the Orange County, California Superior Court in which two subsidiaries of American International Group (“AIG”) are parties. The action sought, among other things, a determination that the AIG subsidiary that was the carrier providing coverage under our excess/umbrella insurance policy for the 2000 through 2002 policy years is obligated to provide first dollar insurance coverage for those three policy years pursuant to the terms of the excess/umbrella policy.   Trial of this matter commenced in January 2009.  In June 2009, after conclusion of the liability phase of the trial, the judge ruled in favor of AIG and dismissed our claims.  We are currently evaluating whether to appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of our stockholders was held on June 10, 2009.

(b)  Gregory S. Anderson, Tony M. Astorga, Christian K. Bement, Michael J. Foster, Barbara B. Kennelly, Steven M. Looney, Richard K. Matros, and Milton J. Walters were each elected to a one-year term on the Board of Directors that will expire at the Annual Meeting of Stockholders in June 2010. The following table sets forth the number of votes cast for, the number of votes cast against and the number of abstentions with respect to each director nominee:

	For	Against	Abstain
Anderson	39,837,345	435,404	5,238
Astorga	39,627,983	644,684	5,320
Bement	35,449,563	4,823,107	5,317
Foster	39,786,843	485,829	5,315
Kennelly	39,554,805	717,870	5,312
Looney	39,093,508	1,179,155	5,324
Matros	39,529,595	743,076	5,315
Walters	39,037,695	1,234,969	5,323

(c)  The 2009 Performance Incentive Plan was approved and the results were as follows:

For	Against	Abstain	Broker Non-Votes
27,300,948	10,923,295	8,926	2,044,818

(d)  The other matter voted on at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2009 and the results were as follows:

For	Against	Abstain
40,264,530	11,579	1,698

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended (incorporated by reference from exhibits to our Form 10-K filed on March 7, 2008).

3.2	Amended and Restated Bylaws of Sun Healthcare Group, Inc. (incorporated by reference from exhibits to our Form 8-K filed on December 27, 2007).

10.1	Amended and Restated Severance Benefits Agreement dated as of December 17, 2008 by and between Richard L. Peranton and CareerStaff Unlimited, Inc.

10.2	2009 Incentive Bonus Plan for President of CareerStaff Unlimited, Inc.

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 6, 2009