Form 10-Q
period 2009-09-30
SUN HEALTHCARE GROUP INC
filed 2009-10-28
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 26, 2009, there were 43,749,001 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of September 30, 2009
	As of December 31, 2008

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended September 30, 2009 and 2008
	For the nine months ended September 30, 2009 and 2008

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended September 30, 2009 and 2008
	For the nine months ended September 30, 2009 and 2008

	Notes to Consolidated Financial Statements (unaudited)	8-28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 6.	Exhibits	47

Signature		47

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
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	September 30, 2009	December 31, 2008
		(Note 1)
Current assets:
Cash and cash equivalents	$117,405	$92,153
Restricted cash	25,855	34,676
Accounts receivable, net of allowance for doubtful accounts
of $51,202 and $44,830 at September 30, 2009 and
December 31, 2008, respectively	210,394	205,620
Prepaid expenses and other assets	23,385	21,456
Assets held for sale	-	3,654
Deferred tax assets	58,995	57,261

Total current assets	436,034	414,820

Property and equipment, net	615,825	603,645
Intangible assets, net	49,299	54,388
Goodwill	327,020	326,808
Restricted cash, non-current	3,313	3,303
Deferred tax assets	115,054	134,807
Other assets	5,042	5,563

Total assets	$1,551,587	$1,543,334

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30, 2009	December 31, 2008
		(Note 1)
Current liabilities:
Accounts payable	$48,005	$62,000
Accrued compensation and benefits	65,592	60,660
Accrued self-insurance obligations, current	46,847	45,293
Other accrued liabilities	65,141	56,857
Current portion of long-term debt and capital lease obligations	27,781	17,865

Total current liabilities	253,366	242,675

Accrued self-insurance obligations, net of current portion	114,258	114,557
Long-term debt and capital lease obligations, net of current portion	674,795	707,976
Unfavorable lease obligations, net	13,377	15,514
Other long-term liabilities	57,651	58,903

Total liabilities	1,113,447	1,139,625

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, no shares were issued or outstanding as of
September 30, 2009 and December 31, 2008	-	-
Common stock of $.01 par value, authorized 125,000,000
shares; 43,738,565 and 43,544,765 shares issued and
outstanding as of September 30, 2009 and December 31, 2008,
respectively	437	435
Additional paid-in capital	654,280	650,543
Accumulated deficit	(212,686)	(242,683)
Accumulated other comprehensive loss, net	(3,891)	(4,586)
Total stockholders’ equity	438,140	403,709

Total liabilities and stockholders’ equity	$1,551,587	$1,543,334

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	September 30, 2009	September 30, 2008

Total net revenues	$470,893	$455,757
Costs and expenses:
Operating salaries and benefits	265,929	259,349
Self-insurance for workers’ compensation and general and
professional liability insurance	14,165	14,527
Operating administrative expenses	12,462	12,792
Other operating costs	97,067	94,599
Center rent expense	18,194	18,409
General and administrative expenses	15,586	13,832
Depreciation and amortization	11,460	10,165
Provision for losses on accounts receivable	5,318	3,307
Interest, net of interest income of $106 and $340, respectively	12,231	13,070
Restructuring costs	872	-
Total costs and expenses	453,284	440,050

Income before income taxes and discontinued operations	17,609	15,707
Income tax expense	7,220	6,286
Income from continuing operations	10,389	9,421

Discontinued operations:
Loss from discontinued operations, net of related taxes	(712)	(163)
Loss on disposal of discontinued operations, net of
related taxes	(19)	(654)
Loss from discontinued operations, net	(731)	(817)

Net income	$9,658	$8,604

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.24	$0.22
Loss from discontinued operations, net	(0.02)	(0.02)
Net income	$0.22	$0.20

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.24	$0.21
Loss from discontinued operations, net	(0.02)	(0.02)
Net income	$0.22	$0.19

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,923	43,468
Diluted	44,015	44,478

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Nine Months Ended
	September 30, 2009	September 30, 2008

Total net revenues	$1,407,735	$1,356,706
Costs and expenses:
Operating salaries and benefits	790,804	766,223
Self-insurance for workers’ compensation and general and
professional liability insurance	45,626	40,985
Operating administrative expenses	38,231	37,671
Other operating costs	287,376	279,644
Center rent expense	54,773	55,325
General and administrative expenses	48,057	46,529
Depreciation and amortization	33,336	29,553
Provision for losses on accounts receivable	15,599	9,491
Interest, net of interest income of $310 and $1,454, respectively	37,422	41,144
Loss (gain) on sale of assets	42	(77)
Restructuring costs	872	-
Total costs and expenses	1,352,138	1,306,488

Income before income taxes and discontinued operations	55,597	50,218
Income tax expense	22,795	20,119
Income from continuing operations	32,802	30,099

Discontinued operations:
Loss from discontinued operations, net of related taxes	(2,472)	(710)
Loss on disposal of discontinued operations, net of
related taxes	(334)	(2,523)
Loss from discontinued operations, net	(2,806)	(3,233)

Net income	$29,996	$26,866

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.75	$0.70
Loss from discontinued operations, net	(0.07)	(0.08)
Net income	$0.68	$0.62

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.75	$0.68
Loss from discontinued operations, net	(0.07)	(0.07)
Net income	$0.68	$0.61

Weighted average number of common and common
equivalent shares outstanding:
Basic	43,807	43,240
Diluted	43,926	44,086

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$9,658	$8,604	$29,996	$26,866
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	11,460	10,202	33,336	29,802
Amortization of favorable and unfavorable lease intangibles	(474)	(452)	(1,350)	(1,443)
Provision for losses on accounts receivable	5,318	3,460	15,599	9,971
Loss on sale of assets, including discontinued
operations, net	31	539	607	2,255
Impairment charge for discontinued operation	-	-	-	1,800
Stock-based compensation expense	1,476	1,405	4,385	3,738
Deferred taxes	5,500	5,276	18,019	13,547
Other	-	(68)	-	11
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,079	1,751	(20,588)	(17,801)
Restricted cash	(710)	1,379	8,811	4,442
Prepaid expenses and other assets	382	(379)	144	(5,700)
Accounts payable	(6,762)	(3,983)	(11,825)	(7,113)
Accrued compensation and benefits	4,561	2,522	4,927	(1,129)
Accrued self-insurance obligations	4	(3,171)	1,255	(3,406)
Income taxes payable	-	(615)	-	976
Other accrued liabilities	9,355	4,296	8,530	679
Other long-term liabilities	(1,004)	(1,404)	177	4,648
Net cash provided by operating activities	39,874	29,362	92,023	62,143

Cash flows from investing activities:
Capital expenditures	(16,456)	(12,393)	(41,458)	(28,532)
Purchase of leased real estate	-	(8,229)	(3,275)	(8,956)
Proceeds from sale of assets held for sale	-	9,840	2,174	13,797
Acquisitions, net of cash acquired	-	(7,060)	-	(7,373)
Insurance proceeds received	-	553	-	628
Net cash used for investing activities	(16,456)	(17,289)	(42,559)	(30,436)

Cash flows from financing activities:
Borrowings of long-term debt	20,822	-	20,822	20,290
Principal repayments of long-term debt and capital lease
obligations	(22,562)	(2,221)	(44,249)	(27,420)
Payment to non-controlling interest	-	-	(311)	(2,035)
Distribution to non-controlling interest	-	(130)	(549)	(353)
Proceeds from issuance of common stock	55	2,342	75	2,412
Net cash used for financing activities	(1,685)	(9)	(24,212)	(7,106)

Net increase in cash and cash equivalents	21,733	12,064	25,252	24,601
Cash and cash equivalents at beginning of period	95,672	68,369	92,153	55,832
Cash and cash equivalents at end of period	$117,405	$80,433	$117,405	$80,433

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 206 healthcare centers in 25 states as of September 30, 2009.

Restructuring Costs

As we continue to focus on reducing costs and maximizing occupancy, we have evaluated and will continue to evaluate certain restructuring activities in our operations and administrative functions.  During the three and nine months ended September 30, 2009, we incurred $0.9 million of restructuring costs.  The costs consisted primarily of severance benefits resulting from reductions of administrative staff.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at September 30, 2009, and our consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by a Form 10-K/A (the “2008 Form 10-K”).

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised guidance for accounting for noncontrolling interests.  The guidance requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The guidance was effective beginning January 1, 2009, and did not have a material impact on our financial position, cash flows or results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In March 2008, the FASB issued rules that expanded quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The expanded disclosures were required effective for fiscal years beginning January 1, 2009, and we have included the required disclosures in Note 2 – “Long-Term Debt and Capital Lease Obligations” below.

In April 2009, the FASB issued guidance requiring disclosures of fair value be included in the summarized, interim financial statements.  This pronouncement was effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  All required disclosures have been included in our September 30, 2009 interim financial statements.

In May 2009, the FASB issued guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Companies are required to evaluate events or transactions taking place after the balance sheet date for recognition in the financial statements prior to issuance.  Additionally, we are required to disclose the date through which we have evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  These requirements became effective for our interim and annual reporting periods on April 1, 2009 and their adoption did not have a material impact on our financial position, cash flows or results of operations.  For the purposes of this reporting period, we have evaluated the subsequent events occurring through October 28, 2009, which we consider to be the date that the financial statements were “issued”.

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Recognition of the Codification in financial statements is effective for interim and annual periods ending after September 15, 2009.  The impact in our financial statements was only to references for accounting guidance.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial statements to conform to the 2009 financial statement presentation.  Primarily, we have reclassified the results of operations of two divested centers (see Note 4 – “Discontinued Operations”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.  As discussed in “Recent Accounting Pronouncements” above, the adoption of the new guidance for accounting for noncontrolling interests did not have a material impact on our financial position, cash flows or results of operations.  We have, however, reclassified $1.5 million previously reported as minority interest payable on our December 31, 2008 consolidated balance sheet in our 2008 Form 10-K to other long-term liabilities on our consolidated balance sheet in this Form 10-Q to conform to the 2009 financial statement presentation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	September 30, 2009	December 31, 2008

Revolving credit facility	$-	$-
Mortgage notes payable due at various dates through 2047, interest at rates from 3.4% to 11.6%, collateralized by the carrying values of
various centers totaling approximately $200,000 (1)	171,700	178,142
Term loan agreement	329,946	346,359
Senior subordinated notes	200,000	200,000
Capital leases	930	1,340
Total long-term obligations	702,576	725,841
Less amounts due within one year	(27,781)	(17,865)
Long-term obligations, net of current portion	$674,795	$707,976

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding premiums, as of September 30, 2009, were as follows (in thousands):

For the twelve months ending September 30:

2010	$27,781
2011	42,130
2012	6,600
2013	6,715
2014	350,151
Thereafter	268,517
$701,894

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment in accordance with GAAP.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive loss.  Ineffectiveness, if any, would be recognized in earnings.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The interest rate swap agreements qualify for hedge accounting treatment and have been designated as cash flow hedges.  Hedge effectiveness testing for the three and nine months ended September 30, 2009 and 2008 indicates that the swaps are highly effective hedges and as such, there is no amount related to hedging ineffectiveness to expense.  We do not anticipate our 2009 other comprehensive loss to be reclassified into earnings within the next year.

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swap	Other Long-Term		Other Long-Term
agreements	Liabilities	$6,485	Liabilities	$7,644

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended September 30, is as follows (in thousands):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss) Recognized in		Accumulated Other Comprehensive
	Other Comprehensive Income/(Loss)		Loss to Income (ineffective portion)
	2009	2008	2009	2008
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$390	$190	$-	$-

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the nine months ended September 30, is as follows (in thousands):

			Gain/(Loss) Reclassified from
	Amount of Gain/(Loss) Recognized in		Accumulated Other Comprehensive
	Other Comprehensive Income/(Loss)		Loss to Income (ineffective portion)
	2009	2008	2009	2008
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$695	$331	$-	$-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$117,405	$117,405	$92,153	$92,153
Restricted cash	$29,168	$29,168	$37,979	$37,979
Long-term debt and capital lease obligations,
including current portion	$702,576	$673,057	$725,841	$645,434
Interest rate swap agreements	$6,485	$6,485	$7,644	$7,644

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At September 30, 2009 and December 31, 2008, the fair value of our long-term debt, including current maturities, and our interest rate swap agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

The FASB Codification establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of September 30, 2009 and December 31, 2008, respectively (in thousands):

	September 30, 2009
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$48,066	$43,016	$5,050
Restricted cash – money market funds	$1,274	$1,274	$-
Interest rate swap agreements – liability	$6,485	$-	$6,485

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
	December 31, 2008
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$10,098	$5,053	$5,045
Restricted cash – money market funds	$1,272	$1,272	$-
Interest rate swap agreements – liability	$7,644	$-	$7,644

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

In October 2009, we transferred operations of a leased assisted living center in Utah to an outside party, which was reclassified to discontinued operations for the three and nine months ended September 30, 2009 and 2008.

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

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	September 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$132	$-	$132

Loss from discontinued operations, net (1)	$(712)	$-	$(712)
Loss on disposal of discontinued operations, net (2)	(19)	-	(19)
Loss from discontinued operations, net	$(731)	$-	$(731)

(1) Net of related tax benefit of $495
(2) Net of related tax benefit of $13

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
	For the Three Months Ended
	September 30, 2008
	Inpatient
	Services	Other	Total

Net operating revenues	$3,691	$4,525	$8,216

(Loss) income from discontinued operations, net (1)	$(188)	$25	$(163)
Loss on disposal of discontinued operations, net (2)	(654)	-	(654)
(Loss) income from discontinued operations, net	$(842)	$25	$(817)

(1) Net of related tax benefit of $114
(2) Net of related tax benefit of $436

	For the Nine Months Ended
	September 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$523	$-	$523

Loss from discontinued operations, net (1)	$(2,454)	$(18)	$(2,472)
Loss on disposal of discontinued operations, net (2)	(318)	(16)	(334)
Loss from discontinued operations, net	$(2,772)	$(34)	$(2,806)

(1) Net of related tax benefit of $1,718
(2) Net of related tax benefit of $232
	For the Nine Months Ended
	September 30, 2008
	Inpatient
	Services	Other	Total

Net operating revenues	$41,570	$14,115	$55,685

Loss from discontinued operations, net (1)	$(571)	$(139)	$(710)
Loss on disposal of discontinued operations, net (2)	(2,477)	(46)	(2,523)
Loss from discontinued operations, net	$(3,048)	$(185)	$(3,233)

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

Activity in our insurance reserves as of and for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2009	$87,282	$66,588	$153,870
Current year provision, continuing operations	7,240	7,419	14,659
Current year provision, discontinued operations	306	155	461
Claims paid, continuing operations	(4,234)	(5,217)	(9,451)
Claims paid, discontinued operations	(936)	(835)	(1,771)
Amounts paid for administrative services and other	(1,362)	(1,900)	(3,262)
Balance as of March 31, 2009	88,296	66,210	154,506

Current year provision, continuing operations	6,040	6,462	12,502
Current year provision, discontinued operations	331	168	499
Prior year reserve adjustments, continuing operations	4,300	-	4,300
Prior year reserve adjustments, discontinued operations	590	-	590
Claims paid, continuing operations	(6,858)	(5,535)	(12,393)
Claims paid, discontinued operations	(1,487)	(542)	(2,029)
Amounts paid for administrative services and other	(1,115)	(1,757)	(2,872)
Balance as of June 30, 2009	90,097	65,006	155,103

Current year provision, continuing operations	6,937	7,228	14,165
Current year provision, discontinued operations	434	158	592
Claims paid, continuing operations	(5,278)	(4,511)	(9,789)
Claims paid, discontinued operations	(621)	(474)	(1,095)
Amounts paid for administrative services and other	(1,562)	(1,853)	(3,415)
Balance as of September 30, 2009	$90,007	$65,554	$155,561

Balance as of January 1, 2008	$86,291	$61,439	$147,730
Current year provision, continuing operations	8,321	6,452	14,773
Current year provision, discontinued operations	465	274	739
Claims paid, continuing operations	(4,125)	(4,349)	(8,474)
Claims paid, discontinued operations	(1,249)	(1,016)	(2,265)
Amounts paid for administrative services and other	(1,052)	(2,026)	(3,078)
Balance as of March 31, 2008	88,651	60,774	149,425

Current year provision, continuing operations	6,576	7,759	14,335
Current year provision, discontinued operations	128	487	615
Prior year reserve adjustments, continuing operations	(5,250)	2,600	(2,650)
Prior year reserve adjustments, discontinued operations	(770)	400	(370)
Claims paid, continuing operations	(4,234)	(5,420)	(9,654)
Claims paid, discontinued operations	(932)	(669)	(1,601)
Amounts paid for administrative services and other	(1,044)	(1,157)	(2,201)
Balance as of June 30, 2008	83,125	64,774	147,899

Current year provision, continuing operations	6,957	7,570	14,527
Current year provision, discontinued operations	143	78	221
Claims paid, continuing operations	(5,537)	(5,517)	(11,054)
Claims paid, discontinued operations	(1,544)	(1,056)	(2,600)
Amounts paid for administrative services and other	(1,164)	(2,086)	(3,250)
Balance as of September 30, 2008	$81,980	$63,763	$145,743

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
A summary of the assets and liabilities related to insurance risks at September 30, 2009 and December 31, 2008 is as indicated (in thousands):

	September 30, 2009				December 31, 2008
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$5,880	$10,438	$16,318	|	$3,439	$22,131	$25,570
Non-current	-	-	-	|	-	-	-
Total	$5,880	$10,438	$16,318	|	$3,439	$22,131	$25,570
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$21,101	$20,202	$41,303	|	$20,739	$18,574	$39,313
Non-current	68,906	45,352	114,258	|	66,543	48,014	114,557
Total	$90,007	$65,554	$155,561	|	$87,282	$66,588	$153,870

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash above excludes $12,850 and $12,409 at September 30, 2009 and December 31, 2008, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities above exclude $5,544 and $5,980 at September 30, 2009 and December 31, 2008, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $363 and $56,355 for general and professional liability insurance and workers’ compensation, respectively, as of September 30, 2009 and $750 and $48,172 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2008.

(6)  Income Taxes

The provision for income taxes of $7.2 million and $22.8 million for the three and nine months, respectively, ended September 30, 2009 is based on a combined federal and state income tax rate of approximately 41%.  The provision for income taxes of $6.3 million and $20.1 million for the three and nine months, respectively, ended September 30, 2008 was based on a combined income tax rate of approximately 40%.

During the second quarter of 2009, the Internal Revenue Service commenced an examination of the tax returns for 2006 and the short-period ended April 19, 2007 of Harborside Healthcare Corporation (“Harborside”), a business we acquired in 2007.  At this time, we are unable to determine what impact, if any, this examination will have on our financial statements.

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

The Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $25.1 million, which includes approximately $14.6 million due to a significant acquisition in 2007. Accordingly, our net operating loss (“NOL”), capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $147.5 million of NOLs which

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

can be used to offset U.S. taxable income in 2009. Considering annual Section 382 limitations and built-in gains, we have a total of $298.7 million of utilizable NOL carryforwards to offset taxable income in 2009 and future years.

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

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act.  We have cooperated with the DOJ since we became aware of the lawsuit and have consistently denied the allegations in the lawsuit, which relate to Medicare billings for durable medical equipment.  In October 2009, we agreed to settle this lawsuit to avoid the protracted costs of litigation.  The settlement agreement provides that the settlement is not an admission of liability by us or the defendants, releases Harborside and its subsidiary from all liability arising from allegations in the lawsuit, and requires the defendants to pay $1.4 million.  We have fully accrued these amounts at September 30, 2009.

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

(8)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.  Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  More complete

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

descriptions and accounting policies of the segments are described in Note 14 – “Segment Information” and  Note 2 – “Summary of Significant Accounting Policies” of our 2008 Form 10-K.

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
September 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$420,623	$26,394	$23,864	$12	$-	$470,893

Intersegment revenues	-	18,592	545	-	(19,137)	-

Total revenues	$420,623	$44,986	$24,409	$12	$(19,137)	$470,893

Net segment income (loss)	$39,330	$2,606	$2,091	$(25,546)	$-	$18,481

Identifiable segment assets	$1,163,806	$15,499	$24,793	$880,219	$(528,443)	$1,555,874

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$15,384	$167	$8	$897	$-	$16,456

As of and for the
Three Months Ended
September 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$403,736	$22,756	$29,256	$9	$-	$455,757

Intersegment revenues	-	15,562	827	-	(16,389)	-

Total revenues	$403,736	$38,318	$30,083	$9	$(16,389)	$455,757

Net segment income (loss)	$35,821	$1,793	$2,479	$(24,386)	$-	$15,707

Identifiable segment assets	$1,130,615	$12,952	$29,237	$748,739	$(528,457)	$1,393,086

Goodwill	$326,579	$-	$4,533	$-	$-	$331,112

Segment capital expenditures	$11,875	$72	$51	$381	$-	$12,379
_____________________________________

The term “net segment income (loss)” is defined as earnings before gain (loss) on sale of assets, net, restructuring costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,252,310	$78,063	$77,335	$27	$-	$1,407,735

Intersegment revenues	-	55,168	1,668	-	(56,836)	-

Total revenues	$1,252,310	$133,231	$79,003	$27	$(56,836)	$1,407,735

Net segment income (loss)	$119,934	$8,606	$6,401	$(78,430)	$-	$56,511

Identifiable segment assets	$1,163,806	$15,499	$24,793	$880,219	$(528,443)	$1,555,874

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$38,957	$425	$59	$2,017	$-	$41,458

As of and for the
Nine Months Ended
September 30, 2008
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,202,050	$65,607	$89,020	$29	$-	$1,356,706

Intersegment revenues	-	44,314	2,155	-	(46,469)	-

Total revenues	$1,202,050	$109,921	$91,175	$29	$(46,469)	$1,356,706

Net segment income (loss)	$116,991	$6,483	$6,866	$(80,199)	$-	$50,141

Identifiable segment assets	$1,130,615	$12,952	$29,237	$748,739	$(528,457)	$1,393,086

Goodwill	$326,579	$-	$4,533	$-	$-	$331,112

Segment capital expenditures	$26,323	$171	$161	$1,756	$-	$28,411

______________________________________

The term “net segment income (loss)” is defined as earnings before gain (loss) on sale of assets, net, restructuring costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	September 30,
	2009	2008

Net segment income	$18,481	$15,707
Restructuring costs	(872)	-
Income before income taxes and
discontinued operations	$17,609	$15,707

	For the Nine Months Ended
	September 30,
	2009	2008

Net segment income	$56,511	$50,141
(Loss) gain on sale of assets	(42)	77
Restructuring costs	(872)	-
Income before income taxes and
discontinued operations	$55,597	$50,218

(9) Subsequent Event

On October 1, 2009 we acquired all the capital stock of Allegiance Hospice Group, Inc., a privately-held, Medicare-certified hospice company that provides services to patients in Maine, Massachusetts and New Hampshire, for $15.5 million in cash, excluding transaction costs.  The purchase price excludes $0.5 million of transaction costs, primarily investment banker success fees, that we will expense during the fourth quarter of 2009 in accordance with GAAP.

(10) Summarized Consolidating Information

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$98,323	$17,484	$1,598	$-	$117,405
Restricted cash	16,318	5,399	4,138	-	25,855
Accounts receivable, net	-	207,784	2,625	(15)	210,394
Prepaid expenses and other assets	9,653	14,703	615	(1,586)	23,385
Deferred tax assets	-	67,359	1,205	(9,569)	58,995
Total current assets	124,294	312,729	10,181	(11,170)	436,034
Property and equipment, net	8,844	539,798	67,183	-	615,825
Intangible assets, net	33,827	11,089	1,887	2,496	49,299
Goodwill	-	323,062	3,958	-	327,020
Restricted cash, non-current	2,969	344	-	-	3,313
Deferred tax assets	15,112	111,910	-	(11,968)	115,054
Other assets	281	4,828	2	(69)	5,042
Intercompany balances	299,012	-	10,040	(309,052)	-
Investment in subsidiaries	616,244	-	-	(616,244)	-
Total assets	$1,100,583	$1,303,760	$93,251	$(946,007)	$1,551,587

Current liabilities:
Accounts payable	$14,470	$33,013	$537	$(15)	$48,005
Accrued compensation and benefits	6,890	57,606	1,096	-	65,592
Accrued self-insurance obligations, current	4,138	42,709	-	-	46,847
Other accrued liabilities	20,899	40,837	3,405	-	65,141
Deferred tax liability	9,569	-	-	(9,569)	-
Current portion of long-term debt and capital lease
obligations	3,358	18,805	5,618	-	27,781
Total current liabilities	59,324	192,970	10,656	(9,584)	253,366
Accrued self-insurance obligations, net of current	44,960	68,869	429	-	114,258
Deferred tax liability	-	-	12,389	(12,389)	-
Long-term debt and capital lease obligations, net of current portion	527,124	88,575	59,096	-	674,795
Unfavorable lease obligations, net	-	15,873	-	(2,496)	13,377
Other long-term liabilities	31,035	23,401	3,215	-	57,651
Intercompany balances	-	305,294	-	(305,294)	-
Total liabilities	662,443	694,982	85,785	(329,763)	1,113,447

Stockholders’ equity:
Common stock	437	-	-	-	437
Additional paid-in capital	654,280	-	-	-	654,280
Accumulated deficit	(212,686)	608,778	7,466	(616,244)	(212,686)
Accumulated other comprehensive loss, net	(3,891)	-	-	-	(3,891)
Total stockholders' equity	438,140	608,778	7,466	(616,244)	438,140
Total liabilities and stockholders' equity	$1,100,583	$1,303,760	$93,251	$(946,007)	$1,551,587

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$12	$482,059	$7,959	$(19,137)	$470,893
Costs and expenses:
Operating salaries and benefits	-	261,722	4,207	-	265,929
Self-insurance for workers’ compensation and
general and professional liability insurance	108	13,898	159	-	14,165
General and administrative expenses (1)	16,034	12,014	-	-	28,048
Other operating costs	-	114,387	1,817	(19,137)	97,067
Center rent expense	-	18,009	185	-	18,194
Depreciation and amortization	658	10,216	586	-	11,460
Provision for losses on accounts receivable	-	5,249	69	-	5,318
Interest, net	9,076	2,032	1,123	-	12,231
Restructuring costs	-	872	-	-	872
Income from investment in subsidiaries	(24,918)	-	-	24,918	-
Total costs and expenses	958	438,399	8,146	5,781	453,284

(Loss) income before income taxes and
discontinued operations	(946)	43,660	(187)	(24,918)	17,609
Income tax (benefit) expense	(10,604)	17,901	(77)	-	7,220
Income (loss) from continuing operations	9,658	25,759	(110)	(24,918)	10,389

Discontinued operations:
Loss from discontinued operations, net	-	(374)	(338)	-	(712)
(Loss) gain on disposal of discontinued
operations, net	-	(32)	13	-	(19)
Loss on discontinued operations, net	-	(406)	(325)	-	(731)

Net income (loss)	$9,658	$25,353	$(435)	$(24,918)	$9,658

    (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$9	$464,657	$7,480	$(16,389)	$455,757
Costs and expenses:
Operating salaries and benefits	-	256,003	3,346	-	259,349
Self-insurance for workers’ compensation and
general and professional liability insurance	208	14,146	173	-	14,527
General and administrative expenses (1)	13,832	12,792	-	-	26,624
Other operating costs	2	109,437	1,549	(16,389)	94,599
Center rent expense	-	18,234	175	-	18,409
Depreciation and amortization	831	8,769	565	-	10,165
Provision for losses on accounts receivable	-	3,147	160	-	3,307
Interest, net	9,527	2,315	1,228	-	13,070
Gain on sale of assets	-	-	-	-	-
Income from investment in subsidiaries	(23,238)	-	-	23,238	-
Total costs and expenses	1,162	424,843	7,196	6,849	440,050

(Loss) income before income taxes and
discontinued operations	(1,153)	39,814	284	(23,238)	15,707
Income tax (benefit) expense	(9,757)	15,929	114	-	6,286
Income from continuing operations	8,604	23,885	170	(23,238)	9,421

Discontinued operations:
(Loss) income from discontinued operations, net	-	(265)	102	-	(163)
(Loss) gain on disposal of discontinued
operations, net	-	(1,085)	431	-	(654)
(Loss) income on discontinued operations, net	-	(1,350)	533	-	(817)

Net income	$8,604	$22,535	$703	$(23,238)	$8,604

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$27	$1,442,120	$22,424	$(56,836)	$1,407,735
Costs and expenses:
Operating salaries and benefits	-	778,491	12,313	-	790,804
Self-insurance for workers’ compensation and
general and professional liability insurance	315	44,833	478	-	45,626
General and administrative expenses (1)	49,462	36,826	-	-	86,288
Other operating costs	-	338,798	5,414	(56,836)	287,376
Center rent expense	-	54,218	555	-	54,773
Depreciation and amortization	2,006	29,585	1,745	-	33,336
Provision for losses on accounts receivable	-	15,280	319	-	15,599
Interest, net	27,673	6,388	3,361	-	37,422
Loss on sale of assets, net	-	49	(7)	-	42
Restructuring costs	-	872	-	-	872
Income from investment in subsidiaries	(76,859)	-	-	76,859	-
Total costs and expenses	2,597	1,305,340	24,178	20,023	1,352,138

(Loss) income before income taxes and
discontinued operations	(2,570)	136,780	(1,754)	(76,859)	55,597
Income tax (benefit) expense	(32,566)	56,080	(719)	-	22,795
Income (loss) from continuing operations	29,996	80,700	(1,035)	(76,859)	32,802

Discontinued operations:
Loss from discontinued operations, net	-	(1,332)	(1,140)	-	(2,472)
(Loss) gain on disposal of discontinued
operations, net	-	(566)	232	-	(334)
Loss on discontinued operations, net	-	(1,898)	(908)	-	(2,806)

Net income (loss)	$29,996	$78,802	$(1,943)	$(76,859)	$29,996

    (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$29	$1,381,667	$21,479	$(46,469)	$1,356,706
Costs and expenses:
Operating salaries and benefits	-	756,906	9,317	-	766,223
Self-insurance for workers’ compensation and
general and professional liability insurance	437	40,054	494	-	40,985
General and administrative expenses (1)	46,006	38,194	-	-	84,200
Other operating costs	2	321,579	4,532	(46,469)	279,644
Center rent expense	-	54,821	504	-	55,325
Depreciation and amortization	2,235	25,630	1,688	-	29,553
Provision for losses on accounts receivable	-	9,167	324	-	9,491
Interest, net	31,029	6,576	3,539	-	41,144
Gain on sale of assets	(77)		-	-	(77)
Income from investment in subsidiaries	(74,628)	-	-	74,628	-
Total costs and expenses	5,004	1,252,927	20,398	28,159	1,306,488

(Loss) income before income taxes and
discontinued operations	(4,975)	128,740	1,081	(74,628)	50,218
Income tax (benefit) expense	(31,842)	51,529	432	-	20,119
Income from continuing operations	26,867	77,211	649	(74,628)	30,099

Discontinued operations:
(Loss) income from discontinued operations, net	(1)	(1,823)	1,114	-	(710)
(Loss) gain on disposal of discontinued
operations, net	-	(4,100)	1,577	-	(2,523)
(Loss) income on discontinued operations, net	(1)	(5,923)	2,691	-	(3,233)

Net income	$26,866	$71,288	$3,340	$(74,628)	$26,866

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$44,227	$42,223	$5,573	$-	$92,023

Cash flows from investing activities:
Capital expenditures	(2,014)	(39,102)	(342)	-	(41,458)
Purchase of lease real estate	-	(3,275)	-	-	(3,275)
Proceeds from sale of assets held for sale	-	2,174	-	-	2,174
Net cash used for investing activities	(2,014)	(40,203)	(342)	-	(42,559)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,822	-	-	20,822
Principal repayments of long-term debt and capital
lease obligations	(16,494)	(23,310)	(4,445)	-	(44,249)
Payment to non-controlling interest	-	-	(311)	-	(311)
Distribution to non-controlling interest	-	-	(549)	-	(549)
Proceeds from issuance of common stock	75	-	-	-	75
Net cash used for financing activities	(16,419)	(2,488)	(5,305)	-	(24,212)
Net increase (decrease) in cash and cash equivalents	25,794	(468)	(74)	-	25,252
Cash and cash equivalents at beginning of period	72,529	17,952	1,672	-	92,153
Cash and cash equivalents at end of period	$98,323	$17,484	$1,598	$-	$117,405

For the Nine Months Ended September 30, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$16,317	$42,166	$3,660	$-	$62,143

Cash flows from investing activities:
Capital expenditures	(1,755)	(26,624)	(153)	-	(28,532)
Purchase of lease real estate	-	(8,956)	-	-	(8,956)
Proceeds from sale of assets held for sale	13,617	180	-	-	13,797
Acquisitions	-	(7,373)	-	-	(7,373)
Insurance proceeds received	628	-	-	-	628
Net cash provided by (used for) investing activities	12,490	(42,773)	(153)	-	(30,436)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,290	-	-	20,290
Principal repayments of long-term debt and capital lease obligations	(2,911)	(23,656)	(853)	-	(27,420)
Payment to non-controlling interest	-	-	(2,035)	-	(2,035)
Distribution to non-controlling interest	-	-	(353)	-	(353)
Proceeds from issuance of common stock	2,412	-	-	-	2,412
Net cash used for financing activities	(499)	(3,366)	(3,241)	-	(7,106)
Net increase (decrease) in cash and cash equivalents	28,308	(3,973)	266	-	24,601
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$58,529	$19,574	$2,330	$-	$80,433

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 184 skilled nursing centers, 14 assisted and independent living centers and eight mental health centers with 23,289 licensed beds located in 25 states as of September 30, 2009. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

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

The following table sets forth the revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Nine Months Ended
Sources of Revenues	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008

Consolidated:
Medicaid	$189,878	40.3%	$184,453	40.5%	$559,358	39.8%	$542,536	40.0%
Medicare	138,105	29.3	127,942	28.1	417,844	29.7	386,250	28.5
Private pay and other	118,517	25.2	121,213	26.6	353,942	25.1	360,028	26.5
Managed care and
commercial insurance	24,393	5.2	22,149	4.8	76,591	5.4	67,892	5.0
Total	$470,893	100.0%	$455,757	100.0%	$1,407,735	100.0%	$1,356,706	100.0%

Inpatient Only:
Medicaid	$189,856	45.1%	$184,398	45.7%	$559,256	44.7%	$542,419	45.1%
Medicare	134,148	31.9	124,763	30.9	405,778	32.4	377,548	31.4
Private pay and other	72,395	17.2	72,554	18.0	211,163	16.9	214,618	17.9
Managed care and
commercial insurance	24,224	5.8	22,021	5.4	76,113	6.0	67,465	5.6
Total	$420,623	100.0%	$403,736	100.0%	$1,252,310	100.0%	$1,202,050	100.0%

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

On July 31, 2009, CMS issued its final rule for skilled nursing facilities for the 2010 federal fiscal year, which commenced on October 1, 2009.  This rule provides for a market basket increase of 2.2% in our reimbursement rates and a 3.3% reduction for a forecast error/parity adjustment.  We estimate that the net result of the two adjustments, based on our current acuity mix, will be a decrease of 0.85% in our reimbursement rates, which we estimate will decrease our net revenues by approximately $1.0 million per quarter.

On July 31, 2009, CMS also issued its final rule for hospice services for the 2010 federal fiscal year.  The rule includes a market basket increase of 2.1% and a 0.7% decrease resulting from a phase out of the wage index budget neutrality factor.  We estimate that the net impact on our hospice service operations of these two adjustments will be an increase of 1.52% in our reimbursement rates, which we estimate will result in increased revenues of approximately $0.1 million per quarter.

In addition to the changes that affect the upcoming 2010 federal fiscal year, the rule also contains provisions for the 2011 federal fiscal year, which commences on October 1, 2010.  We are not able to predict whether these changes will occur but are able to confirm that CMS has determined that the changes will be budget neutral.

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
$457.79	$423.38	$454.15	$417.23

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
$172.06	$167.12	$170.86	$165.88

For comparison purposes, the inclusion of the impact from individually identifiable state-imposed provider taxes on the average amounts of inpatient Medicaid revenues per patient, per day recorded by our healthcare centers for the periods indicated results in the following:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
$159.38	$157.35	$159.37	$156.04

Managed Care and Insurance

During the three months ended September 30, 2009, we received 5.2% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
$371.09	$352.17	$373.86	$347.90

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Private Payors, Veterans and Other

During the three months ended September 30, 2009, we received 25.2% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
$178.09	$172.95	$178.38	$172.45

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

Recent Accounting Pronouncements

Discussion of recent accounting pronouncements can be found in the “Recent Accounting Pronouncements” portion of Note 1 – “Nature of Business” to our consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Total net revenues	$470,893	$455,757	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	265,929	259,349	56.5	56.9
Self-insurance for workers’ compensation and
general and professional liabilities	14,165	14,527	3.0	3.2
Other operating costs (1)	109,529	107,391	23.3	23.6
Center rent expense	18,194	18,409	3.9	4.0
General and administrative expenses	15,586	13,832	3.3	3.0
Depreciation and amortization	11,460	10,165	2.4	2.2
Provision for losses on accounts receivable	5,318	3,307	1.1	0.7
Interest, net	12,231	13,070	2.6	2.9
Other costs	872	-	0.2	-
Income before income taxes and discontinued
operations	17,609	15,707	3.7	3.5
Income tax expense	7,220	6,286	1.5	1.4
Income from continuing operations	10,389	9,421	2.2	2.1
Loss from discontinued operations, net	(731)	(817)	(0.1)	(0.2)
Net income	$9,658	$8,604	2.1%	1.9%

(1)   Operating administrative expenses are included in “other operating costs” above.

	For the Nine	For the Nine	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Total net revenues	$1,407,735	$1,356,706	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	790,804	766,223	56.2	56.5
Self-insurance for workers’ compensation and
general and professional liabilities	45,626	40,985	3.2	3.0
Other operating costs (1)	325,607	317,315	23.1	23.4
Center rent expense	54,773	55,325	3.9	4.1
General and administrative expenses	48,057	46,529	3.4	3.4
Depreciation and amortization	33,336	29,553	2.4	2.2
Provision for losses on accounts receivable	15,599	9,491	1.1	0.7
Interest, net	37,422	41,144	2.7	3.0
Other costs (income)	914	(77)	0.1	-
Income before income taxes and discontinued
operations	55,597	50,218	3.9	3.7
Income tax expense	22,795	20,119	1.6	1.5
Income from continuing operations	32,802	30,099	2.3	2.2
Loss from discontinued operations, net	(2,806)	(3,233)	(0.2)	(0.2)
Net income	$29,996	$26,866	2.1%	2.0%

(1)   Operating administrative expenses are included in “other operating costs” above.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008” is based, in part, on the financial information presented in Note 8 – “Segment Information” in our interim consolidated financial statements.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $15.1 million, or 3.3%, to $470.9 million for the three months ended September 30, 2009 from $455.8 million for the three months ended September 30, 2008. We reported net income for the three months ended September 30, 2009 of $9.7 million compared to net income of $8.6 million for the three months ended September 30, 2008.

The increase in net revenues for the 2009 period included $16.9 million of additional revenue in our Inpatient Services segment primarily due to increases in rates from many of our payor sources:  Medicare Part A and Part B, managed care, commercial insurance and Medicaid, although the Medicaid rate increases were significantly offset by increased provider taxes.  Higher customer bases under our managed care, commercial insurance and Medicare hospice programs, the September 2008 acquisition of a hospice company and a $6.7 million increase in revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes and billing rates, also contributed to the increase in net revenues.  This increase was partially offset by a $5.7 million decrease in revenue from our Medical Staffing segment mainly due to a decrease in billable nursing hours.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $6.6 million, or 2.5%, to $265.9 million (56.5% of net revenues) for the three months ended September 30, 2009 from $259.3 million (56.9% of net revenues) for the three months ended September 30, 2008.  The increase resulted primarily from $4.6 million in our Inpatient Services segment driven by wage increases and a $6.0 million increase from our Rehabilitation Therapy segment attributable to wage rate increases and business growth.  These increases were offset by a $4.0 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the nurse staffing and pharmacy business.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $0.3 million, or 2.1%, to $14.2 million (3.0% of net revenues) for the three months ended September 30, 2009 from $14.5 million (3.2% of net revenues) for the three months ended September 30, 2008 primarily due to decreased exposures in our workers’ compensation programs.

Other operating costs increased $2.1 million, or 2.0%, to $109.5 million (23.3% of net revenues) for the three months ended September 30, 2009 from $107.4 million (23.6% of net revenues) for the three months ended September 30, 2008.  The increase was primarily due to increased therapy costs in our Inpatient Services segment resulting from an increase in higher acuity patients requiring more rehabilitation therapy and an increase in purchased services.

Center rent expense decreased $0.2 million, or 1.1%, to $18.2 million (3.9% of net revenues) for the three months ended September 30, 2009 from $18.4 million (4.0% of net revenues) for the three months ended September 30, 2008.  The decrease was due to reduced rent for a previously leased center that was purchased in the first quarter of 2009.

General and administrative expenses increased $1.8 million, or 13.0%, to $15.6 million (3.3% of net revenues) for the three months ended September 30, 2009 from $13.8 million (3.0% of net revenues) for the three months ended September 30, 2008.  The increase was primarily due to bonus and lobbying expenses.

Depreciation and amortization increased $1.3 million, or 12.7%, to $11.5 million (2.4% of net revenues) for the three months ended September 30, 2009 from $10.2 million (2.2% of net revenues) for the three months ended September 30, 2008.  The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable increased $2.0 million, or 60.6%, to $5.3 million (1.1% of net revenues) for the three months ended September 30, 2009 from $3.3 million (0.7% of net revenues) for the three months ended September 30, 2008.  The increase resulted from increased credit risk associated with slower cash collections.

Net interest expense decreased $0.9 million, or 6.9%, to $12.2 million (2.6% of net revenues) for the three months ended September 30, 2009 from $13.1 million (2.9% of net revenues) for the three months ended September 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

As we continue to focus on reducing costs and maximizing occupancy, we have evaluated and will continue to evaluate certain restructuring activities in our operations and administrative functions.  During the three months ended September 30, 2009, we incurred $0.9 million of restructuring costs.  The costs consisted primarily of severance benefits resulting from reductions of administrative staff.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended September 30 (dollars in thousands):

	2009		2008

Inpatient Services	$420,623	89.3%	$403,736	88.6%
Rehabilitation Therapy Services	44,986	9.6	38,318	8.4
Medical Staffing Services	24,409	5.2	30,083	6.6
Corporate	12	-	9	-
Intersegment Eliminations	(19,137)	(4.1)	(16,389)	(3.6)

Total net revenues	$470,893	100.0%	$455,757	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended September 30 (in thousands):

	2009	2008

Rehabilitation Therapy Services	$18,592	$15,562
Medical Staffing Services	545	827
Total intersegment revenue	$19,137	$16,389

The following table sets forth the amount of net segment income for the three months ended September 30 (in thousands):

	2009	2008

Inpatient Services	$39,330	$35,821
Rehabilitation Therapy Services	2,606	1,793
Medical Staffing Services	2,091	2,479
Net segment income before Corporate	44,027	40,093
Corporate	(25,546)	(24,386)
Net segment income	$18,481	$15,707

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

measures, including net segment income.  Net segment income is defined as earnings before loss on sale of assets, restructuring costs, income tax expense and discontinued operations. Net segment income for the three months ended September 30, 2009 for (1) our Inpatient Services segment increased $3.5 million, or 9.8%, to $39.3 million, (2) our Rehabilitation Therapy Services segment increased $0.8 million, or 44.4%, to $2.6 million and (3) our Medical Staffing Services segment decreased $0.4 million, or 16.0%, to $2.1 million in comparison to the three months ended September 30, 2008, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services

Net revenues increased $16.9 million, or 4.2%, to $420.6 million for the three months ended September 30, 2009 from $403.7 million for the three months ended September 30, 2008.  The increase was primarily the result of:

-
an increase of $6.5 million in Medicare revenues as a result of an $8.7 million increase from higher Medicare Part A rates and a $1.0 million increase in Medicare Part B revenues, partially offset by a $3.2 million decrease in revenues due to a lower customer base;

-
an increase of $5.4 million in Medicaid revenues consisting of $5.2 million related to improved rates, which were significantly offset by increased provider tax expense (as discussed below), and $0.2 million from an increase in customer base;

-	a $3.1 million increase in hospice revenues resulting from a September 2008 acquisition of a hospice company and a higher customer base; and

-
a $2.1 million increase in managed care and commercial insurance revenues driven by higher rates, which contributed $1.2 million of the increase, and higher customer base, which drove the remaining $0.9 million of the increase;

Offset in part by:

-	a $0.2 million decrease in private pay and other revenues, primarily resulting from lower customer base.

Operating salaries and benefits expenses increased $4.6 million, or 2.2%, to $210.9 million for the three months ended September 30, 2009 from $206.3 million for the three months ended September 30, 2008.  The increase was attributable to the following:

-	wage increases and related benefits and taxes of $5.1 million; and

-	an increase of $1.3 million in health insurance expense;

Offset in part by:

-	a decrease of $1.8 million in overtime pay.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $0.2 million, or 1.5%, to $13.2 million for the three months ended September 30, 2009 as compared to $13.4 million for the three months ended September 30, 2008, which was driven by decreased exposures in our workers’ compensation programs.

Other operating costs increased $6.3 million, or 6.1%, to $110.4 million for the three months ended September 30, 2009 from $104.1 million for the three months ended September 30, 2008.  The increase was attributable to the following:

-	a $3.2 million increase in taxes primarily due to provider taxes;

-	a $2.8 million increase in therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $0.8 million increase in purchased services primarily related to service and medical contracts;

-	a $0.7 million increase in supplies, due to higher costs for medical, incontinency and drugs;

-	a $0.5 million increase in education and training expense; and

-	a $0.1 million increase in legal fees;

Offset in part by:

-	a $0.7 million decrease in nursing contract labor due to lower volume and more in-house availability of staff;

-	a $0.7 million decrease in utilities primarily related to a decreases in electricity, gas and oil;

-	a $0.2 million decrease in recruiting expenses; and

-	a $0.2 million decrease in civil monetary penalties.

General and administrative expenses increased $0.1 million, or 1.0%, to $10.3 million for the three months ended September 30, 2009 from $10.2 million for the three months ended September 30, 2008, primarily due to increases in salaries and benefits.

The provision for losses on accounts receivable increased $1.9 million, or 57.6%, to $5.2 million for the three months ended September 30, 2009 from $3.3 million for the three months ended September 30, 2008.  The increase resulted from increased credit risk associated with slower cash collections.

Center rent expense decreased $0.2 million, or 1.1%, to $17.9 million for the three months ended September 30, 2009 from $18.1 million for the three months ended September 30, 2008.  The decrease is attributable to the purchase of previously leased centers.

Depreciation and amortization increased $1.5 million, or 16.7%, to $10.5 million for the three months ended September 30, 2009 from $9.0 million for the three months ended September 30, 2008.  The increase was attributable to additional depreciation expense on property and equipment acquired during the period.

Net interest expense decreased $0.5 million, or 14.3%, to $3.0 million for the three months ended September 30, 2009 from $3.5 million for the three months ended September 30, 2008.  The decrease is a result of lower borrowing costs and lower aggregate borrowings.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $6.7 million, or 17.5%, to $45.0 million for the three months ended September 30, 2009 from $38.3 million for the three months ended September 30, 2008. The revenue increase was the result of:

-
an increase of $5.5 million attributable to increased billable minutes, of which eight new contracts, net of lost contracts, accounted for $0.1 million, or 2%, and existing contracts accounted for $5.4 million, or 98%;

-	an increase of $0.8 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix; and

-	an increase of $0.4 million in revenue earned for contract management fees.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Operating salaries and benefits expenses increased $6.0 million, or 18.8%, to $38.0 million for the three months ended September 30, 2009 from $32.0 million for the three months ended September 30, 2008.  The increase was primarily driven by the increase in service volume mentioned above coupled with wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $5.7 million, or 18.9%, to $24.4 million for the three months ended September 30, 2009 from $30.1 million for the three months ended September 30, 2008.  The decrease was primarily the result of:

-	a decrease of $3.2 million attributable to a decline in demand for our nurse staffing business;

-	a decrease of $1.6 million due to a decline in hours for therapy and pharmacy;

-	a decrease of $0.7 million related to closed offices; and

-	a decrease of $0.2 million due to lower fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses were $17.1 million for the three months ended September 30, 2009 as compared to $21.1 million for the three months ended September 30, 2008, a decrease of $4.0 million, or 19.0%.  The decrease in operating salaries and benefits is a direct result of the decline in staffing levels for our nurse staffing, therapy staffing and pharmacy businesses.

Other operating costs decreased $1.0 million, or 20.4%, to $3.9 million for the three months ended September 30, 2009 from $4.9 million for the three months ended September 30, 2008.  The decrease was primarily attributable to costs paid for travel and lodging for travel nurses and therapists.

Corporate

General and administrative expenses not directly attributed to segments increased $1.8 million, or 13.0%, to $15.6 million for the three months ended September 30, 2009 from $13.8 million for the three months ended September 30, 2008. The increase was primarily due to bonus and lobbying expenses.

As we continue to focus on reducing costs and maximizing occupancy, we have evaluated and will continue to evaluate certain restructuring activities in our operations and administrative functions.  During the three months ended September 30, 2009, we incurred $0.9 million of restructuring costs.  The costs consisted primarily of severance benefits resulting from reductions of administrative staff.

Interest expense

Interest expense not directly attributed to operating segments decreased $0.3 million, or 3.2%, to $9.2 million for the three months ended September 30, 2009 from $9.5 million for the three months ended September 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since September 30, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $51.1 million, or 3.8%, to $1,407.8 million for the nine months ended September 30, 2009 from $1,356.7 million for the nine months ended September 30, 2008. We reported net income for the nine months ended September 30, 2009 of $30.0 million compared to net income of $26.9 million for the nine months ended September 30, 2008.

The increase in net revenues for the 2009 period included $50.3 million of additional revenue in our Inpatient Services segment primarily due to increases in rates from many of our payor sources:  Medicare Part A and Part B, managed care, commercial insurance and Medicaid, although the Medicaid rate increases were significantly offset by increased provider taxes.  Higher customer bases under our managed care, commercial insurance and Medicare hospice programs, the September 2008 acquisition of a hospice company and a $23.3 million increase in revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes and billing rates, also contributed to the increase in net revenues.  This increase was partially offset by a $12.2 million decrease in revenue from our Medical Staffing segment mainly due to a decrease in billable nursing hours.

Operating salaries and benefits, excluding workers’ compensation insurance costs, increased $24.6 million, or 3.2%, to $790.8 million (56.2% of net revenues) for the nine months ended September 30, 2009 from $766.2 million (56.5% of net revenues) for the nine months ended September 30, 2008.  The increase resulted primarily from $14.7 million of wage increases in our Inpatient Services segment and a $20.2 million increase from our Rehabilitation Therapy segment attributable to wage rate increases and business growth.  These increases were offset by a $10.4 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the nurse staffing and pharmacy businesses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $4.6 million, or 11.2%, to $45.6 million (3.2% of net revenues) for the nine months ended September 30, 2009 from $41.0 million (3.0% of net revenues) for the nine months ended September 30, 2008 primarily due to increased medical, legal and administrative costs associated with prior period claims.

Other operating costs increased $8.3 million, or 2.6%, to $325.6 million (23.1% of net revenues) for the nine months ended September 30, 2009 from $317.3 million (23.4% of net revenues) for the nine months ended September 30, 2008.  The increase was primarily due to increased therapy costs in our Inpatient Services segment resulting from an increase in higher acuity patients requiring more rehabilitation therapy and an increase in purchased services.

Center rent expense decreased $0.5 million, or 0.9%, to $54.8 million (3.9% of net revenues) for the nine months ended September 30, 2009 from $55.3 million (4.1% of net revenues) for the nine months ended September 30, 2008.  The decrease was due to reduced rent for a previously leased center that was purchased in the first quarter of 2009.

General and administrative expenses increased $1.6 million, or 3.4%, to $48.1 million (3.4% of net revenues) for the nine months ended September 30, 2009 from $46.5 million (3.4% of net revenues) for the nine months ended September 30, 2008.  The increase was primarily due to bonus and lobbying expenses.

Depreciation and amortization increased $3.7 million, or 12.5%, to $33.3 million (2.4% of net revenues) for the nine months ended September 30, 2009 from $29.6 million (2.2% of net revenues) for the nine months ended September 30, 2008.  The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

The provision for losses on accounts receivable increased $6.5 million, or 68.4%, to $16.0 million (1.1% of net revenues) for the nine months ended September 30, 2009 from $9.5 million (0.7% of net revenues) for the nine months ended September 30, 2008.  The increase resulted from increased credit risk associated with slower cash collections.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net interest expense decreased $3.7 million, or 9.0%, to $37.4 million (2.7% of net revenues) for the nine months ended September 30, 2009 from $41.1 million (3.0% of net revenues) for the nine months ended September 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

As we continue to focus on reducing costs and maximizing occupancy, we have evaluated and will continue to evaluate certain restructuring activities in our operations and administrative functions.  During the nine months ended September 30, 2009, we incurred $0.9 million of restructuring costs.  The costs consisted primarily of severance benefits resulting from reductions of administrative staff.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the nine months ended September 30 (dollars in thousands):

	2009		2008

Inpatient Services	$1,252,310	88.9%	$1,202,050	88.6%
Rehabilitation Therapy Services	133,231	9.5	109,921	8.1
Medical Staffing Services	79,003	5.6	91,175	6.7
Corporate	27	-	29	-
Intersegment Eliminations	(56,836)	(4.0)	(46,469)	(3.4)

Total net revenues	$1,407,735	100.0%	$1,356,706	100.0%

Inpatient services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the nine months ended September 30 (in thousands):

	2009	2008

Rehabilitation Therapy Services	$55,168	$44,314
Medical Staffing Services	1,668	2,155
Total intersegment revenue	$56,836	$46,469

The following table sets forth the amount of net segment income for the nine months ended September 30 (in thousands):

	2009	2008

Inpatient Services	$119,934	$116,991
Rehabilitation Therapy Services	8,606	6,483
Medical Staffing Services	6,401	6,866
Net segment income before Corporate	134,941	130,340
Corporate	(78,430)	(80,199)
Net segment income	$56,511	$50,141

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Net revenues increased $50.3 million, or 4.2%, to $1,252.3 million for the nine months ended September 30, 2009 from $1,202.1 million for the nine months ended September 30, 2008.  The increase was primarily the result of:

-
an increase of $19.6 million in Medicare revenues as a result of a $28.8 million increase in Medicare Part A rates, a $4.7 million increase in Medicare Part B revenues and a $13.9 million decrease due to a lower customer base;

-
an increase of $16.6 million in Medicaid revenues consisting of $16.0 million related to improved rates, which were significantly offset by increased provider tax expense (as discussed below), and $0.6 million from an increase in customer base;

-	a $9.3 million increase in hospice revenues, resulting from an acquisition of a hospice company in September 2008 and a higher customer base;

-
an $8.5 million increase in managed care and commercial insurance revenues driven by higher rates, which contributed $5.1 million of the increase, and higher customer base, which drove the remaining $3.4 million of the increase; and

-	an increase of $1.6 million in other revenues;

Offset in part by:

-
a $4.8 million decrease in private pay revenues due to a decline in revenues of $10.5 million as a result of a lower customer base, offset in part by a $5.7 million increase in revenues resulting from higher rates; and

-	a $0.6 million decrease in revenues related to our Medicare Part B billing company.

Operating salaries and benefits expenses increased $14.7 million, or 2.4%, to $624.4 million for the nine months ended September 30, 2009 from $609.7 million for the nine months ended September 30, 2008.  The increase was attributable to the following:

-	wage increases and related benefits and taxes of $18.2 million; and

-	an increase of $2.9 million in health insurance expense;

Offset in part by:

-	a decrease of $6.1 million in overtime pay; and

-	a decrease of $0.3 million in bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance increased $4.9 million, or 13.0%, to $42.7 million for the nine months ended September 30, 2009 as compared to $37.8 million for the nine months ended September 30, 2008.  General and professional liability insurance increased $8.1 million due to increased legal and administrative costs associated with claims, $4.3 million of which related to prior periods’ claims.  Workers’ compensation insurance decreased $3.2 million due to decreased exposures.

Other operating costs increased $18.3 million, or 5.9%, to $326.1 million for the nine months ended September 30, 2009 from $307.8 million for the nine months ended September 30, 2008.  The increase was attributable to the following:

-	a $9.4 million increase in therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $6.4 million increase in taxes primarily related to provider taxes;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $3.5 million increase in purchased services including software maintenance, medical and service contracts;

-	a $3.4 million increase in supplies, due to higher costs for medical, incontinency, office supplies and drugs; and

-	a $0.8 million increase in legal costs;

Offset in part by:

-	a $2.0 million decrease in nursing contract labor due to lower volume and improved labor management;

-	a $0.9 million increase in rebates and discounts;

-	a $0.9 million decrease in civil monetary penalties;

-	an $0.8 million decrease in utilities primarily related to decreases in electricity, gas and oil costs; and

-	a $0.6 million decrease in recruiting expenses.

General and administrative expenses increased $0.7 million, or 2.3%, to $30.8 million for the nine months ended September 30, 2009 from $30.1 million for the nine months ended September 30, 2008. The increase is primarily due to the increase in salaries and benefits.

The provision for losses on accounts receivable increased $6.1 million, or 68.5%, to $15.0 million for the nine months ended September 30, 2009 from $8.9 million for the nine months ended September 30, 2008.  The increase resulted from increased credit risk associated with slower cash collections.

Center rent expense decreased $0.6 million, or 1.1%, to $53.7 million for the nine months ended September 30, 2009 from $54.3 million for the nine months ended September 30, 2008.  The decrease is attributable to the purchase of previously leased centers.

Depreciation and amortization increased $4.0 million, or 15.2%, to $30.3 million for the nine months ended September 30, 2009 from $26.3 million for the nine months ended September 30, 2008. The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

Net interest expense decreased $0.8 million, or 7.9%, to $9.3 million for the nine months ended September 30, 2009 from $10.1 million for the nine months ended September 30, 2008.  The decrease is a result of lower borrowing costs and lower aggregate borrowings.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $23.3 million, or 21.2%, to $133.2 million for the nine months ended September 30, 2009 from $109.9 million for the nine months ended September 30, 2008. The revenue increase was the result of:

-
an increase of $19.7 million attributable to increased billable minutes, of which eight new contracts, net of lost contracts, accounted for $0.3 million, or 2%, and existing contracts accounted for $19.4 million, or 98%;

-	an increase of $2.6 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix; and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $1.0 million in revenue earned for contract management fees.

Operating salaries and benefits expenses increased $20.2 million, or 22.3%, to $110.9 million for the nine months ended September 30, 2009 from $90.7 million for the nine months ended September 30, 2008.  The increase was primarily driven by the increase in service volume mentioned above coupled with wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $12.2 million, or 13.4%, to $79.0 million for the nine months ended September 30, 2009 from $91.2 million for the nine months ended September 30, 2008.  The decrease was primarily the result of:

-	a decrease of $9.0 million attributable to a decline in demand for our nurse staffing business;

-	a decrease of $2.7 million due to a decline in hours for therapy and pharmacy;

-	a decrease of $2.0 million related to closed offices; and

-	a decrease of $0.3 million in school business revenue;

Offset in part by:

-	an increase of $1.8 million due to higher fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses were $55.4 million for the nine months ended September 30, 2009 as compared to $65.8 million for the nine months ended September 30, 2008, a decrease of $10.4 million, or 15.8%. The decrease in operating salaries and benefits resulted from a decline in staffing levels due to a decrease in the nurse staffing, therapy staffing and pharmacy businesses.

Other operating costs decreased $0.5 million, or 3.8%, to $12.5 million for the nine months ended September 30, 2009 from $13.0 million for the nine months ended September 30, 2008.  The decrease was primarily attributable to costs paid for travel and lodging for travel nurses and therapists, partially offset by costs paid for temporary independent contractors that are physicians.

Corporate

General and administrative expenses not directly attributed to segments increased $1.6 million, or 3.4%, to $48.1 million for the nine months ended September 30, 2009 from $46.5 million for the nine months ended September 30, 2008.  The increase was primarily due to bonus and lobbying expenses.

As we continue to focus on reducing costs and maximizing occupancy, we have evaluated and will continue to evaluate certain restructuring activities in our operations and administrative functions.  During the nine months ended September 30, 2009, we incurred $0.9 million of restructuring costs.  The costs consisted primarily of severance benefits resulting from reductions of administrative staff.

Interest expense

Interest expense not directly attributed to operating segments decreased $2.9 million, or 9.4%, to $28.1 million for the nine months ended September 30, 2009 from $31.0 million for the nine months ended September 30, 2008 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since September 30, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

There have been no material changes to our liquidity and capital resources since December 31, 2008.  For the three and nine months ended September 30, 2009, our net income was $9.7 million and $30.0 million, respectively.  As of September 30, 2009, our working capital was $182.7 million. As of September 30, 2009, we had cash and cash equivalents of $117.4 million, $702.6 million in borrowings and $50.0 million available under our revolving credit facility.  As of September 30, 2009, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness, and the indenture governing our 9-1/8% Senior Subordinated Notes due 2015.

Based on current levels of operations, we believe that our operating cash flows (which were $87.8 million for the year ended December 31, 2008 and $92.0 million for the nine months ended September 30, 2009), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures,” scheduled debt service payments and our other commitments described in our 2008 Form 10-K in the table under “Obligations and Commitments” at least through the next twelve months.  We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.  Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed.  However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

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

In April 2009, we purchased a leased center in Oklahoma that we operate but did not own.  The purchase price of $3.3 million was funded through available cash.  In October 2009, we acquired all the capital stock of Allegiance Hospice Group, Inc. for approximately $15.5 million, which was funded with available cash.

Cash Flows

During the three months ended September 30, 2009, net cash provided by operating activities increased by $10.5 million as compared to the same period last year. This increase was the result of (i) our quarter-over-quarter increase in net income of $1.1 million, (ii) our quarter-over-quarter increase in working capital changes of $6.5 million, driven by changes in prepaid expenses and other assets, income taxes payable, accrued compensation and benefits and other accrued liabilities and (iii) a $2.9 million increase in non-cash adjustments to net income, principally related to the provision for losses on accounts receivable.

Net cash used for investing activities of $16.5 million for the three months ended September 30, 2009 is principally related to capital expenditures.

Net cash used for financing activities of $1.7 million for the three months ended September 30, 2009 is comprised of (i) $22.5 million used to repay long-term debt and capital lease obligations and (ii) $20.8 million of borrowing under long-term debt obligations.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $16.5 million and $12.4 million for the three months ended September 30, 2009 and 2008, respectively, and $41.5 million and $28.5 million for the nine months ended September 30, 2009 and 2008, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Loan Agreements

In April 2007 we issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 10 – “Summarized Consolidating Information.”)

In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (the “Credit Agreement”) in connection with our acquisition of Harborside Healthcare Corporation (“Harborside”).  The Credit Agreement provides for $365.0 million in term loans (of which $329.9 million was outstanding at September 30, 2009), a $50.0 million revolving credit facility (undrawn at September 30, 2009) and a $70.0 million letter of credit facility ($66.0 million outstanding at September 30, 2009).  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.   Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. We were in compliance with these covenants as of September 30, 2009.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is collateralized by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.  We paid $8.5 million pursuant to this requirement in 2009.

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

								Fair Value	Fair Value
	Expected Maturity Dates							September 30,	December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009 (1)	2008 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$25,744	$15,845	$4,990	$5,105	$198,421	$268,516	$518,621	$494,950	$442,992
Rate	9.8%	7.8%	7.3%	7.2%	6.8%	8.4%

Variable rate debt	$2,037	$26,286	$1,610	$1,610	$151,730	$-	$183,273	$178,107	$202,442
Rate	2.9%	3.3%	2.8%	2.8%	2.8%	-%

Interest rate swaps:
Variable to fixed	$150,000	$-	$-	$-	$-	$-		$6,485	$7,644
Average pay rate	4.8%	-	-	-	-	-
Average receive rate	0.5%	-	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our principal executive officer (Richard Matros) and our principal financial officer (L. Bryan Shaul), conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information is accumulated  and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2006, Harborside, which we acquired in 2007, was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act.  We have cooperated with the DOJ since we became aware of the lawsuit and have consistently denied the allegations in the lawsuit, which relate to Medicare billings for durable medical equipment.  In October 2009, we agreed to settle this lawsuit to avoid the protracted costs of litigation.  The settlement agreement provides that the settlement is not an admission of liability by us or the defendants, releases Harborside and its subsidiary from all liability arising from allegations in the lawsuit, and requires the defendants to pay $1.4 million.  We have fully accrued these amounts at September 30, 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended (incorporated by reference from Exhibit 3.1 to our Form 10-K filed on March 7, 2008).

3.2	Amended and Restated Bylaws of Sun Healthcare Group, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed on December 27, 2007).

10.1	Employment Agreement dated as of October 26, 2009 by and between Richard K. Matros and Sun Healthcare Group, Inc.

10.2	Sun Healthcare Group, Inc. Supplemental Bonus Plan

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

October 28, 2009