Form 10-K
period 2009-12-31
SUN HEALTHCARE GROUP INC
filed 2010-03-05
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to e submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐     Accelerated filer☒     Non-accelerated filer☐     Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Select Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $369.0 million.

     On March 2, 2010, Sun Healthcare Group, Inc. had 43,766,400 outstanding shares of Common Stock.

Documents Incorporated by Reference:  Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the 2010 Annual Meeting to be filed prior to April 30, 2010.

INDEX
		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	17

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	17
Item 6.	Selected Financial Data	19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure	51
Item 9A.	Controls and Procedures	52
Item 9B.	Other Information	52

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions and Director Independence	53
Item 14.	Principal Accountant Fees and Services	53

PART IV

Item 15.	Exhibits and Financial Statement Schedules	54

Signatures		57
___________________
     References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

    Sun Healthcare Group®, SunBridge®, SunDance®, CareerStaff Unlimited®, SolAmor®, Rehab Recovery Suites® and related names are trademarks of Sun Healthcare Group, Inc. and its subsidiaries.
__________________________________________

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information provided in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs, the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution investors that any forward-looking statements made by us herein are not guarantees of future performance and that investors should not place undue reliance on any of such forward-looking statements, which speak only as of the date of this report.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You should carefully consider the disclosures we make concerning risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including those described in this report under Part I, Item 1A – “Risk Factors” and any of those made in our other reports filed with the Securities and Exchange Commission.  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.  Business

Overview

Sun Healthcare Group, Inc.’s (NASDAQ GS: SUNH) subsidiaries provide nursing, rehabilitative and related specialty healthcare services principally to the senior population in the United States. Our core business is providing inpatient services, primarily through 183 skilled nursing centers, 14 assisted and independent living centers and eight mental health centers. At December 31, 2009, our centers had 23,205 licensed beds located in 25 states, of which 22,423 were available for occupancy. Our subsidiaries also provide rehabilitation therapy services to affiliated and non-affiliated centers and medical staffing and other ancillary services primarily to non-affiliated centers and other third parties. For the year ended December 31, 2009, our total net revenues from continuing operations were $1.9 billion.

Business Segments

Our subsidiaries currently engage in the following three principal business segments:

➢	inpatient services, primarily skilled nursing centers;
➢	rehabilitation therapy services; and
➢	medical staffing services.

Inpatient services.    As of December 31, 2009, we operated 205 healthcare facilities (consisting of 183 skilled nursing centers, 14 assisted and independent living centers and eight mental health centers) in 25 states with 23,205 licensed beds through SunBridge Healthcare Corporation (“SunBridge”) and other subsidiaries. Our skilled nursing centers provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Rehab Recovery Suites (“RRS”), which specialize in Medicare and managed care patients, are located in 63 of our skilled nursing centers, and 47 of our skilled nursing centers contain wings dedicated to the care of residents afflicted with Alzheimer’s disease. Our assisted living centers provide services that include minimal nursing assistance, housekeeping, nutrition, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Our independent living centers provide services that include security, housekeeping, nutrition and limited laundry services for individuals requiring no assistance for activities in daily living. Our mental health centers provide a range of inpatient and outpatient behavioral health services for adults and children through specialized treatment programs. We also provide hospice services, including palliative care, social services, pain management and spiritual counseling, through our subsidiary SolAmor Hospice Corporation (“SolAmor”), in eight states for individuals facing end of life issues. We generated 89.1%, 88.6%, and 87.8% of our consolidated net revenues through inpatient services in 2009, 2008, and 2007, respectively.

Rehabilitation therapy services.  We provide rehabilitation therapy services through SunDance Rehabilitation Corporation (“SunDance”). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of December 31, 2009, SunDance provided rehabilitation therapy services to 464 centers in 36 states, 337 of which were operated by nonaffiliated parties and 127 of which were operated by affiliates. In most of our 78 healthcare centers for which SunDance does not provide rehabilitation therapy services, those services are provided by staff employed by the centers, although some centers engage third-party therapy companies for such services. We generated 5.6%, 4.9%, and 5.3% of our consolidated net revenues through rehabilitation therapy services in 2009, 2008, and 2007, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medical staffing services.  We provide temporary medical staffing in 44 states through CareerStaff Unlimited, Inc. (“CareerStaff”). For the year ended December 31, 2009, CareerStaff derived 56.1% of its revenues from hospitals and other providers, 24.7% from skilled nursing centers, 15.3% from schools and 3.9% from prisons. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians and (v) related medical personnel. We generated 5.3%, 6.5%, and 6.9% of our consolidated net revenues through medical staffing services in 2009, 2008, and 2007, respectively.

See Note 14 – “Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our segments.

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

We also compete with other companies in providing rehabilitation therapy services, medical staffing services and hospice services, and in employing and retaining qualified nurses, therapists and other medical personnel. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to customer needs.

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

Core inpatient services business.    Our inpatient business has achieved consistent revenue and earnings growth by expanding our services and increasing our focus on integrated skilled nursing care and rehabilitation therapy services to attract high-acuity patients throughout all nursing and rehabilitation centers and through targeting specific centers with Rehab Recovery Suites that exclusively specialize in Medicare and managed care patients. Our hospice business, which serves patients in certain of our nursing centers, in-home settings and in non-affiliated centers, has become an important contributor to the strength of our inpatient business.

Quality of care.    We have initiated programs to provide a high quality of care to our patients. These programs have resulted in third-party recognition for our quality of care and clinical services.

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

Infrastructure in place to leverage growth.    We have an established corporate and regional infrastructure in place to leverage our growth. For the year ended December 31, 2009, our corporate overhead as a percentage of revenues was 3.3%, compared to 3.4% for the year ended December 31, 2008.

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

Employees and Labor Relations

As of December 31, 2009, we and our subsidiaries had 30,029 full-time, part-time and per diem employees. Of this total, there were 24,451 employees in our inpatient services operations, 2,987 employees in our rehabilitation therapy services operations, 1,850 employees in our medical staffing business, 436 employees in our hospice operations and 305 employees at our corporate and regional offices.

As of December 31, 2009, SunBridge operated 35 centers with union employees. Approximately 2,856 of our employees (9.5% of all of our employees) who worked in healthcare centers in Alabama, California, Connecticut, Georgia, Massachusetts, Maryland, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

approximately 1,429 of these employees (4.8% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

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

False claims are prohibited pursuant to criminal and civil statutes. These provisions prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid or failing to refund overpayments or improper payments. Suits alleging false claims can be brought by individuals, including employees and competitors.  Newly adopted legislation has expanded the scope of the federal False Claims Act and eased some requirements for the filing of a lawsuit under the act.  We believe that our billing practices are compliant with the False Claims Act and similar state laws.  However, if our practices, policies and procedures are found not to comply with the provisions of those laws, we could be subject to civil sanctions.

Commencing January 1, 2010, recovery audit contractors, or RACs, operating under the Medicare Integrity Program, seek to identify alleged Medicare overpayments based on the medical necessity of services provided in nursing centers.  Similar audits are conducted by various state agencies under the Medicaid program.

As of December 31, 2009, we have approximately $5.2 million of claims that are under various stages of review or appeal with the Medicare Administration Contractors/Fiscal Intermediaries.  We cannot assure you that future recoveries will not be material or that any appeal of a medical review or RAC audit that we are pursuing will be successful.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Effective Lines of Communication.    Employees are encouraged to report issues of concern without fear of retaliation using a Four Step Reporting Process, which includes the toll-free “Sun Quality Line.” The Four Step Reporting Process encourages employees to discuss clinical, ethical or financial concerns with supervisors and local management since these individuals will be most familiar with the laws, regulations, and policies that impact their concerns. The Sun Quality Line is an always-available option that may be used for anonymous reporting if the employee so chooses. Reported concerns are internally reviewed and proper follow-up is conducted.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

General Information

Sun Healthcare Group, Inc. was incorporated in Delaware in 1993.  Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100.  We maintain a website at www.sunh.com.  Through the “For more information about Sun Healthcare Group, Inc.” and “SEC Filings” links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission, each of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).

Item 1A. Risk Factors

Our business depends on reimbursement under federal and state programs, and legislation or regulatory action may reduce or otherwise adversely affect the amount of reimbursements.

Our revenues are heavily dependent on payments administered under the Medicare and Medicaid programs. The economic downturn has caused many states to institute freezes on or reductions in Medicaid reimbursements to address state budget concerns.  Moreover, for the 2010 federal fiscal year, CMS effectively reduced our Medicare reimbursement rates; for the 2011 federal fiscal year, CMS is implementing changes to the Resource Utilization Group classification system, which may impact our Medicare revenues adversely.  In addition, the skilled nursing center exception to the statutory cap on Medicare reimbursements for therapy services expired on December 31, 2009.  If the skilled nursing center exception is not extended, reimbursement for therapy services rendered to our residents and patients will be reduced.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenues from Medicare, Medicaid and Other Sources.”

In addition to these reductions, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could adversely affect us.

In addition to reducing our revenues, healthcare reform may increase our costs and otherwise adversely affect our business.

Both the U.S. House of Representatives and the U.S. Senate have each recently proposed comprehensive reforms to the country’s healthcare system.  There can be no assurance as to the ultimate content, timing or

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

effect of any legislation that seeks to address healthcare reform, nor is it possible at this time to estimate the impact of potential legislation on us.  Any significant healthcare reform legislation may have a material adverse effect on our financial condition, results of operations and cash flows.  In addition, we incur considerable administrative costs in monitoring any changes made within the Medicare and Medicaid programs (such as the pending change in Resource Utilization Group categories), determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs. A major reform of the healthcare delivery system could render determining and implementing appropriate actions more complex and costly.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues from Medicare, Medicaid and Other Sources.”

Our revenue and collections have been adversely affected by the economic downturn, and there may be further adverse consequences of the downturn.

In addition to state and federal budgetary actions that have impacted the amount of reimbursements that we receive for services under state and federal programs, the economic downturn has resulted in reduced demand for our staffing services that we provide through or to other healthcare providers and has impacted our ability to collect our receivables from nongovernmental sources.  If current economic conditions do not improve or worsen, this reduction in demand and impact on our receivables collection could continue.  Adverse economic conditions could also result in continued reduced demand for our therapy and staffing services to third party providers and increasing difficulty in collecting our receivables.

Delays in collecting or the inability to collect our accounts receivable could adversely affect our cash flows and financial condition.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors.  Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our cash flows and ultimately our financial condition.  In addition, commercial payors and other customers, as well as individual patients, may be unable to make payments to us for which they are responsible.  The recent economic downturn has resulted in a decrease in our ability to collect accounts receivable from some of our customers.  A continuation or worsening of recent unfavorable economic conditions may result in a decrease in our collections, then we will have to make larger allowances for doubtful accounts or incur bad debt write-offs, both of which would have an adverse impact on our financial condition, results of operations and cash flows.

Our business is subject to reviews, audits and investigations under federal and state programs and by private payors, which could adversely impact our revenues and results of operations.

We are subject to review or audit by federal and state governmental agencies to verify compliance with the requirements of the Medicare and Medicaid programs and other federal and state programs.  Audits under the Medicare and Medicaid programs have intensified in recent years.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenues from Medicare, Medicaid and Other Sources.”  Private payors also may have the right by contract to review or audit our files.  Such an investigation could result in our paying back amounts that we have been paid pursuant to these programs; our paying fines or penalties; the suspension of our ability to collect payment for new residents to a skilled nursing center; exclusion of a skilled nursing center from participation in one or more governmental programs; revocation of a license to operate a skilled nursing center; or loss of a contract with a private payor.  Any of these events could adversely impact our revenues and results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Our hospice business is subject to a cap on the amount paid by Medicare and other Medicare payment limitations, which limitations could adversely affect our hospice revenues and earnings.

Payments made by Medicare for hospice services are subject to a cap amount on a per hospice basis.  Our ability to comply with this limitation depends on a number of factors, including number of admissions, average length of stay, acuity level of our patients and patients that transfer into and out of our hospice programs.  Our hospice revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenues from Medicare, Medicaid and Other Sources.”

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

We are subject to a number of lawsuits, which could adversely impact us.

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

We rely primarily on self-funded insurance programs for general and professional liability and workers’ compensation claims against us.

We self-insure for the majority of our insurable risks, including general and professional liabilities, workers’ compensation liabilities and employee health insurance liabilities, through the use of self-insurance or self-funded insurance policies, which vary by the states in which we operate. We rely upon self-funded insurance programs for general and professional liability claims up to $5.0 million per claim, which amounts we are responsible for funding.  We maintain excess insurance policies for claims above this amount.  There is a risk that the amounts funded to our programs of self-insurance and future cash flows may not be sufficient to respond to all claims asserted under those programs.

At December 31, 2009 and 2008, we had recorded reserves of $94.9 million and $87.3 million, respectively, for general and professional liabilities, but we had only pre-funded $3.4 million in each of those years for such claims.  At December 31, 2009 and 2008, we had recorded reserves of $94.9 million and $87.3 million, respectively, for workers’ compensation liabilities, and had only pre-funded $12.0 million and $22.1 million, respectively, for such claims.  We cannot assure you that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, the coverage limits provided by our excess

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

insurance policies could have a material adverse effect upon us. Furthermore, we cannot assure you that we will be able to obtain adequate additional liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Our operations are extensively regulated and adverse determinations against us could result in severe penalties, including loss of licensure and decertification.

In the ordinary course of business, we are continuously subject to a wide variety of federal, state and local laws and regulations and to state and federal regulatory scrutiny, supervision and control in various areas, including referral of patients, false claims under Medicare and Medicaid, health and safety laws, environmental laws and the protection of health information. Such regulatory scrutiny often includes inquiries, civil and criminal investigations, examinations, audits, site visits and surveys, some of which are non-routine. See Item 1 – “Business—Federal and State Regulatory Oversight” and Item 3 — “Legal Proceedings.” If we are found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief or corporate settlement agreements with federal, state or local authorities, and reimbursement authorities could also seek our suspension or exclusion from participation in their program. The exclusion of centers from participating in Medicare or Medicaid could have a material adverse effect on our financial position, results of operations and cash flows.  We cannot predict the future course of any laws or regulations to which we are subject, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties.  Changes in existing laws or regulations, or the enactment of new laws or regulations, could result in changes to our operations requiring significant capital expenditures or additional operating expenses.  Evolving interpretations of existing, new or amended laws and regulations or heightened enforcement efforts could also negatively impact our financial position, results of operations and cash flows.

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

We continue to seek acquisitions and other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs and we may not be able to fully realize the potential benefit of such transactions.

We continue to seek acquisitions and other strategic opportunities. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

operations.  In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed.  In the event that we consummate an acquisition or strategic alternative in the future, we can give no assurance that we would fully realize the potential benefit of such a transaction.

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

Some states require healthcare providers (including skilled nursing centers, hospices and assisted living centers) to obtain prior approval, in the form of a CON, for the purchase, construction or expansion of healthcare centers; capital expenditures exceeding a prescribed amount; or changes in services or bed capacity. To the extent that we are required to obtain a CON or other similar approvals to expand our operations, either by acquiring centers or other companies or expanding or providing new services or other changes, our expansion could be adversely affected by our failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals. We cannot make any assurances that we will be able to obtain a CON or other similar approval for any future projects requiring this approval.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate, and other states to consider mandating, minimum staffing laws that require minimum nursing hours of direct care per resident per day. These minimum staffing requirements further increase the gap between demand for and supply of qualified professionals, and lead to higher labor costs.   Failure to comply with minimum staffing requirements can result in fines and requirements that we provide a plan of correction.  See Item 1 – “Business – Federal and State Regulatory Oversight.”

Our ability to satisfy minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other personnel. Attracting and retaining these personnel is difficult, given existing shortages of these employees in the labor markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be materially adversely affected.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team, particularly Richard K. Matros, our chief executive officer, William A. Mathies, the chief operating officer of our operating subsidiaries, L. Bryan Shaul, our chief financial officer, and key employees at the operating level. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

We have incurred a significant amount of indebtedness in connection with acquisition activities, which indebtedness could adversely affect our financial condition.

As of December 31, 2009, we had indebtedness of approximately $700.5 million, the ability to borrow up to $50.0 million under our revolving credit facility and a $70.0 million letter of credit facility pursuant to which $62.8 million of letters of credit were outstanding.  Our indebtedness could have adverse consequences, such as requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt, limiting our ability to fund, and potentially increasing the cost of funding, working capital, capital expenditures, acquisitions and other general corporate requirements and making us more vulnerable to general adverse economic and industry conditions.   If we fail to comply with the payment requirements or financial covenants contained in these agreements, we would be required to seek waivers from our lenders.  Seeking these waivers may be difficult or expensive to obtain and, if we fail to obtain any necessary waivers, which may be expensive

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

to obtain, the resulting default would allow the lenders to accelerate the maturity of the indebtedness, which would have a material adverse affect on our financial condition. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Agreements.”

The agreements that govern our indebtedness restrict our activities.

The indenture governing our senior subordinated notes and the agreement governing our senior secured credit facilities contain restrictions on our ability to, among other things, make acquisitions and other investments, pay dividends, and incur indebtedness and capital expenditures.  These restrictions may significantly adversely affect implementation of future business strategies, or require us to approach our lenders for consent to allow us to implement such strategies.  Such a consent could be difficult or expensive to obtain.  Our failure to comply with such restrictions and other covenants could adversely affect our financial condition and our ability to borrow.

To the extent that we require additional debt financing in the future, such financing may have less favorable terms than our current debt financing.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

We face risks because of the number of centers that we lease.  We currently lease 112 of our 205 healthcare centers. Our high percentage of leased centers limits our ability to exit markets. Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with default under any of our indebtedness, could have a material adverse impact on our liquidity. Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable, or at all. Moreover, if some centers should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such centers including lease termination costs, impairment charges and other special charges that would reduce our profits.

Natural disasters and other adverse events may harm our centers and residents.

Our centers and residents may suffer harm as a result of natural or other causes, such as storms, earthquakes, floods, fires and other conditions. Such events can disrupt our operations, negatively affect our revenues, and increase our costs or result in a future impairment charge. For example, nine of our healthcare centers are in Florida, which is prone to hurricanes, and 16 of our centers and our executive offices are in California, which is prone to earthquakes.  In addition, as a result of June 2008 flooding in the Midwest, one of our centers in Indiana was severely damaged and the operation was permanently discontinued.

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.

We have significant NOLs, tax credits and amortizable goodwill available to offset our future U.S. federal and state taxable income. Our ability to utilize these NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, 5% stockholders (i.e., stockholders who own or have owned 5% or more of our stock (with certain groups of less-than-5% stockholders treated as single stockholders for this purpose)) increase their aggregate percentage ownership of our stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant testing period. An issuance of our common stock in connection with acquisitions or for any other reason can contribute to or result in an ownership change under Section 382.  Stock ownership for purposes of Section 382 of the Internal Revenue Code is determined under a complex set of attribution rules, so that a person is treated as owning stock directly, indirectly (i.e., through certain entities) and constructively (through certain related persons and certain unrelated persons acting as a group). In the event of an ownership change, Section 382 imposes an annual limitation

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income and tax liabilities a corporation may offset with NOLs and other tax attributes, such as tax credit carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL and tax credit carryforwards. As a result, our inability to utilize these NOLs or credits as a result of any ownership changes, could adversely impact our operating results and financial condition.

In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act.  See Item 9A – “Controls and Procedures.”  Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities or could cause us to delay the filing of required reports with the Securities and Exchange Commission and our reporting of financial results. Any of these events could result in a decline in the price of our common stock.  Although we have taken steps to maintain our internal control structure as required, we cannot assure you that control deficiencies will not result in a misstatement in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Inpatient Services

As of December 31, 2009, our subsidiaries operated 205 nursing and rehabilitation centers, assisted living centers and independent living centers. The 205 centers are comprised of 112 properties that are leased and 93 properties that are owned. We hold options to acquire, at fair value or at a set purchase price, ownership of 21 of the centers that we currently lease, of which options on five centers are exercisable or will become exercisable by December 31, 2011. Administrative office space was leased for our inpatient segment in 18 locations in 13 states, and for our hospice operations we leased office space for administrative purposes in 22 locations in ten states.  We generally consider our properties to be in good operating condition and suitable for the purposes for which they are being used. Our leased centers are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain renewal options to extend the term. Many of our owned centers are subject to mortgages that may contain requirements that we spend a certain amount to maintain the properties.

In addition to the healthcare centers described above, we divested one healthcare center in 2009. We continue to review our operations to identify centers and operations that do not perform at an appropriate level.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Our aggregate occupancy percentage for all of our nursing and rehabilitation, assisted living, independent living and mental health centers was 88.1% for the year ended December 31, 2009. Our occupancy was 88.9% and 89.8% for the years ended December 31, 2008 and 2007, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated (beds of acquired centers are included in the computation following the date of acquisition only). However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a center. Other factors that may impact the performance of a center include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

The following table sets forth certain information concerning the 205 centers in our continuing operations as of December 31, 2009, which consisted of 183 skilled nursing centers, 14 assisted living and independent living centers and eight mental health centers.

		Number of Licensed Beds/Units(1)

	Total		Assisted/
	Number of	Skilled	Independent	Mental
State	Centers	Nursing	Living	Health	Total
Ohio	17	2,392	-	-	2,392
Massachusetts	18	1,803	57	-	1,860
Kentucky	20	1,622	211	-	1,833
New Hampshire	15	1,131	474	-	1,605
Connecticut	10	1,327	72	-	1,399
California	15	858	-	473	1,331
Oklahoma	9	1,110	143	60	1,313
Colorado	9	1,203	97	-	1,300
Idaho	10	951	163	22	1,136
Florida	9	1,120	-	-	1,120
New Mexico	12	890	176	-	1,066
Georgia	9	1,002	32	-	1,034
North Carolina	8	930	44	-	974
Alabama	7	757	26	-	783
West Virginia	7	739	-	-	739
Tennessee	8	693	22	-	715
Montana	5	538	112	-	650
Washington	6	513	36	-	549
Maryland	3	434	-	-	434
Rhode Island	2	261	-	-	261
Indiana	2	208	-	-	208
New Jersey	1	176	-	-	176
Arizona	1	161	-	-	161
Utah	1	120	-	-	120
Wyoming	1	46	-	-	46
Total	205	20,985	1,665	555	23,205

(1)
“Licensed Beds” refers to the number of beds for which a license has been issued, which may vary in  some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 205 centers were 22,423.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

As of December 31, 2009, we leased offices and patient care delivery sites in 37 locations in 11 states to operate our rehabilitation therapy businesses.

Medical Staffing Services

As of December 31, 2009, we leased offices in 43 locations in 17 states to operate our medical staffing business.

Corporate

We lease our executive offices in Irvine, California. We also own three corporate office buildings and lease office space in a fourth building in Albuquerque, New Mexico.

Item 3.  Legal Proceedings

For a description of our legal proceedings, see Note 13(a) – “Other Events – Litigation” of our consolidated financial statements included in this Annual Report on Form 10-K, which is incorporated by reference to this item.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “SUNH” on The NASDAQ Global Select Market. The following table shows the high and low sale prices for the common stock as reported by The NASDAQ Global Select Market for the periods indicated.

	High	Low
2009
Fourth Quarter	$9.88	$8.23
Third Quarter	$10.00	$7.80
Second Quarter	$10.75	$7.39
First Quarter	$12.74	$7.50

2008
Fourth Quarter	$16.10	$7.98
Third Quarter	$18.00	$12.68
Second Quarter	$15.46	$12.13
First Quarter	$18.78	$11.72

There were approximately 4,538 holders of record of our common stock as of March 2, 2010. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our senior credit facilities prohibit us from paying any dividends or making any distributions to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors deems relevant.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

STOCK PRICE PERFORMANCE GRAPH

The following graph and chart compare the cumulative total stockholder return for the period from December 31, 2004 through December 31, 2009 assuming $100 was invested on December 31, 2004 in (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and (iii) the Hemscott Long-Term Care Index. Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

200
180
160
140
120
100
80
60
40
20
0
DOLLARS
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
SUN HEALTHCARE GROUP, INC.
HEMSCOTT LONG TERM CARE INDEX
S&P 500

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Sun Healthcare Group, Inc.	$ 100.00	$ 71.76	$ 137.12	$ 186.41	$ 96.08	$ 99.55
Long-Term Care Index	100.00	118.61	146.79	121.47	47.37	74.01
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

The above performance graph shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document so filed.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following selected consolidated financial data for the periods indicated have been derived from our consolidated financial statements.  The financial data set forth below should be read in connection with Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto (in thousands, except per share data and percentages):

	At or For the Year Ended December 31,

	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)

Total net revenues	$1,881,799	$1,823,503	$1,557,756	$982,658	$716,048
Income (loss) before income taxes
and discontinued operations	72,096	66,576	43,179	11,259	(3,290)
Income (loss) from continuing
operations	42,480	113,924	54,093	11,473	(2,504)
(Loss) income from discontinued
operations	(3,809)	(4,637)	3,417	15,645	27,265
Net income	$38,671	$109,287	$57,510	$27,118	$24,761

Basic earnings per common and common equivalent share:
Income (loss) from continuing
operations	$0.97	$2.63	$1.28	$0.36	$(0.16)
(Loss) income from discontinued
operations	(0.09)	(0.11)	0.08	0.50	1.71
Net income	$0.88	$2.52	$1.36	$0.86	$1.55

Diluted earnings per common and common equivalent share:
Income (loss) from continuing
operations	$0.97	$2.59	$1.25	$0.36	$(0.16)
(Loss) income from discontinued
operations	(0.09)	(0.10)	0.08	0.49	1.71
Net income	$0.88	$2.49	$1.33	$0.85	$1.55

Weighted average number of common and common equivalent shares:
Basic	43,841	43,331	42,350	31,638	16,003
Diluted	43,963	43,963	43,390	31,788	16,003
Working capital (deficit)	$175,604	$172,145	$83,721	$96,245	$(62,786)
Total assets	$1,571,194	$1,543,334	$1,373,826	$621,423	$512,306
Long-term debt and capital lease obligations, including current portion	$700,548	$725,841	$729,268	$174,165	$197,779
Stockholders' equity (deficit)	$449,064	$403,709	$246,256	$144,133	$(2,895)

Supplemental Financial Information:

EBITDA (6)	$166,886	$161,533	$118,744	$44,013	$16,721
EBITDA margin (6)	8.9%	8.9%	7.6%	4.5%	2.3%

Adjusted EBITDA (6)	$168,232	$160,557	$121,941	$45,161	$17,588
Adjusted EBITDA margin (6)	8.9%	8.8%	7.8%	4.6%	2.5%

Adjusted EBITDAR (6)	$241,381	$234,158	$192,353	$96,575	$51,353
Adjusted EBITDAR margin (6)	12.8%	12.8%	12.3%	9.8%	7.2%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)
Results for the year ended December 31, 2009 include an increase of $8.2 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, $1.3 million of restructuring costs and $0.5 million of transaction costs related to a hospice acquisition.

(2)
Results for the year ended December 31, 2008 include a full year of revenues and expenses of Harborside Healthcare Corporation (“Harborside”), which was acquired on April 1, 2007 (see Note 6 – “Acquisitions” in our consolidated financial statements included in this Annual Report on Form 10-K), a release of $70.5 million of deferred tax valuation allowance, an increase of $0.9 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a gain of $0.9 million related to the sale of non-core business assets.

(3)
Results for the year ended December 31, 2007 include the revenues and expenses of the Harborside centers since April 1, 2007 (see Note 6 – “Acquisitions” in our consolidated financial statements included in this Annual Report on Form 10-K), a release of $28.8 million of deferred tax valuation allowance, a reduction of $8.6 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a charge of $3.2 million related to the early extinguishment of debt.

(4)
Results for the year ended December 31, 2006 include an $11.7 million release of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, a $2.5 million non-cash charge to account for certain lease rate escalation clauses (see Note 2 – “Summary of Significant Accounting Policies” in our consolidated financial statements included in this Annual Report on Form 10-K), a net loss on sale of assets of $0.2 million and a $1.0 million charge for the termination of a management contract associated with the acquisition of hospice operations.  Income from discontinued operations of $14.7 million was primarily comprised of: (i) a $6.8 million gain from the sale of our home health operations in the fourth quarter of 2006, (ii) a net $6.0 million reduction of reserves for self-insurance for general and professional liability and workers’ compensation for prior years on divested centers, (iii) a $4.2 million non-cash gain primarily related to the sale in July 2003 of our pharmaceutical services operations, and (iv) a $1.3 million gain on the sale of one of our healthcare centers in fourth quarter of 2006, offset in part by (v) a $3.6 million non-cash charge for closed centers with a continuing rent obligation, (vi) a net $2.0 million gain from divested operations from inpatient services and home health services, (vii) a $0.2 million loss related to the discontinued clinical laboratory and radiology operations, and (viii) a $1.8 million net tax provision for discontinued operations.

(5)
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(6)
We define EBITDA as net income before loss (gain) on discontinued operations, interest expense (net of interest income), income tax expense (benefit), depreciation and amortization.  EBITDA margin is EBITDA as a percentage of revenue.  Adjusted EBITDA is EBITDA adjusted for the following:

•    gain (loss) on sale of asset, net

•    restructuring costs

•    loss on extinguishment of debt, net

•    loss on contract termination

•    loss on asset impairment

Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.  Adjusted EBITDAR is Adjusted EBITDA before center rent expense.  Adjusted EBITDAR margin is Adjusted EBITDAR as a percentage of revenue. We believe that the presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.

Specifically, we believe that a presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods.  EBITDA, Adjusted EBITDA and Adjusted EBITDAR are three of the primary indicators we use for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. generally accepted accounting principles, or GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.

In addition to other financial measures, including net segment income, we use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated, segment and a center-by-center level.  EBITDA, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes, depreciation and amortization expense and special charges, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a center is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.

We also make capital allocations to each of our centers based on expected EBITDA returns and establish compensation programs and bonuses for our center-level employees that are based upon the achievement of pre-established EBITDA and Adjusted EBITDA targets.

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA, Adjusted EBITDA and Adjusted EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP.  As the items excluded from EBITDA, Adjusted EBITDA and Adjusted EBITDAR are

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

significant components in understanding and assessing our financial performance, EBITDA, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by or used in operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Therefore, our EBITDA, Adjusted EBITDA and Adjusted EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•  they do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•  they do not reflect changes in, or cash requirements for, our working capital needs;

•  they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•  they do not reflect any income tax payments we may be required to make;

•  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements;

•  they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;

•  they do not reflect the impact on earnings of charges resulting from certain matters we consider not to be indicative of our ongoing operations; and

•  other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.

We compensate for these limitations by using EBITDA, Adjusted EBITDA and Adjusted EBITDAR only to supplement net income on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income determined under GAAP as compared to EBITDA, Adjusted EBITDA and Adjusted EBITDAR, and to perform their own analysis, as appropriate.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table provides a reconciliation of our net income (loss), which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR (in thousands):
	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Net income	$38,671	$109,287	$57,510	$27,118	$24,761

Plus:
Income (loss) from discontinued operations	3,809	4,637	(3,417)	(15,646)	(27,266)
Interest expense, net of interest income	49,327	54,603	44,347	18,179	11,775
Income tax expense (benefit)	29,616	(47,348)	(10,914)	(214)	(786)
Depreciation and amortization	45,463	40,354	31,218	14,576	8,237
EBITDA	$166,886	$161,533	$118,744	$44,013	$16,721

Plus:
Gain (loss) on sale of assets, net	42	(976)	24	173	384
Restructuring costs	1,304	-	-	-	122
Loss on extinguishment of debt	-	-	3,173	-	-
Loss on contract termination	-	-	-	975	-
Loss on asset impairment	-	-	-	-	361
Adjusted EBITDA	$168,232	$160,557	$121,941	$45,161	$17,588

Plus:
Center rent expense	73,149	73,601	70,412	51,414	33,765
Adjusted EBITDAR	$241,381	$234,158	$192,353	$96,575	$51,353

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

Overview

Our subsidiaries provide long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. We were engaged in the following three principal business segments during 2009:

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We periodically review our operations and portfolio of facilities to determine if any of these operations or assets no longer fit with our business strategies.  This review has resulted in dispositions of certain assets and operations.

In 2006, we sold a subsidiary that provided skilled home health care, non-skilled home care and pharmacy services.  During 2007, we sold our 75% interest in a home health services subsidiary and we sold our remaining laboratory and radiology business.

During 2008, we reclassified six skilled nursing centers into discontinued operations because they were divested, sold or qualified as assets held for sale. In 2008, we sold two hospitals that were classified as held for sale since 2007; exercised an option to purchase a skilled nursing center that was classified as held for sale since 2007 and simultaneously sold the asset; exercised options to purchase two skilled nursing centers that were classified as held for sale and sold those centers and a third center; transferred operations of two leased skilled nursing centers, and sold a regional provider of adolescent rehabilitation and special education services.

During 2009, we reclassified an assisted living facility into discontinued operations.  We elected not to renew the lease of the assisted living facility and allowed operations to transfer to another operator.  We also closed a leased skilled nursing center and transferred the remaining residents to other centers.

We have updated our historical financial statements to reflect the reclassification of one assisted living center to discontinued operations during the year ended December 31, 2009.  U.S. generally accepted accounting principles (“GAAP”) require that these operations be reclassified as discontinued operations on a retroactive basis. The financial information in this Annual Report reflects that reclassification for all periods since January 1, 2005.

Revenues from Medicare, Medicaid and Other Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and healthcare centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid, and pressures on state budgets resulting from the recent adverse economic conditions in the United States may intensify these efforts. This focus has not been limited to skilled nursing centers, but includes specialty services provided by us, such as skilled therapy services, to third parties. We cannot at this time predict the extent to which proposals limiting federal or state expenditures will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

In addition, due to recent adverse economic conditions, we have experienced reduced demand for the specialty services that we provide to third parties.  If economic conditions do not improve or worsen, we may experience additional reductions in demand for the specialty services we provide.  We are unable at this time to predict the impact or extent of such reduced demand.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

	For the Years Ended
Sources of Revenues	December 31, 2009		December 31, 2008		December 31, 2007
	(dollars in thousands)
Consolidated:
Medicaid	$753,393	40.0%	$729,014	40.0%	$645,084	41.4%
Medicare	555,593	29.5	522,555	28.7	418,665	26.9
Private pay and other	471,218	25.1	480,243	26.3	436,556	27.9
Managed care and
commercial insurance	101,595	5.4	91,691	5.0	57,451	3.8
Total	$1,881,799	100.0%	$1,823,503	100.0%	$1,557,756	100.0%

Inpatient Only:
Medicaid	$753,260	44.9%	$728,882	45.1%	$644,959	47.2%
Medicare	539,339	32.2	510,013	31.6	410,365	30.0
Private pay and other	282,300	16.9	286,025	17.7	255,075	18.6
Managed care and
commercial insurance	100,876	6.0	91,139	5.6	57,000	4.2
Total	$1,675,775	100.0%	$1,616,059	100.0%	$1,367,399	100.0%

Medicare

Medicare is available to nearly every United States citizen 65 years of age and older. It is a broad program of health insurance designed to help the nation’s elderly meet hospital, hospice, home health and other health care costs. Health insurance coverage extends to certain persons under age 65 who qualify as disabled or those having end-stage renal disease. Medicare is comprised of four related health insurance programs.  Medicare Part A provides for inpatient services including hospital, skilled long-term care, hospice and home healthcare.  Medicare Part B provides for outpatient services including physicians’ services, diagnostic service, durable medical equipment, skilled therapy services and medical supplies.  Medicare Part C is a managed care option (“Medicare Advantage”) for beneficiaries who are entitled to Part A and enrolled in Part B.  Medicare Part D is a benefit that provides prescription drug benefits for both Medicare and Medicare/Medicaid dually eligible patients.

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

CMS has announced that it expects to expand RUG categories to 66, effective October 1, 2010.  At the same time it is implementing a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories.  We are unable to estimate the effect that the new RUG categories and the new assessment tool will have on our Medicare revenues.

On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to implement a 3.4% market basket increase for the 2009 federal fiscal year, which commenced on October 1,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2009	2008	2007
$455.00	$424.19	$391.50

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception was in place for patients residing in skilled nursing centers until December 31, 2009.   Legislation is pending in Congress to extend the exception.  If the exception is not extended, revenues from therapy services provided to our residents and residents of non-affiliated nursing centers in which we provide therapy services will be adversely affected.

We receive Medicare reimbursements for hospice care at daily or hourly rates based on the level of care furnished to the patient.  Our ability to receive Medicare reimbursement for our hospice services is subject to two limitations:

•
If inpatient days of care provided to all patients at a hospice exceed 20% of the total days of hospice care provided by that hospice for an annual period, then payment for days in excess of this limit are paid for at the routine home care rate.  None of our hospice programs exceeded the payment limits on inpatient services for 2009 or 2008.

•
Overall payments made by Medicare on a per hospice program basis are subject to a cap amount at the end of an annual period.  The cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year.  If a hospice program exceeds its aggregate cap, then the hospice must repay the excess.  In 2009, only one of our hospice programs exceeded the Medicare cap limit.  The amount in excess of the aggregate cap was immaterial.

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

Medicaid outlays are a significant component of state budgets, and there have been cost containment pressures on Medicaid outlays for nursing homes.  The recent economic downturn has caused many states to institute freezes on or reductions in Medicaid spending to address state budget concerns.

Twenty-one of the states in which we operate impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid.  Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes.

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2009	2008	2007
$171.55	$166.62	$159.36

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day, (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2009	2008	2007
$159.51	$157.08	$149.95

Managed Care and Insurance

During the year ended December 31, 2009, we received 5.4% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2009	2008	2007
$372.93	$351.93	$322.35

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Private Payors, Veterans and Other

During the year ended December 31, 2009, we received 25.1% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2009	2008	2007
$179.05	$172.50	$164.10

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our historical consolidated income statements and certain percentage relationships for the years ended December 31 (dollars in thousands):

				As a Percentage of Net Revenues
	2009	2008	2007	2009	2008	2007

Total net revenues	$1,881,799	$1,823,503	$1,557,756	100.0%	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	1,057,645	1,028,987	888,102	56.2	56.4	56.9
Self-insurance for workers’ compensation
and general and professional liabilities	63,752	59,694	44,524	3.4	3.3	2.9
General and administrative expenses	62,068	62,302	64,835	3.3	3.4	4.2
Other operating costs (1)	435,756	424,255	358,960	23.2	23.3	23.1
Center rent expense	73,149	73,601	70,412	3.9	4.0	4.5
Depreciation and amortization	45,463	40,354	31,218	2.4	2.2	2.0
Provision for losses on accounts receivable	21,197	14,107	8,982	1.1	0.8	0.6
Interest, net	49,327	54,603	44,347	2.6	3.0	2.8
Other expense (income)	1,346	(976)	3,197	0.1	(0.1)	0.2
Income before income taxes and
discontinued operations	72,096	66,576	43,179	3.8	3.7	2.8
Income tax expense (benefit)	29,616	(47,348)	(10,914)	1.6	(2.6)	(0.7)
Income from continuing operations	42,480	113,924	54,093	2.2	6.3	3.5
(Loss) income from discontinued operations	(3,809)	(4,637)	3,417	(0.1)	(0.3)	0.2
Net income	$38,671	$109,287	$57,510	2.1%	6.0%	3.7%

Supplemental Financial Information:
EBITDA (2)	$166,886	$161,533	$118,744	8.9%	8.9%	7.6%
Adjusted EBITDA (2)	$168,232	$160,557	$121,941	8.9%	8.8%	7.8%
Adjusted EBITDAR (2)	$241,381	$234,158	$192,353	12.8%	12.8%	12.3%

(1) Operating administrative expenses are included in “other operating costs” above.
(2) We define EBITDA as net income before loss (gain) on discontinued operations, interest expense (net of interest income), income tax expense  (benefit), depreciation and amortization.  Adjusted EBITDA is EBITDA adjusted for gain (loss) on sale of assets, net, restructuring costs, loss on extinguishment of debt, net, loss on contract termination and loss on asset impairment. Adjusted EBITDAR is Adjusted EBITDA before center rent expense. See footnote 6 to Item 6 – “Selected Financial Data” of this report for an explanation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR, including a description of our uses of, and the limitations associated with, EBITDA, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income, the most directly comparable GAAP financial measure.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Year Ended December 31, 2009 Compared to Year Ended December 31, 2008” and “Year Ended December 31, 2008 Compared to Year Ended December 31, 2007” is based on the financial information presented in Note 14 – “Segment Information” of our consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total net revenue increased $58.3 million, or 3.2%, to $1,881.8 million for the year ended December 31, 2009 from $1,823.5 million for the year ended December 31, 2008.  Of this increase in revenue $59.7 million was contributed by our Inpatient Services segment and $15.7 million by our Rehabilitation Therapy segment.  These increases were offset by a $17.1 million decrease in revenue from our Medical Staffing segment.

Operating salaries and benefits expense increased $28.6 million, or 2.8%, to $1,057.6 million (56.2% of net revenues) for the year ended December 31, 2009 from $1,029.0 million (56.4% of net revenues) for the year ended December 31, 2008.  The increase is primarily the result of wage rate increases.

Self insurance for workers’ compensation and general and professional liability insurance increased $4.1 million, or 6.9%, to $63.8 million (3.4% of net revenues) for the year ended December 31, 2009 from $59.7 million (3.3% of net revenues) for the year ended December 31, 2008.  The increase was attributable to a $6.1 million increase in general and professional liability insurance costs driven by an increased claims costs related to prior years, partially offset by a $1.7 million decrease in workers’ compensation costs resulting from costs recorded in 2008 related to earlier years.

General and administrative expenses decreased $0.2 million, or 0.3%, to $62.1 million (3.3% of net revenues) for the year ended December 31, 2009 from $62.3 million (3.4% of net revenues) for the year ended December 31, 2008.  The decrease was due to cost reductions in professional and consultant fees and benefits expenses.

Other operating costs increased $11.5 million, or 2.7%, to $435.8 million (23.2% of net revenues) for the year ended December 31, 2009 from $424.3 million (23.3% of net revenues) for the year ended December 31, 2008.  The increase in other operating costs was principally comprised of (1) cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by increased patient needs, coupled with (2) increases in utilities and provider and real estate taxes.

Center rent expense decreased $0.5 million, or 1.0%, to $73.1 million (3.9% of net revenues) for the year ended December 31, 2009 from $73.6 million (4.0% of net revenues) for the year ended December 31, 2008.  The decrease was due to reduced rent for a previously leased center that was purchased in the first quarter of 2009.

Depreciation and amortization increased $5.1 million, or 12.6%, to $45.5 million (2.4% of net revenues) for the year ended December 31, 2009 from $40.4 million (2.2% of net revenues) for the year ended December 31, 2008.  The increase was primarily attributable to the purchase of previously leased centers and additional capital expenditures incurred for center and information systems improvements in 2009.

The provision for losses on accounts receivable increased $7.1 million, or 50.4%, to $21.2 million (1.1% of net revenues) for the year ended December 31, 2009 from $14.1 million (0.8% of net revenues) for the year ended December 31, 2008. The increase was principally driven by lower recoveries of inpatient services bad debt and continued deterioration in the aging of uncollected accounts, which are primarily private payor accounts.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        Net interest expense decreased $5.3 million, or 9.7%, to $49.3 million (2.6% of net revenues) for the year ended December 31, 2009 from $54.6 million (3.0% of net revenues) for the year ended December 31, 2008, principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances.

There is a provision for income taxes of $29.6 million for the year ended December 31, 2009, compared to an income tax benefit of $47.3 million for the year ended December 31, 2008.  The 2008 benefit amount included a $70.5 million benefit from the reversal of a portion of the valuation allowance on our net deferred tax assets offset by a provision from operations and other adjustments totaling $23.2 million.  Our valuation allowance on our net deferred tax assets decreased $6.7 million during the year ended December 31, 2009 due to the write-off of deferred tax assets for certain state net operating loss carryforwards that were fully reserved.  No portion of the $6.7 million reduction in our valuation allowance in 2009 affected our provision for income taxes.

Our Adjusted EBITDA increased $7.6 million, or 4.7%, to $168.2 million (8.9% of net revenues) for the year ended December 31, 2009 from $160.6 million (8.8% of net revenues) for the year ended December 31, 2008.  The increase was primarily attributable to additional revenues of $58.3 million, offset by additional expenses, primarily operating salaries and benefits ($28.6 million), other operating costs ($11.5 million), provision for losses on accounts receivable ($7.1 million) and self-insurance for workers’ compensation and general and professional liability insurance ($4.1 million), all discussed above.  For an explanation of Adjusted EBITDA, including a description of our uses of, and the limitations associated with, Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, see footnote 6 to Item 6 – “Selected Financial Data” of this Annual Report on Form 10-K.

Segment information

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

The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (dollars in thousands):

	2009		2008		2007
Inpatient Services	$1,675,775	89.1%	$1,616,059	88.6%	$1,367,398	87.8%
Rehabilitation Therapy Services	179,532	9.5	150,475	8.3	127,056	8.2
Medical Staffing Services	102,554	5.4	120,410	6.6	111,232	7.1
Corporate	34	0.0	37	0.0	77	0.0
Intersegment eliminations	(76,096)	(4.0)	(63,478)	(3.5)	(48,007)	(3.1)
Total net revenues	$1,881,799	100.0%	$1,823,503	100.0%	$1,557,756	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients or third party payors for therapy and medical staffing services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2009	2008	2007
Rehabilitation Therapy Services	$74,166	$60,856	$44,857
Medical Staffing Services	1,930	2,622	3,150
Total affiliated revenues	$76,096	$63,478	$48,007

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2009 for (1) our inpatient services segment increased $1.8 million, or 1.2%, to $156.1 million, (2) our rehabilitation therapy services segment increased $2.6 million, or 30.6%, to $11.1 million and (3) our medical staffing services segment decreased $1.1 million, or 11.3%, to $8.6 million due to the factors discussed below for each segment. We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.  The following table sets forth the amount of net segment income for the years ended December 31 (in thousands):

	2009	2008	2007
Inpatient Services	$156,088	$154,281	$132,435
Rehabilitation Therapy Services	11,112	8,462	7,753
Medical Staffing Services	8,610	9,690	8,221
Net segment income before Corporate	175,810	172,433	148,409
Corporate	(102,368)	$(106,833)	(102,033)
Net segment income	$73,442	65,600	$46,376

Inpatient Services.  Net revenues increased $59.7 million, or 3.7%, to $1,675.8 million for the year ended December 31, 2009 from $1,616.1 million for the year ended December 31, 2008.  The increase in net revenues was primarily the result of:

-	an increase of $35.7 million in Medicare revenues driven by increases in Medicare Part A rates and Medicare Part B revenues, which drove $31.6 million and $4.1 million of the increase, respectively;

-	a $9.4 million increase in managed and commercial insurance revenues driven by a higher customer base and higher rates, which caused $4.1 million and $5.3 million of the increase, respectively;

-	an increase of $24.3 million in Medicaid revenues, driven by increases in rates and customer base, which drove $21.2 million and $3.1 million of the increase, respectively;

-	a $8.9 million increase in revenues from private sources due to higher rates;

-	an increase of $15.2 million in hospice revenues due to an acquisition, which contributed $4.4 million of the increase, and internal growth; and

-	an increase of $0.8 million in other revenue including veterans and other various inpatient services;

offset by

-	a $20.3 million decrease in Medicare revenues due to a lower customer base; and

-	a $14.3 million decrease in private revenues also due to a lower customer base.

Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $17.2 million, or 2.1%, to $835.0 million for the year ended December 31, 2009 from $817.8 million for the year ended December 31, 2008.  The increase was primarily due to:

-	increases in compensation and related benefits and taxes of $25.1 million to remain competitive in local markets;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

offset by

-	a decrease of $7.9 million in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $4.3 million, or 7.7%, to $59.8 million for the year ended December 31, 2009 as compared to $55.5 million for the year ended December 31, 2008.  The increase was attributable to a $6.1 million increase in general and professional liability insurance costs offset by a $1.8 million decrease in workers’ compensation costs.  The increase in general and professional liability costs was a result of increased claims costs related to prior years.  The decrease in workers’ compensation costs resulted from costs recorded in 2008 from changes in estimates related to earlier years.

Other operating costs increased $25.7 million, or 6.2%, to $437.6 million for the year ended December 31, 2009, from $411.9 million for the year ended December 31, 2008.  The increase was primarily due to:

-	a $15.1 million increase in costs for therapy, pharmacy and medical supplies attributable to higher acuity, which was driven in part by the number of new Rehab Recovery Suites;

-	a $12.0 million increase in taxes (primarily provider taxes and real estate taxes);

-	a $4.4 million increase in purchased services, of which a majority of the increase was in operating service contracts and software maintenance;

-	a $1.0 million increase in legal fees; and

-	a $0.5 million increase in acquisition transaction costs related to a hospice acquisition;

offset by

-	a $2.5 million decrease in contract nursing labor due to lower volume and improved labor management;

-	a $1.2 million decrease in equipment rental;

-	a $1.2 million increase in vendor discounts and rebates;

-	a $1.2 million decrease in recruiting expenses;

-	a $1.1 million decrease in civil monetary penalties; and

-	a $0.1 million decrease in travel and vehicle expenses.

General and administrative expenses decreased $0.2 million, or 0.5%, to $41.2 million for the year ended December 31, 2009 from $41.4 million for the year ended December 31, 2008.

The provision for losses on accounts receivable increased $7.4 million, or 55.6%, to $20.7 million for the year ended December 31, 2009, from $13.3 million for the year ended December 31, 2008.  The increase is due to increased credit risk associated with slower cash collections.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        Center rent expense for the year ended December 31, 2009 decreased $0.5 million, or 0.7%, to $71.7 million, compared to $72.2 million for the year ended December 31, 2008. The decrease was attributable to the purchase of previously leased centers.

Depreciation and amortization increased $5.3 million, or 14.7%, to $41.3 million for the year ended December 31, 2009, from $36.0 million for the year ended December 31, 2008. The increase was attributable to additional depreciation expense due to the purchase of previously leased centers and for property and equipment acquired during the period.

Net interest expense for the year ended December 31, 2009 was $12.2 million as compared to $13.6 million for the year ended December 31, 2008.  The decrease of $1.5 million was a result of lower borrowing costs and lower aggregate borrowings.

Rehabilitation Therapy Services.  Total revenues increased $29.0 million, or 19.3%, to $179.5 million for the year ended December 31, 2009, from $150.5 million for the year ended December 31, 2008.  Of the $29.0 million increase in total revenues, affiliated revenues increased $13.3 million; nonaffiliated revenues increased $14.8 million and other revenue increased $0.9 million. The addition of nine affiliated contracts, coupled by a rate increase and service volume growth in our affiliated book of business, drove the affiliated revenue increase. The increase in nonaffiliated revenues was due primarily to new contracts (net positive change in contract count), rate increases in existing business and growth in dysphagia and management services business lines.

Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $25.5 million, or 20.4%, to $150.3 million for the year ended December 31, 2009 from $124.8 million for the year ended December 31, 2008. The increase was primarily due to service volume growth and an average increase of 4.18% in therapy wage rates. These increases were compounded by an increase in health insurance costs of $1.5 million.

Other operating costs, including contract labor expenses, increased $0.5 million, or 7.0%, to $7.6 million for the year ended December 31, 2009 from $7.1 million for the year ended December 31, 2008. The increase was primarily due to increased administrative expenses and other direct contract expenses resulting from the increased business volume.

Provision for losses on accounts receivable increased $0.3 million to an expense of $0.5 million for the year ended December 31, 2009 from an expense of $0.2 million for the year ended December 31, 2008.  The increase was due to the aging of uncollected accounts and a higher reserve percentage for our oldest rehab agency accounts.

Medical Staffing Services.  Total revenues from Medical Staffing Services decreased $17.8 million, or 14.8%, to $102.6 million for the year ended December 31, 2009 from $120.4 million for the year ended December 31, 2008.  The decrease in revenues was primarily the result of:

-	a $11.2 million decrease in the nurse staffing business;

-	a $5.4 million decrease in staffing other medical professionals due to a decline in hours; and

-	a $2.4 million decrease due to nursing offices permanently closed in 2008;

offset by

-	an increase in locum tenens (physician placement) business of $1.2 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, decreased $14.0 million, or 16.2%, to $72.3 million for the year ended December 31, 2009 from $86.3 million for the year ended December 31, 2008. The $14.0 million decrease was primarily driven by the decline in revenue.

Other operating costs decreased $1.9 million, or 10.8%, to $15.7 million for the year ended December 31, 2009 from $17.6 million for the year ended December 31, 2008. The decrease was primarily attributable to a decline in hours associated with the decline in revenue.

Provision for losses on accounts receivable decreased $0.5 million, or 83.3%, to $0.1 million for the year ended December 31, 2009 from $0.6 million for the year ended December 31, 2008 due primarily to the recovery of large accounts that were reserved in prior year and strong ongoing collections efforts.

Corporate.  General and administrative costs not directly attributed to operating segments decreased $0.2 million, or 0.3%, to $62.1 million for the year ended December 31, 2009 from $62.3 million for the year ended December 31, 2008.

As we continue to focus on reducing costs and maximizing occupancy, we have evaluated and will continue to evaluate certain restructuring activities in our operations and administrative functions.  During the year ended December 31, 2009, we incurred $1.3 million of restructuring costs.  The costs consisted primarily of severance benefits resulting from reductions of administrative staff.

Interest expense

Net interest expense not directly attributed to operating segments decreased $3.9 million, or 9.4%, to $37.1 million for the year ended December 31, 2009 from $41.0 million for the year ended December 31, 2008. The decrease was principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total net revenue increased $265.7 million, or 17.1%, to $1,823.5 million for the year ended December 31, 2008 from $1,557.8 million for the year ended December 31, 2007.  The increase in revenue was principally the result of the $248.6 million increase in revenue from our Inpatient Services segment, $183.9 million of which was incremental revenue related to the Harborside acquisition.  The remainder of the increase in revenue in 2008 resulted from (1) a $9.7 million increase in revenue from our Medical Staffing segment, and (2) a $7.4 million increase in revenue from our Rehabilitation Therapy segment.

Operating salaries and benefits expense increased $140.9 million, or 15.9%, to $1,029.0 million (56.4% of net revenues) for the year ended December 31, 2008 from $888.1 million (56.9% of net revenues) for the year ended December 31, 2007.  Approximately $102.5 million of the increase were incremental costs from the Harborside acquisition. The remaining $38.4 million of the increase principally resulted from wage rate increases.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

General and administrative expenses decreased $2.5 million, or 3.9%, to $62.3 million (3.4% of net revenues) for the year ended December 31, 2008 from $64.8 million (4.2% of net revenues) for the year ended December 31, 2007.  Incremental cost savings resulting from the integration of the Harborside acquisition contributed approximately $4.1 million of the decrease primarily related to salaries, contract labor, insurance and other administrative expenses. These cost savings were offset by an increase of $1.6 million in stock-based compensation expense.

Other operating costs increased $65.3 million, or 18.2%, to $424.3 million (23.3% of net revenues) for the year ended December 31, 2008 from $359.0 million (23.0% of net revenues) for the year ended December 31, 2007. Incremental other operating costs resulting from the Harborside acquisition totaled $41.2 million.  The remaining $24.1 million of the increase in other operating costs was principally comprised of (1) cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by our increased revenue, coupled with (2) increases in utilities and provider and real estate taxes.

Center rent expense increased $3.2 million, or 4.5%, to $73.6 million (4.0% of net revenues) for the year ended December 31, 2008 from $70.4 million (4.5% of net revenues) for the year ended December 31, 2007.  Incremental rent expense, primarily resulting from the Harborside acquisition, contributed $1.4 million of the increase. The remaining increase of $1.9 million was due to normally scheduled contingency-based rent increases.

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

The $98.6 million net decrease in the valuation allowance includes a $13.9 million increase related to additional deferred tax assets primarily from our pre-emergence period, offset by a $112.5 million decrease due to sufficient positive evidence regarding the generation of future taxable income to allow for the recognition of deferred tax assets under GAAP.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Our Adjusted EBITDA increased $38.7 million, or 31.7%, to $160.6 million (8.8% of net revenues) for the year ended December 31, 2008 from $121.9 million (7.8% of net revenues) for the year ended December 31, 2007.  The increase was primarily attributable to additional revenues of $265.7 million, offset by additional expenses primarily in operating salaries and benefits ($140.9 million), other operating costs ($65.3 million), provision for losses on accounts receivable ($5.1 million) and self-insurance for workers’ compensation and general and professional liability insurance ($15.2 million), all discussed above.  For an explanation of Adjusted EBITDA, including a description of our uses of, and the limitations associated with, Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, see footnote 6 to Item 6 - “Selected Financial Data” of this Annual Report on Form 10-K.

Segment information

Net segment income for the year ended December 31, 2008 for (1) our inpatient services segment increased $21.9 million, or 16.5%, to $154.3 million, (2) our rehabilitation therapy services segment increased $0.7 million, or 9.0%, to $8.5 million and (3) our medical staffing services segment increased $1.5 million, or 18.3%, to $9.7 million due to the factors discussed below for each segment. We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services.  Net revenues increased $248.7 million, or 18.2%, to $1,616.1 million for the year ended December 31, 2008 from $1,367.4 million for the year ended December 31, 2007. The addition of Harborside contributed $166.8 million of the increase in net revenues.  The remaining increase of $81.9 million in net revenues on a same store basis was primarily the result of:

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

Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $121.3 million, or 17.4%, to $817.8 million for the year ended December 31, 2008 from $696.5 million for the year ended December 31, 2007. Approximately $90.7 million of the increase was due to the addition of Harborside.  The remaining increase of $30.6 million on a same store basis was primarily due to:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Other operating costs increased $62.4 million, or 17.9%, to $411.9 million for the year ended December 31, 2008, from $349.5 million for the year ended December 31, 2007.  Excluding the impact of Harborside, which contributed $39.3 million of the increase, the remaining $23.1 million increase on a same store basis was primarily due to:

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

The provision for losses on accounts receivable increased $3.8 million, or 40.0%, to $13.3 million for the year ended December 31, 2008, from $9.5 million for the year ended December 31, 2007.  The addition of Harborside contributed $1.1 million of the increase.  The remaining $2.7 million of the increase is due to lower recoveries of bad debt.  In 2007, we recovered $2.3 million of bad debt related to centers acquired in 2005.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Center rent expense for the year ended December 31, 2008 increased $2.9 million, or 4.2%, to $72.2 million, compared to $69.3 million for the year ended December 31, 2007. The addition of Harborside accounted for $4.7 million of additional rent expense, which was offset by a $1.8 million decrease in same store rent due to conversions of leased centers to owned.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

For the year ended and as of December 31, 2009, our net income was $38.7 million and our working capital was $175.6 million. As of December 31, 2009, we had cash and cash equivalents of $104.5 million, $50.0 million available on our revolving credit facility and $700.5 million in borrowings.  As of December 31, 2009, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness and the indenture governing our 9-1/8% Senior Subordinated Notes due 2015.

Based on current levels of operations, we believe that our operating cash flows (which were $108.9 million for the year ended December 31, 2009), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures”, scheduled debt service payments and our other commitments described in the table under “Obligations and Commitments” at least through the next twelve months. We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness. Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

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

In April 2009, we purchased a leased center in Oklahoma that we operate but did not own.  The purchase price of $3.3 million was funded through available cash.  In October 2009, we acquired all the capital stock of a hospice provider for approximately $16.1 million, which was funded with available cash.

Cash flows

During the year ended December 31, 2009, net cash provided by operating activities increased by $21.1 million as compared to last year.  This increase was the result of (i) our year-over-year decrease in net income of $70.6 million, (ii) our year-over-year increase in working capital changes of $5.5 million due to timing differences and (iii) a $86.2 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable and recognition of deferred taxes.

Net cash used for investing activities of $70.3 million for the year ended December 31, 2009 is comprised of (i) $54.3 million used for capital expenditures, (ii) $3.3 million used to purchase previously leased real estate, (iii) $2.2 million in proceeds from the sale of assets held for sale, and (iv) $14.9 million used for acquisitions net of $0.6 million of cash acquired.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net cash used for financing activities of $26.2 million for the year ended December 31, 2009 is comprised of (i) $20.8 million provided by long-term borrowings, (ii) $46.2 million used to repay long-term debt and capital lease obligations, (iii) $0.9 million used for distributions of to noncontrolling interest and (iv) $0.1 million in proceeds from the issuance of common stock.

During the year ended December 31, 2008, net cash provided by operating activities increased by $4.0 million as compared to the prior year.  This increase was the result of (i) our year-over-year increase in net income of $51.8 million, (ii) our year-over-year decrease in working capital changes of $32.4 million and (iii) a $15.4 million decrease in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable, recognition of deferred taxes and a non-recurring loss on the extinguishment of debt.

During the year ended December 31, 2007, net cash provided by operating activities increased by $74.0 million as compared to the prior year.  This increase was the result of (i) our year-over-year increase in net income of $30.4 million, (ii) our year-over-year increase in working capital changes of $39.9 million and (iii) a $3.7 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable, recognition of deferred taxes and a non-recurring loss on the extinguishment of debt.

Loan Agreements

In April 2007 we issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 16 – “Summarized Consolidating Information” in the notes to consolidated financial statements included in this Annual Report on Form 10-K).

In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”) in connection with our acquisition of Harborside (see Note 6 – “Acquisitions” in the notes to consolidated financial statements included in this Annual Report on Form 10-K).  The Credit Agreement provides for $365.0 million in term loans (of which $329.1 million was outstanding as of December 31, 2009), a $50.0 million revolving credit facility (undrawn at December 31, 2009) and a $70.0 million letter of credit facility ($62.8 million outstanding at December 31, 2009).  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. We were in compliance with these covenants as of December 31, 2009.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is collateralized by our assets and the assets of most of our subsidiaries.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.  Pursuant to this requirement, we paid $8.5 million during 2009 and we estimate that we will pay $18.9 million pursuant to this requirement in 2010.

Acquisitions

Hospice acquisitions

In October 2009, we completed the purchase of a hospice company, which operates four hospice programs in three states in the New England area, for $16.1 million.  The purchase price included allocations of $6.3 million for intangible assets, $11.3 million for goodwill, and $1.5 million for net working capital and other assets.

In September 2008, we completed the purchase of a hospice company, which operated a hospice program in New Jersey, for $7.7 million.  The purchase price included allocations of $3.4 million for intangible assets, $3.7 million for goodwill, and $0.6 million for net working capital

Harborside

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

Assets held for sale

We had no assets held for sale as of December 31, 2009.  During October 2009, we transferred operations of an assisted living center in Utah to an outside party.  This center has been classified as a discontinued operation.

As of December 31, 2008, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $2.8 million, primarily consisting of property and equipment, and (ii) an undeveloped parcel of land valued at $0.9 million, which was classified in our Corporate segment.  See Note 14 - “Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

During November 2008, we transferred operations of a leased skilled nursing center in Utah to an outside party.  This center has been classified as a discontinued operation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

During September 2008, we reclassified the results of three skilled nursing centers (two of which were leased) to discontinued operations.  We exercised options to purchase the two centers and simultaneously sold them and the owned location for a net amount of $1.1 million (subject to resolution of certain contingencies).  We received $0.9 million of cash proceeds in October 2008 and we received the remaining $0.2 million of the sales price during the second quarter of 2009.  We recorded a $0.9 million loss on disposal of these centers.

In June and July 2008, we transferred operations of leased skilled nursing centers in Tennessee and Indiana to outside parties.  The operations of both centers have been classified as discontinued operations.

On June 30, 2008, we sold the operations of two hospitals for $10.1 million (subject to a final working capital reconciliation), which was recorded in other current assets as of June 30, 2008 and received $9.5 million in cash proceeds on July 1, 2008.  The remaining $0.6 million of sales price was received during 2009 in conjunction with the final working capital adjustment.  A $2.7 million loss on disposal of these operations was recognized in the three months ended June 30, 2008.  The lessor of the two hospitals did not fully release us from our rent obligation subsequent to the sale.  Therefore, in accordance applicable accounting guidance, the $2.7 million loss includes an accrued liability of $6.3 million for continuing costs incurred without economic benefit as of the date of disposal of the operations (i.e., the “cease-use” date).

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

During the year ended December 31, 2007, we sold our laboratory and radiology operations for $3.2 million. We also sold a skilled nursing center for $4.9 million during the first quarter of 2007. In October 2007, we sold our 75% interest in a home health services subsidiary for $1.6 million.

Capital expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, of $54.3 million, $42.5 million, and $33.5 million for the years ended December 31, 2009, 2008, and 2007, respectively, which included capital expenditures for discontinued operations of $0.1 million, and $0.6 million for the years ended December 31, 2008 and 2007, respectively.  We did not incur any capital expenditures related to discontinued operations in 2009.  During the year ended December 31, 2009, we incurred $30.5 million of capital expenditures for ongoing normal operational needs of our centers, plus we expended $17.8 million for major renovations of our centers, including $9.7 million spent on construction of our Rehab Recovery Suites.  Our development and rollout of a new billing platform and labor management system resulted in $3.1 million of expenditures during 2009.  We also incurred capital expenditures of $3.0 million in our Corporate segment for information systems and other needs.

We had construction commitments as of December 31, 2009 under various contracts of $1.9 million related to improvements at centers.  These commitments, and other expenditures in response to emergency situations at our centers, the amount of which we cannot predict, represent our non-discretionary capital expenditures.  The

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

remaining amount of our 2010 planned capital expenditures is discretionary.  We expect to incur approximately $50 million to $55 million in capital expenditures during 2010, related primarily to improvements at existing centers and information system upgrades.

Obligations and Commitments

The following table provides information about our contractual obligations and commitments in future years as of December 31, 2009 (in thousands):

	Payments Due by Period
							After
	Total	2010	2011	2012	2013	2014	2014
Contractual Obligations:
Debt, including interest
payments (1)	$969,133	$90,988	$83,278	$46,422	$47,438	$365,911	$335,096
Capital leases (2)	995	409	334	193	52	7	-
Construction commitments	1,947	1,947	-	-	-	-	-
Purchase obligations (3)	178,200	82,200	24,000	24,000	24,000	24,000	-
Operating leases (4)	500,388	89,141	83,700	80,446	76,955	44,523	125,623
Other liabilities (5)	19,953	2,035	17,918	-	-	-	-

Total	$1,670,616	$266,720	$209,230	$151,061	$148,445	$434,441	$460,719

	Amount of Commitment Expiration Per Period
	Total
	Amounts						After
	Committed	2010	2011	2012	2013	2014	2014
Other Commercial Commitments:
Letters of credit (6)	$62,849	$62,849	$-	$-	$-	$-	$-

Total	$62,849	$62,849	$-	$-	$-	$-	$-

(1)
Debt includes principal payments and interest payments through the maturity dates. Total interest on debt, based on contractual rates, is $270.3 million, of which $2.1 million is attributable to variable interest rates determined using the weighted average method.

(2)	Includes interest of $0.3 million.
(3)	Represents our estimated level of purchasing from our main suppliers assuming that we continue to operate the same number of centers in future periods.
(4)	Some of our operating leases also have contingent rentals.
(5)
Represents the liability associated with partnership options yet to be exercised of $5.2 million, $14.1 million of liability due to the previous shareholders of Harborside when certain tax benefits associated with that acquisition are realized and $0.6 million for a liability assumed with a hospice acquisition.  Excludes liabilities for uncertain tax positions that are included in other liabilities at December 31, 2009 for which we are unable to make a reasonably reliable estimate as to when, if at all, cash settlements with taxing authorities will occur.

(6)	Letters of credit expire annually but may be reissued pursuant to a $70.0 million letter of credit facility that terminates in April 2013.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Critical Accounting Estimates

Our discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. We believe the following are the most significant judgments and estimates affecting the accounting policies we use in the preparation of the consolidated financial statements.

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

The allowance for doubtful accounts related to centers that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized, the allowance is adjusted as appropriate. As of December 31, 2009, accounts receivable for divested operations were significantly reserved.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any adjustments resulting there from are reflected in current earnings. Claims are paid over varying periods, and future payments may be different than the estimated reserves.

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform detailed actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers’ compensation reserves and general and professional liability reserves.  For both the workers’ compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods.  Reported loss methods focus on development of case reserves for incurred losses through claims closure. Paid loss methods focus on development of claims actually paid to date. Expected loss methods are based upon an anticipated loss per unit of measure. The Bornhuetter-Ferguson method is a combination of loss development methods and expected loss methods.

The foundation for most of these methods is our actual historical reported and/or paid loss data, over which we have effective internal controls. We utilize third-party administrators (“TPAs”) to process claims and to provide us with the data utilized in our semi-annual actuarial analyses. The TPAs are under the oversight of our in-house risk management and legal functions. These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by our legal and risk management departments, are determined based on our estimate of the ultimate settlement of individual claims. In cases where our historical data are not statistically credible, stable, or mature, we supplement our experience with nursing home industry benchmark reporting and payment patterns.

The use of multiple methods tends to eliminate any biases that one particular method might have. Management’s judgment based upon each method’s inherent limitations is applied when weighting the results of each method.  The results of each of the methods are estimates of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported.   These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense are determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2009, we determined that the previous estimates for workers’ compensation reserves for accident years prior to 2009 were understated, based on currently available information, by $2.0 million or approximately 2.9%.  Of that amount, $1.7 million related to continuing operations and $0.3 million related to discontinued operations.  While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves.  There were no large or unusual settlements during the period.  As of December 31, 2009, the discounting of the policy periods resulted in a reduction to our reserves of $13.0 million.

We also determined during 2009 that the previous estimates for general and professional liabilities reserves for accident years prior to 2009 were understated, based on currently available information, by $7.4 million or approximately 8.5%.  Of that amount, $6.5 million related to continuing operations and $0.9 million related to discontinued operations.  Although there were no large or unusual settlements or significant new claims during the period, we have experienced in 2009 higher level of claims than we anticipated. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The increase in prior period reserves is driven in part by an increase in our estimate of incurred but not reported claims.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Impairment of assets.

Goodwill and Accounting for Business Combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  Our goodwill included in our consolidated balance sheets as of December 31, 2009 and 2008 was $338.3 and $326.8 million, respectively.  The increase in our goodwill during 2009 was primarily the result of a hospice acquisition in our Inpatient Services segment.

Under GAAP, goodwill and intangible assets with indefinite lives are not amortized; however, they are subject to annual impairment tests. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

The purchase price of acquisitions is allocated to the assets acquired and liabilities assumed based upon their respective fair values.  We may engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed for significant acquisitions.  Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.

We perform our annual goodwill impairment analysis during the fourth quarter of each year.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at one level below our segment level.  Our goodwill balances by reporting unit as of December 31, 2009 are (in thousands):

Inpatient Services – Healthcare facilities reporting unit	$314,729
Inpatient Services – Hospice services reporting unit	18,959
Rehabilitation Therapy Services segment	75
Medical Staffing Services segment	4,533
Total goodwill	$338,296

We tested impairment by comparing the net assets of each reporting unit to their respective fair values. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis and other appropriate valuation methodologies. The discounted cash flow model utilizes five years of projected cash flows for each reporting unit. The projected financial results are created from critical assumptions and estimates based upon management’s business plan and historical trends while giving consideration to the global economic environment. Determining fair value requires the exercise of significant judgments about appropriate discount rates, business growth rates, the amount and timing of expected future cash flows and market information relevant to our overall company value. In addition, to validate the reasonableness of our assumptions, we utilized our discounted cash flow model on a consolidated basis and compared the estimated fair value to our market capitalization as of December 31, 2009. Key assumptions in the discounted cash flow model are as follows:

Business Growth Assumptions – In determining our projected Inpatient Services revenue growth rates for our discounted cash flow model, we focus on the two primary drivers: average daily census (“ADC”) and reimbursement rates. Key revenue inputs include historical ADC adjusted for known trends and current Medicare and Medicaid rates adjusted for anticipated changes at next renewal cycle. ADC

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

trends have been reasonably constant within a narrow range and may be influenced over the long run by a number of factors, including demographic changes in the population we serve and our ability to deliver quality service in an attractive environment.  Generally long term care reimbursement rates are set annually by the payor. To estimate these rates, we evaluate the current reimbursement climate and adjust historical trends where appropriate. Significant adverse rate changes in any one year would cause us to reevaluate our projected rates.  In recent years we have generated historical revenue growth of 3.2% to 6.2% annually.  Expenses generally vary with ADC and have historically grown by approximately 2.9% to 5.6% annually.  Labor is the largest component of our expenses.  We consider labor market trends and staffing needs for the projected ADC levels in determining labor growth rates to be used in our projections. The projected growth rates used in our discounted cash flow model took into account the potential adverse effects of the current economic downturn on our projected revenue and expenses.

Terminal Value EBITDA Multiple – Consistent with commonly accepted valuation techniques, a terminal multiple for the final year’s projected results is applied to estimate our value in the final year of the analysis. That multiple is applied to the final year’s projected EBITDA from continuing operations.

Discount Rate – Market conditions indicated that a discount rate of 17.5% was appropriate at December 31, 2009.  This discount rate is consistent with our overall market capitalization comparison. We consistently apply the same discount rate to the evaluation of each reporting unit.

In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.  Based on the analysis performed, we determined there was no goodwill impairment for the years ended December 31, 2009, 2008 or 2007.

In order to analyze the sensitivity our assumptions have on our overall impairment assessment, we evaluated the impact that a hypothetical reduction in the fair value of a reporting unit would have on our conclusions.  Without giving consideration to a control premium, we can incur up to a cumulative 5.0% decrease in our net cash from revenues and expenses over the next five years, which equates to approximately $110 million in less net cash than our projections, and still avoid having a goodwill impairment charge in any reporting unit.

Indefinite Lived Intangibles

Our indefinite lived intangibles primarily consist of values assigned to CONs obtained through various acquisitions.

We evaluate the recoverability of our indefinite lived intangibles, which are principally CONs, by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place. We determined there was no impairment charge to our indefinite lived intangibles for the years ended December 31, 2009, 2008 or 2007.

Finite Lived Intangibles

Our finite lived intangibles include tradenames (principally recognized with the Harborside and hospice acquisitions), favorable lease intangibles, deferred financing costs, customer contracts and various licenses.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    We evaluate the recoverability of our finite lived intangibles if an impairment indicator is present.  As there were no such indicators, we determined there was no impairment of our finite lived intangibles for the years ended December 31, 2009, 2008 or 2007.

Long-Lived Assets

GAAP requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts at each center. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount.  We assess the need for an impairment write-down when such indicators of impairment are present.  We determined there was no impairment to our long-lived assets used in continuing operations for the years ended December 31, 2009, 2008, and 2007.

Income Taxes.  Pursuant to GAAP, an asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss, capital loss and tax credit carryforwards.  A valuation allowance is to be provided for the net deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

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

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted the GAAP guidance for accounting for uncertainty in income tax positions, which contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  We reserve for our uncertain tax positions, and we adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of the statute of limitations.

Recent Accounting Pronouncements

Discussion of recent accounting pronouncements can be found in the “Recent Accounting Pronouncements” portion of Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Impact of Inflation

CMS implemented market basket increases of 2.2%, 3.4%, and 3.3% to the Medicare reimbursement rates for Federal fiscal years 2009, 2008, and 2007, respectively, which increases were primarily intended to keep track with inflation. The final rule for Federal fiscal year 2009 also had a 3.3% reduction for a forecast error/parity adjustment.  We estimate that the net result of the two 2009 adjustments, based on our current acuity mix, will be a decrease of 0.85% in our reimbursement rates, which we estimate will decrease our net revenues by approximately $1.0 million per quarter.

Off-Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk because we hold debt that is sensitive to changes in interest rates.  We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt.  We also manage our interest expense by entering into interest rate swap agreements.  We entered into interest rate swap agreements in July 2008 and July 2007.  The interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The July 2008 agreement is based on a notional amount of $50.0 million and has a term of two years.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 3.65%.  The July 2007 agreement is based on a notional amount of $100.0 million and has a term of three years.  Settlement occurs on a quarterly basis, which is based upon a floating rate of LIBOR and an annual fixed rate of 5.388%.

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009 (1)	2008 (1)
	(Dollars in thousands)
Long-term Debt:
Fixed rate debt(2)	$34,652	$15,537	$4,727	$6,045	$166,688	$268,117	$495,766	$375,801	$442,992
Rate	9.8%	7.8%	7.3%	6.8%	6.8%	8.4%
Variable rate debt	$11,764	$26,465	$1,902	$1,902	$162,072	$-	$204,105	$198,969	$202,442
Rate	2.6%	3.2%	2.5%	2.5%	2.5%	-%

Interest rate swap:
Variable to fixed	$150,000	-	-	-	-	-	$150,000	$(5,048)	$(7,644)
Average pay rate	4.8%	-	-	-	-	-
Average receive rate	0.3%	-	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.
(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

Item 8.  Financial Statements and Supplementary Data

Information with respect to Item 8 is contained in our consolidated financial statements and financial statement schedules and is set forth herein beginning on Page F-1 which information is incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 9A.  Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Rick Matros, and Chief Financial Officer (“CFO”), Bryan Shaul, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Therefore, even those systems determined to be effective may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2010.

Item 11.  Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2010.

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2010.

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

		Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2009 and 2008

		Consolidated Income Statements for the years ended December 31, 2009, 2008 and 2007

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

		Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

		Notes to Consolidated Financial Statements

	(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(a)(2) below:

		Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

		All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

	(3)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(1)	Agreement and Plan of Merger dated October 19, 2006 by and among Sun Healthcare Group, Inc., Horizon Merger, Inc. and Harborside Healthcare Corporation

3.1(10)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended

3.2(3)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

4.1*	Sample Common Stock Certificate of Sun Healthcare Group, Inc.

4.2(4)	Indenture, dated as of April 12, 2007, between Sun Healthcare Group, Inc., the subsidiaries of Sun Healthcare Group, Inc., named therein and Wells Fargo Bank, National Association, as Trustee

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

4.2.1(5)
First Supplemental Indenture, dated as of April 19, 2007, among Sun Healthcare Group, Inc., Harborside Healthcare Corporation, certain subsidiaries of Harborside Healthcare Corporation named therein and Wells Fargo Bank, National Association, as Trustee

4.2.2(6)	Second Supplemental Indenture, dated as of October 31, 2008, among Sun Healthcare Group, Inc., Holisticare Hospice, LLC and Wells Fargo Bank, National Association, as Trustee

4.2.3*
Third Supplemental Indenture, dated as of October 26, 2009, among Sun Healthcare Group, Inc., Allegiance Hospice Group, Inc., certain subsidiaries of Allegiance Hospice Group, Inc. named therein and Wells Fargo Bank, National Association, as Trustee

4.3(4)
Registration Rights Agreement, dated April 12, 2007, among Sun Healthcare Group, Inc., the subsidiaries of Sun Healthcare Group, Inc. named therein and the Initial Purchasers of the Notes issued pursuant to the above described Indenture.

4.3.1(5)
Joinder to the Registration Rights Agreement, dated April 19, 2007, among Harborside Healthcare Corporation, the subsidiaries of Harborside Healthcare Corporation named therein and the Initial Purchasers of the Notes issued pursuant to the above described Indenture.

4.5(4)	Escrow Agreement, dated as of April 12, 2007, between Sun Healthcare Group, Inc. and Wells Fargo Bank, National Association, as Escrow Agent

4.6
The Registrant has instruments that define the rights of holders of long-term debt that are not being filed herewith, in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments

10.1(5)	Credit Agreement, dated as of April 19, 2007, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

10.2(7)+	Amended and Restated 2002 Non-Employee Director Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3(6)+	Amended and Restated 2004 Equity Incentive Plan of Sun Healthcare Group, Inc.

10.3.1(6)+	Form of Stock Option Agreement

10.3.2(6)+	Form of Stock Unit Agreement for employees

10.3.3(6)+	Form of Stock Unit Agreement for non-employee directors

10.4(6)+	Non-employee Directors Stock-for-Fees Program and Payment Election Form

10.6(12)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Richard K. Matros dated as of October 26, 2009

10.7(6)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of December 17, 2008

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.8(6)+	Amended and Restated Employment Agreement by and between Sun Health Specialty Services, Inc. and William A. Mathies dated as of December 17, 2008

10.9(6)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Michael Newman dated as of December 17, 2008

10.10(6)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker dated as of December 17, 2008

10.11(8)+	Non-Employee Director Compensation Policy of Sun Healthcare Group, Inc. adopted as of March 18, 2008

10.12*+	Sun Healthcare Group, Inc. Executive Bonus Plan

10.13(10)
Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated February 1, 2008

10.13.1(6)
First Amendment to Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated August 26, 2008

10.13.2(6)
Second Amendment to Second Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated February 26, 2009

10.14(9)+	Sun Healthcare Group, Inc. Deferred Compensation Plan

10.15(11)+	Amended and Restated Severance Benefits Agreement dated as of December 17, 2008 by and between Richard L. Peranton and CareerStaff Unlimited, Inc.

10.16*+	2010 Incentive Bonus Plan for President of SunDance Rehabilitation Corporation

10.17(13)+	Sun Healthcare Group, Inc. 2009 Performance Incentive Plan

10.18*+	Amended and Restated Severance Benefits Agreement dated as of December 17, 2008 by and between Sue Gwyn and SunDance Rehabilitation Corporation

14.1(2)	Code of Ethics for Chief Executive Officer, Financial Officers and Financial Personnel

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Ernst & Young LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

31.2*	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.2*	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer
_______________

*      Filed herewith.
+      Designates a management compensation plan, contract or arrangement

(1)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006
(2)	Incorporated by reference from exhibits to our Form 10-Q filed on May 7, 2004
(3)	Incorporated by reference from exhibits to our Form 8-K filed on December 27, 2007
(4)	Incorporated by reference from exhibits to our Form 8-K filed on April 18, 2007
(5)	Incorporated by reference from exhibits to our Form 8-K filed on April 25, 2007
(6)	Incorporated by reference from exhibits to our Form 10-K filed on March 4, 2009
(7)	Incorporated by reference from exhibits to our Form 10-Q filed on August 16, 2002
(8)	Incorporated by reference from exhibits to our Form 8-K filed on April 3, 2008
(9)	Incorporated by reference from exhibits to our Form 10-Q filed on April 29, 2009
(10)	Incorporated by reference from exhibits to our Form 10-K filed on March 7, 2008
(11)	Incorporated by reference from exhibits to our Form 10-Q filed on August 7, 2009
(12)	Incorporated by reference from exhibits to our Form 10-Q filed on October 28, 2009
(13)	Incorporated by reference from exhibits to our Form 8-K filed on June 11, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Chief Financial Officer

March 4, 2010

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of March 4, 2010 in the capacities indicated.

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
Milton J. Walters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2009

Page

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-2

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4 – F-5
As of December 31, 2009 and 2008

Consolidated Income Statements	F-6
For the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income	F-7
For the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows	F-8 – F-9
For the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements	F-10 – F-55

Supplementary Data (Unaudited) - Quarterly Financial Data	1 – 3

Schedule II – Valuation and Qualifying Accounts	4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sun Healthcare Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 4, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun Healthcare Group, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Sun Healthcare Group, Inc. (the Company) for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sun Healthcare Group, Inc. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 10 to the consolidated financial statements, effective January 1, 2007, the Company has changed its method of accounting for uncertain tax positions.

/s/ Ernst & Young LLP

Dallas, Texas
March 5, 2008,
except for Notes 2(n) and 8(b), as to which the date is
March 4, 2010

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	December 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$104,483	$92,153
Restricted cash	24,034	34,676
Accounts receivable, net of allowance for doubtful accounts of $55,402
and $44,830 at December 31, 2009 and 2008, respectively	220,319	205,620
Prepaid expenses and other assets	21,757	21,456
Assets held for sale	-	3,654
Deferred tax assets	68,415	57,261

Total current assets	439,008	414,820

Property and equipment, net of accumulated depreciation and amortization
of $153,854 and $114,415 at December 31, 2009 and 2008, respectively	622,682	603,645
Intangible assets, net of accumulated amortization of $19,005 and $13,292 at
December 31, 2009 and 2008, respectively	53,931	54,388
Goodwill	338,296	326,808
Restricted cash, non-current	3,317	3,303
Deferred tax assets	108,999	134,807
Other assets	4,961	5,563
Total assets	$1,571,194	$1,543,334

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	December 31, 2009	December 31, 2008
Current liabilities:
Accounts payable	$57,109	$62,000
Accrued compensation and benefits	58,953	60,660
Accrued self-insurance obligations, current portion	45,661	45,293
Other accrued liabilities	55,265	56,857
Current portion of long-term debt and capital lease obligations	46,416	17,865

Total current liabilities	263,404	242,675

Accrued self-insurance obligations, net of current portion	121,948	114,557
Long-term debt and capital lease obligations, net of current portion	654,132	707,976
Unfavorable lease obligations, net of accumulated amortization of
$16,450 and $13,599 at December 31, 2009 and 2008, respectively	12,663	15,514
Other long-term liabilities	69,983	58,903

Total liabilities	1,122,130	1,139,625

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, zero shares issued and outstanding as of
December 31, 2009 and 2008	-	-
Common stock of $.01 par value, authorized 125,000,000
shares, 43,764,240 shares issued and outstanding
as of December 31, 2009 and 43,544,765 shares issued
and outstanding as of December 31, 2008	438	435
Additional paid-in capital	655,667	650,543
Accumulated deficit	(204,012)	(242,683)
Accumulated other comprehensive loss, net	(3,029)	(4,586)
Total stockholders' equity	449,064	403,709
Total liabilities and stockholders' equity	$1,571,194	$1,543,334

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

Total net revenues	$1,881,799	$1,823,503	$1,557,756
Costs and expenses:
Operating salaries and benefits	1,057,645	1,028,987	888,102
Self-insurance for workers' compensation and general
and professional liability insurance	63,752	59,694	44,524
Operating administrative expenses	50,924	51,171	39,950
Other operating costs	384,832	373,084	319,010
Center rent expense	73,149	73,601	70,412
General and administrative expenses	62,068	62,302	64,835
Depreciation and amortization	45,463	40,354	31,218
Provision for losses on accounts receivable	21,197	14,107	8,982
Interest, net of interest income of $383, $1,781, and $3,255, respectively	49,327	54,603	44,347
Loss (gain) on sale of assets, net	42	(976)	24
Loss on extinguishment of debt	-	-	3,173
Restructuring costs	1,304	-	-
Total costs and expenses	1,809,703	1,756,927	1,514,577

Income before income taxes and discontinued operations	72,096	66,576	43,179
Income tax expense (benefit)	29,616	(47,348)	(10,914)
Income from continuing operations	42,480	113,924	54,093

Discontinued operations:
(Loss) income from discontinued operations	(3,476)	(1,636)	3,617
Loss on disposal of discontinued operations, net of related
tax benefit of $231, $1,949, and $0, respectively	(333)	(3,001)	(200)
(Loss) income from discontinued operations	(3,809)	(4,637)	3,417

Net income	$38,671	$109,287	$57,510

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.97	$2.63	$1.28
(Loss) income from discontinued operations, net	(0.09)	(0.11)	0.08
Net income	$0.88	$2.52	$1.36

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.97	$2.59	$1.25
(Loss) income from discontinued operations, net	(0.09)	(0.10)	0.08
Net income	$0.88	$2.49	$1.33

Weighted average number of common and common equivalent
shares outstanding:
Basic	43,841	43,331	42,350
Diluted	43,963	43,963	43,390

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Issued and outstanding at beginning of period	43,545	$435	43,016	$430	42,890	$429
Retirement of common stock	-	-	-	-	(160)	(2)
Issuance of common stock	219	3	529	5	286	3
Common stock issued and outstanding at
end of period	43,764	438	43,545	435	43,016	430

Additional paid-in capital
Balance at beginning of period		650,543		600,199		553,275
Issuance of common stock in excess of par value		101		2,488		1,619
Stock based compensation expense		5,810		5,270		-
Retirement of common stock		-		-		(2,647)
Realization of pre-emergence tax benefits		-		43,093		45,587
Other		(787)		(507)		2,365
Additional paid-in capital at end of period		655,667		650,543		600,199

Accumulated deficit
Balance at beginning of period		(242,683)		(351,970)		(409,480)
Net income		38,671		109,287		57,510
Accumulated deficit at end of period		(204,012)		(242,683)		(351,970)

Accumulated other comprehensive loss
Balance at beginning of period		(4,586)		(2,403)		-
Other comprehensive income (loss) from cash flow hedge, net of related tax expense (benefit) of $1,038, ($3,058) and ($1,602)		1,557		(2,183)		(2,403)
Accumulated other comprehensive loss at
end of period		(3,029)		(4,586)		(2,403)

Common stock in treasury
Common stock in treasury at beginning of period	-	-	-	-	10	(91)
Shares reacquired	-	-	-	-	150	(2,558)
Retirement of common stock in treasury	-	-	-	-	(160)	2,649
Common stock in treasury at end of period	-	-	-	-	-	-

Total stockholders' equity		$449,064		$403,709		$246,256

Comprehensive income:

Net income		$38,671		$109,287		$57,510
Other comprehensive income (loss) from cash flow hedge, net of related tax expense (benefit) of $1,038 ($3,058) and ($1,602)		1,557		(2,183)		(2,403)
Comprehensive income		$40,228		$107,104		$55,107

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$38,671	$109,287	$57,510
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	45,465	40,614	31,801
Amortization of favorable and unfavorable lease intangibles	(1,824)	(1,879)	(1,315)
Provision for losses on accounts receivable	21,196	15,283	10,345
Loss on sale of assets, including discontinued operations, net	605	2,151	224
Impairment charge for discontinued operation	-	1,800	-
Stock-based compensation expense	5,810	5,270	3,678
Deferred taxes	27,003	(51,128)	(33,581)
Loss on extinguishment of debt	-	-	3,173
Other	-	(10)	(866)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,547)	(35,136)	(9,899)
Restricted cash	10,628	3,215	2,497
Prepaid expenses and other assets	2,940	(4,213)	16,127
Accounts payable	(8,390)	4,032	(17,266)
Accrued compensation and benefits	(2,989)	(2,367)	14,486
Accrued self-insurance obligations	7,759	4,773	(12,108)
Income taxes payable	-	(1,806)	4,779
Other accrued liabilities	(3,196)	(8,719)	3,615
Other long-term liabilities	(1,223)	7,020	10,637
Net cash provided by operating activities	108,908	88,187	83,837

Cash flows from investing activities:
Capital expenditures	(54,312)	(42,543)	(33,450)
Purchase of leased real estate	(3,275)	(8,956)	(56,462)
Proceeds from sale of assets held for sale	2,174	18,354	7,589
Acquisitions, net of cash acquired	(14,936)	(11,734)	(368,454)
Insurance proceeds received	-	628	-
Net cash used for investing activities	(70,349)	(44,251)	(450,777)

Cash flows from financing activities:
Net repayments under revolving credit facility	-	-	(9,994)
Borrowings of long-term debt	20,822	20,290	347,000
Principal repayments of long-term debt and capital lease obligations	(46,292)	(29,627)	(54,509)
Payment to non-controlling interest	(311)	(418)	(57)
Distribution to non-controlling interest	(549)	(353)	(657)
Proceeds from issuance of common stock	101	2,493	1,459
Release of cash collateral	-	-	25,640
Deferred financing costs	-	-	(18,045)
Net cash (used for) provided by financing activities	(26,229)	(7,615)	290,837

Net increase (decrease) in cash and cash equivalents	12,330	36,321	(76,103)
Cash and cash equivalents at beginning of period	92,153	55,832	131,935
Cash and cash equivalents at end of period	$104,483	$92,153	$55,832
Supplemental disclosure of cash flow information:
Interest payments	$48,781	$52,208	$35,346
Capitalized interest	$523	$447	$442
Income taxes paid, net	$3,484	$2,231	$1,780

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

For the year ended December 31, 2009, capital lease obligations of $79 were incurred in 2009 when we entered into new equipment and vehicle leases.

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
DECEMBER 31, 2009

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

Business

Our subsidiaries provide long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 205 healthcare facilities in 25 states as of December 31, 2009.

Restructuring Costs

As we continue to focus on reducing costs and maximizing occupancy, we have evaluated and will continue to evaluate certain restructuring activities in our operations and administrative functions.  During the year ended December 31, 2009, we incurred $1.3 million of restructuring costs, of which $1.0 million was paid during 2009 and the remainder paid in 2010.  The costs consisted primarily of severance benefits resulting from reductions of administrative staff and costs related to closure of a center in Massachusetts.

Comparability of Financial Information

GAAP requires reclassification of the results of operations of subsequent divestitures that qualify as discontinued operations for all periods presented.

(2)  Summary of Significant Accounting Policies

(a)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of net revenues, allowances for doubtful accounts, self-insurance obligations, goodwill and other intangible assets (including impairments), and allowances for deferred tax assets.  Actual results could differ from those estimates.

(b)  Principles of Consolidation

Our consolidated financial statements include the accounts of our subsidiaries in which we own more than 50% of the voting interest. Investments of companies in which we own between 20% - 50% of the voting interests and have significant influence were accounted for using the equity method, which records as income an ownership percentage of the reported income of the subsidiary.  Investments in companies in which we own less than 20% of the voting interests and do not have significant influence are carried at lower of cost or fair value. All significant intersegment accounts and transactions have been eliminated in consolidation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

(c)  Cash and Cash Equivalents

We consider all highly liquid, unrestricted investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at fair value.

(d)  Restricted Cash

Certain of our cash balances are restricted for specific purposes such as funding of self-insurance reserves, mortgage escrow requirements and capital expenditures on HUD-insured buildings (see Note 9 – “Commitments and Contingencies”).  These balances are presented separately from cash and cash equivalents on our consolidated balance sheets and are classified as a current asset when expected to be utilized within the next year.  Restricted cash balances are stated at fair value.

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

Revenues from Medicaid accounted for 40.0%, 40.0%, and 41.4% of our net revenue for the years ended December 31, 2009, 2008 and 2007, respectively.  Revenues from Medicare comprised 29.5%, 28.6%, and 26.9% of our net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Estimated provisions for losses on accounts receivable are recorded each period as an expense in the income statement.  In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry and economic conditions.  Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.  In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

    The allowance for doubtful accounts related to centers that we have divested was based on a percentage of outstanding accounts receivable at the time of divestiture and is recorded with the gain or loss on disposal of discontinued operations.  As collections are realized, the allowance is adjusted as appropriate. As of December 31, 2009 and 2008, accounts receivable for divested operations were significantly reserved.

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

(h)  Intangible Assets

Consistent with GAAP, we do not amortize goodwill and intangible assets with indefinite lives. Consequently, we subject them at a minimum to annual impairment tests. Intangible assets with definite lives are amortized over their estimated useful lives. (See Note 7 – “Goodwill, Intangible Assets and Long-Lived Assets.”)

(i) Insurance

We self-insure for certain insurable risks, including general and professional liabilities, workers' compensation liabilities and employee health insurance liabilities, through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related coverage. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, and future payments may differ materially than the estimated reserves.  (See Note 9 – “Commitments and Contingencies.”)

(j)  Stock-Based Compensation

We follow the fair value recognition provisions of GAAP, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  (See Note 12 – “Capital Stock.”)

(k)  Income Taxes

Pursuant to GAAP, an asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss, capital loss and tax credit carryforwards.  A valuation allowance is to be provided for the net deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

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

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted the GAAP guidance for accounting for uncertainty in income tax positions, which contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  We reserve for our uncertain tax positions, and we adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  (See Note 10 – “Income Taxes.”)

(l)  Net Income Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the years ended December 31, 2009, 2008 and 2007 includes all the common shares that are presently outstanding and the common shares issued as common stock awards and exclude non-vested restricted stock.  (See Note 12 – “Capital Stock.”)

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

(m)  Discontinued Operations and Assets Held for Sale

GAAP requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  GAAP also requires the reporting of discontinued operations which include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale.  (See Note 8 – “Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale.”)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

(n)  Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2009 financial statement presentation.  Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2008 (see Note 8 – “Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.  As discussed in “Recent Accounting Pronouncements” below, the adoption of the new guidance for accounting for noncontrolling interests did not have a material impact on our financial position, cash flows or results of operations.  We have, however, reclassified $1.5 million previously reported as minority interest payable on our December 31, 2008 consolidated balance sheet in our 2008 Form 10-K to other long-term liabilities on our consolidated balance sheet in this Form 10-K to conform to the 2009 financial statement presentation.

(o)  Interest Rate Swap Agreements

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we have entered into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive (loss).  Ineffectiveness, if any, would be recognized in earnings.  (See Note 3 – “Loan Agreements.”)

(p)  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued revised guidance for accounting for noncontrolling interests.  The guidance requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements; that net income attributable to the parent and the noncontrolling interest be clearly identifiable; that changes in a parent’s ownership interest, while the parent retains its controlling financial interest in its subsidiary, be accounted for as equity transactions and that disclosures be expanded to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The guidance was effective beginning January 1, 2009, and did not have a material impact on our financial position, cash flows or results of operations.

In March 2008, the FASB issued rules that expanded quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The expanded disclosure requirements were required effective for fiscal years beginning January 1, 2009, and we have included the required disclosures in Note 4 – “Long-Term Debt and Capital Lease Obligations” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

DECEMBER 31, 2009

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

(3)  Loan Agreements

In April 2007, we issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries. (See Note 16 – “Summarized Consolidating Information.”)

In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse as the administrative agent and collateral agent (the “Credit Agreement”) in connection with our acquisition of Harborside (see Note 6 – “Acquisitions”).  The Credit Agreement provides for $365.0 million in term loans (of which $329.1 million was outstanding as of December 31, 2009), a $50.0 million revolving credit facility (undrawn at December 31, 2009) and a $70.0 million letter of credit facility ($62.8 million outstanding at December 31, 2009).  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. We were in compliance with these covenants as of December 31, 2009.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is collateralized by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.  Pursuant to this requirement, we paid $8.5 million during 2009 and we estimate that we will pay $18.9 million in 2010.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

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

The interest rate swap agreements qualify for hedge accounting treatment and have been designated as cash flow hedges.  Hedge effectiveness testing for the years ended December 31, 2009, 2008 and 2007 indicates that the swaps are highly effective hedges and as such, the derivative mark-to-market adjustment increased our other comprehensive loss by $3.0 million, $4.6 million and $2.4 million, respectively, net of related tax benefit. We do not anticipate our 2009 other comprehensive loss to be reclassified into earnings within the next year.  Also, since the swaps are highly effective hedging arrangements, there is no amount related to hedging ineffectiveness to expense.

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets at December 31 are as follows (in thousands):

	Liability Derivatives
	2009		2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swap	Other Long-Term		Other Long-Term
agreements	Liabilities	$5,048	Liabilities	$7,644

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the year ended December 31 is as follows (in thousands):

			Gain Reclassified from
	Amount of Income/(Loss)		Accumulated Other Comprehensive
	In Other Comprehensive Income/(Loss)		Loss to Net Income (ineffective portion)
	2009	2008	2009	2008
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$1,557	$(2,183)	$-	$-

(4)  Long-Term Debt and Capital Lease Obligations

Our long-term debt and capital lease obligations consisted of the following as of December 31 (in thousands):

	2009	2008
Revolving loans	$-	$-
Mortgage notes payable due at various dates through 2037, interest at rates from 3.3% to 11.6%, collateralized by the carrying values of
various centers totaling approximately $200,000 (1)	170,608	178,142
Term loans	329,107	346,359
Senior subordinated notes	200,000	200,000
Capital leases	833	1,340
Total long-term obligations	700,548	725,841
Less amounts due within one year	(46,416)	(17,865)
Long-term obligations, net of current portion	$654,132	$707,976

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding premiums, as of December 31, 2009 were as follows (in thousands):

2010	$46,416
2011	42,002
2012	6,629
2013	7,947
2014	328,760
Thereafter	268,117
$699,871

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

(5)  Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2009	2008
Land	$78,848	$75,383
Buildings and improvements	464,136	451,001
Equipment	128,939	106,410
Leasehold improvements	83,751	69,302
Construction in process(1)	20,862	15,964
Total	776,536	718,060
Less accumulated depreciation and amortization	(153,854)	(114,415)
Property and equipment, net	$622,682	$603,645

(1)	Capitalized interest associated with construction in process at December 31, 2009 is $0.4 million.

(6)  Acquisitions

Hospice Companies

On October 1, 2009 we acquired a hospice company that provides services to patients in Maine, Massachusetts and New Hampshire, for $16.1 million in cash, excluding transaction costs.  The purchase price excludes $0.5 million of transaction costs, primarily investment banker success fees, that were expensed in the accompanying income statement in accordance with GAAP.  Pro forma information related to this acquisition is not provided because the impact on our consolidated financial position and results of operations is not significant.  The purchase price was funded through cash on-hand at the time of the acquisition and allocated to the following fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$632
Property and equipment	264
Licensing intangible asset	6,271
Goodwill(1)	11,276
Other long-term assets	24
Total assets acquired	18,467

Liabilities assumed	(2,322)

Net assets acquired	$16,145

                                  (1)    Tax-deductible goodwill is $3.6 million.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

    On September 5, 2008, we acquired a company that conducts hospice operations in the State of New Jersey.  Its results of operations have been included in the consolidated financial statements since September 1, 2008.  Pro forma information related to this acquisition is not provided because the impact on our consolidated financial position and results of operations is not significant.  The $7.7 million purchase price was funded through cash on-hand at the time of acquisition and allocated to the following fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$695
Property and equipment	7
Identifiable intangible assets	3,317
Goodwill	3,657
Other long-term assets	96
Total assets acquired	7,772

Debt assumed	(92)

Net assets acquired	$7,680

The identifiable intangible asset was a regulatory license from the state in which the hospice company operates. Its value was based upon incremental cash flows of the hospice company with licensing versus cash flows without the licensing in place. Actual cost data to acquire licensing was also a factor of the fair value determination and based on estimates from our experience in other states’ licensing approval processes.

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

DECEMBER 31, 2009

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

The application of the accounting for business combinations requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the effective acquisition date, with amounts exceeding fair values being recorded as goodwill.  The allocation process requires an analysis of acquired fixed assets, contracts, contractual commitments, legal contingencies and brand value to identify and record the fair value of assets acquired and liabilities assumed.  In valuing acquired assets and liabilities assumed, fair values were based on, but not limited to:  future expected discounted cash flows for trade names and customer relationships; current replacement cost for similar capacity and obsolescence for certain fixed assets; comparable market rates for contractual obligations and certain investments, real estate, and liabilities; expected settlement amounts for litigation and contingencies, including self-insurance reserves; and appropriate discount rates and growth rates.  Other than for a contingent liability related to a litigation matter (see Note 13 – “Other Events”) and any payments related to third-party reimbursements as a result of the acquisition, the valuation of Harborside’s assets and liabilities, including intangibles and insurance reserves for general and professional and workers’ compensation liabilities, was completed during the fourth quarter of 2007.

Property and equipment values were based primarily on the cost and market approaches.  The land value was based upon comparisons to sales of similar properties.  The building and improvements were valued at replacement

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

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

DECEMBER 31, 2009

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

The following unaudited summarized pro forma results of operations for the year ended December 31, 2007 assume that the Harborside acquisition occurred at the beginning of the period.  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in thousands, except per share data):

For the Year Ended
December 31, 2007
(pro forma)

Revenues	$1,718,656
Costs and expenses:
Operating costs	1,511,685
Center rent expense	77,366
Depreciation and amortization	35,918
Interest, net	48,940
Non-operating costs	3,196
Total costs and expenses	1,677,105

Income before income taxes and
discontinued operations	41,551
Income tax benefit	(11,734)
Income from continuing operations	53,285
Income from discontinued
operations, net	2,359
Net income	$55,644

Earnings per share:
Basic:
Income from continuing operations	$1.26
Net income	$1.31

Diluted:
Income from continuing operations	$1.23
Net income	$1.28

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

(7)  Goodwill, Intangible Assets and Long-Lived Assets

(a)  Goodwill

The following table provides information regarding our goodwill, which is included in the accompanying consolidated balance sheets at December 31 (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing
	Services	Services	Services	Consolidated

Balance as of January 1, 2008	$319,744	$-	$4,533	$324,277

Goodwill acquired	3,657	75	-	3,732
Purchase price adjustments for prior
year acquisition	(1,201)	-	-	(1,201)

Balance as of December 31, 2008	$322,200	$75	$4,533	$326,808

Goodwill acquired	11,276	-	-	11,276
Purchase price adjustments for prior
year acquisition	212	-	-	212

Balance as of December 31, 2009	$333,688	$75	$4,533	$338,296

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

(b)  Intangible Assets

The following table provides information regarding our intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in thousands):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total
Finite-lived Intangibles:
Favorable lease intangibles:
2009	$10,311	$3,140	$7,171
2008	11,653	2,995	8,658
Deferred financing costs:
2009	$24,548	$9,306	$15,242
2008	24,263	5,902	18,361
Management and customer contracts:
2009	$3,334	$2,024	$1,310
2008	3,334	1,501	1,833
Tradenames:
2009	$13,121	$4,535	$8,586
2008	13,119	2,894	10,225

Indefinite-lived Intangibles:
Certificates of need/licenses:
2009	$21,433	$-	$21,433
2008	15,195	-	15,195
Other intangible assets:
2009	$189	$-	$189
2008	116	-	116

Total Intangible Assets:
2009	$72,936	$19,005	$53,931
2008	67,680	13,292	54,388

Unfavorable Lease Obligations:
2009	$29,113	$16,450	$12,663
2008	29,113	13,599	15,514

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

The net amount recorded to amortization was as follows for the years ended December 31 (in thousands):

	2009	2008	2007

Amortization expense	$7,367	$7,246	$6,241
Amortization of unfavorable
and favorable lease intangibles, net
included in rent expense	(1,831)	(1,714)	(1,318)
Amortization of deferred financing
costs, included in interest expense	(3,333)	(3,363)	(3,215)
	$2,203	$2,169	$1,708

Total estimated amortization expense (credit) for our intangible assets for the next five years is as follows (in thousands):

	Expense	Credit	Net

2010	$6,191	$(2,848)	$3,343
2011	6,014	(2,972)	3,042
2012	5,816	(2,703)	3,113
2013	5,299	(2,172)	3,127
2014	3,959	(1,171)	2,788

The weighted-average amortization period for lease intangibles is approximately six years at December 31, 2009.

(c)  Impairment of Intangible Assets

Goodwill

We perform our annual goodwill impairment analysis for our reporting units during the fourth quarter of each year.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at one level below our segment level.  We determined potential impairment by comparing the net assets of each reporting unit to their respective fair values. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis and other appropriate valuation methodologies. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. Based on the analysis performed, we determined there was no goodwill impairment for the years ended December 31, 2009, 2008, or 2007.

During 2008, we determined that the valuation allowance for net deferred tax assets related to our recent acquisitions should be reduced by $1.2 million, which decreased goodwill.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Indefinite Lived Intangibles

Our indefinite lived intangibles consist primarily of values assigned to CONs obtained through our acquisition of Harborside.

We evaluate the recoverability of our indefinite lived intangibles, which are principally CONs, by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place. We determined there was no impairment of our indefinite lived intangibles for the years ended December 31, 2009, 2008 or 2007.

During 2007, we determined that a portion of the income tax payable balance established in fresh-start could be offset by net operating loss (“NOL”) carrybacks.  We also determined that a portion of the pre-emergence net deferred tax assets will more likely than not be realized, and a reduction in the valuation allowance established in fresh-start accounting has been recorded.  Accordingly, we have reduced remaining intangible assets recorded in fresh-start accounting by $0.7 million, which consisted primarily of favorable lease intangibles.  (See Note 10 – “Income Taxes.”)

Finite Lived Intangibles

Our finite lived intangibles include tradenames (principally recognized with the Harborside acquisition), favorable lease intangibles, deferred financing costs, customer contracts and various licenses.

We evaluate the recoverability of our finite lived intangibles if an impairment indicator is present.  As there were no such indicators, we determined there was no impairment of our finite lived intangibles for the years ended December 31, 2009, 2008 or 2007.

(d)  Impairment of Long-Lived Assets

GAAP requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts. In estimating the undiscounted cash flows for our impairment assessment, we primarily use our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs.  We assess the need for an impairment write-down when such indicators of impairment are present.  We determined there was no impairment of long-lived assets used in continuing operations for the years ended December 31, 2009, 2008 or 2007.

(e)  Long Lived Assets to be Disposed Of

GAAP requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  GAAP defines the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

(8)  Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale

(a)  Gain (Loss) on Sale of Assets, net of related taxes

We reported a $0.3 million net loss, $3.0 million net loss, and $0.2 million net loss for the years ended December 31, 2009, 2008, and 2007, respectively, primarily related to the disposals of assets associated with discontinued operations.

(b)  Discontinued Operations

In accordance with GAAP, the results of operations of assets to be disposed of, disposed assets and the gains (losses) related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated income statements as their operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after their disposal.

Inpatient Services: During 2009, we reclassified one assisted living center into discontinued operations as we elected to not renew that center’s lease and allowed operations to transfer to another operator.

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

The two hospitals moved to discontinued operations in 2007 are part of a larger master lease agreement.  In 2008, the lessor sold the two hospitals to a third party and reduced the master lease’s rent charged to us.  However, the rent reduction was only a portion of the rent charged to us and we will continue to be responsible for the remainder.  Therefore, in accordance with the accounting guidance for costs associated with exit activities, we accrued a liability for continuing costs incurred without economic benefit upon disposal of the operation (i.e. the “cease-use” date).  The liability at December 31, 2008 was $6.0 million, $1.0 million of which is in current liabilities in the accompanying consolidated balance sheet.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Other: We also sold a subsidiary that provided adolescent rehabilitation and special education services during the fourth quarter of 2008.

(c)  Assets and Liabilities Held for Sale

We had no assets held for sale as of December 31, 2009.  As of December 31, 2008, assets held for sale consisted of (i) a skilled nursing center with a net carrying amount of $2.8 million, primarily consisting of property and equipment and, (ii) an undeveloped parcel of land valued at $0.9 million, which was classified in our Corporate segment in our consolidated financial statements.

Other discontinued operations are principally comprised of the operations of a regional provider of adolescent rehabilitation and special education services.

A summary of the discontinued operations for the years ended December 31 is as follows (in thousands):

	2009
	Inpatient
	Services	Other	Total

Net operating revenues	$521	$-	$521

Loss from discontinued operations, net (1)	$(3,442)	$(34)	$(3,476)
Loss on disposal of discontinued operations, net (2)	(317)	(16)	(333)
Loss from discontinued operations, net	$(3,759)	$(50)	$(3,809)

(1)  Net of related tax benefit of $2,416
(2)  Net of related tax benefit of $231

	2008
	Inpatient
	Services	Other	Total

Net operating revenues	$42,288	$17,888	$60,176

Loss from discontinued operations, net (1)	$(1,423)	$(213)	$(1,636)
Loss on disposal of discontinued operations, net (2)	(2,246)	(755)	(3,001)
Loss from discontinued operations, net	$(3,669)	$(968)	$(4,637)

(1)  Net of related tax benefit of $1,125
(2)  Net of related tax benefit of $1,949

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

	2007
	Inpatient
	Services	Other	Total

Net operating revenues	$76,634	$24,474	$101,108

Income (loss) from discontinued operations, net (1)	$5,796	$(2,179)	$3,617
Income (loss) on disposal of discontinued operations, net (2)	(1,588)	1,388	(200)
Loss from discontinued operations, net	$4,208	$(791)	$3,417

(1)  Net of related tax benefit of $653
(2)  Net of related tax expense of $0

(9)  Commitments and Contingencies

(a)  Lease Commitments

We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option (which could extend the terms of the leases by five to ten years), escalation clauses (primarily related to inflation) and provisions for payments by us of real estate taxes, insurance and maintenance costs. Leases with a fixed escalation are accounted for on a straight-line basis. Future minimum operating lease payments as of December 31, 2009 under real estate leases and non-cancelable equipment leases are as follows (in thousands):

2010	$89,141
2011	83,700
2012	80,446
2013	76,955
2014	44,523
Thereafter	125,623
Total minimum lease payments	$500,388

Center rent expense for continuing operations totaled $73.1 million, $73.6 million, and $70.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Center rent expense for discontinued operations for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $3.6 million, and $6.7 million, respectively.

(b)  Purchase Commitments

We have an agreement establishing Medline Industries, Inc. (“Medline”) as the primary medical supply vendor through December 31, 2014 for all of the healthcare centers that we operate.  The agreement provides that the long-term care division of the Inpatient Services segment shall purchase at least 90% of its medical supply products from Medline.

We have an agreement establishing SYSCO Corporation (“SYSCO”) as our primary foodservice supply vendor through March 31, 2010 for all of our healthcare centers.  The agreement provides that the long-term care division of the Inpatient Services segment shall purchase at least 80% of its foodservice supply products from SYSCO.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

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

We evaluate the adequacy of our self-insurance reserves on a quarterly basis and perform detailed actuarial analyses semi-annually in the second and fourth quarters. The analyses use generally accepted actuarial methods in evaluating the workers’ compensation reserves and general and professional liability reserves.  For both the workers’ compensation reserves and the general and professional liability reserves, those methods include reported and paid loss development methods, expected loss method and the reported and paid Bornhuetter-Ferguson methods.  Reported loss methods focus on development of case reserves for incurred losses through claims closure. Paid loss methods focus on development of claims actually paid to date. Expected loss methods are based upon an anticipated loss per unit of measure. The Bornhuetter-Ferguson method is a combination of loss development methods and expected loss methods.

The foundation for most of these methods is our actual historical reported and/or paid loss data, over which we have effective internal controls. We utilize third-party administrators (“TPAs”) to process claims and to provide us with the data utilized in our semi-annual actuarial analyses. The TPAs are under the oversight of our in-house risk management and legal functions. These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by our legal and risk management departments, are determined based on our estimate of the ultimate settlement of individual claims. In cases where our historical data are not statistically credible, stable, or mature, we supplement our experience with nursing home industry benchmark reporting and payment patterns.

The use of multiple methods tends to eliminate any biases that one particular method might have. Management’s judgment based upon each method’s inherent limitations is applied when weighting the results of each method.  The results of each of the methods are estimates of ultimate losses which includes the case reserves plus an estimate for future development of these reserves based on past trends, and an estimate for losses incurred but not reported.   These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense are determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

During 2009, we determined that the previous estimates for workers’ compensation reserves for accident years

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

prior to 2009 were understated based on currently available information, by $2.0 million or approximately 2.9%.   Of that amount, $1.7 million related to continuing operations and $0.3 million related to discontinued operations.  While certain of the claims settled for less than the case reserves, a number also settled for greater than the case reserves.  There were no large or unusual settlements during the period.  As of December 31, 2009, the discounting of the policy periods resulted in a reduction to our reserves of $13.0 million.

We also determined during 2009 that the previous estimates for general and professional liabilities reserves for accident years prior to 2009 were understated, based on currently available information, by $7.4 million or approximately 8.5%.  Of that amount, $6.5 million related to continuing operations and $0.9 million related to discontinued operations.  Although there were no large or unusual settlements or significant new claims during the period, we experienced in 2009 a higher amount of claims than anticipated. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported. The reduction in prior period’s reserves is driven in part by a decrease in our estimate of incurred but not reported claims.

Activity in our insurance reserves as of and for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of January 1, 2007	$75,078	$51,521	$126,599

Current year provision, continuing operations	28,413	24,709	53,122
Current year provision, discontinued operations	1,611	1,365	2,976
Prior year reserve adjustments, continuing operations	(6,605)	(1,994)	(8,599)
Prior year reserve adjustments, discontinued operations	(2,395)	(1,506)	(3,901)
Claims paid, continuing operations	(12,936)	(15,600)	(28,536)
Claims paid, discontinued operations	(8,547)	(4,850)	(13,397)
Amounts paid for administrative services and other	(6,124)	(6,558)	(12,682)
Reserve established through purchase accounting	17,796	14,352	32,148

Balance as of December 31, 2007	$86,291	$61,439	$147,730

Current year provision, continuing operations	29,454	29,339	58,793
Current year provision, discontinued operations	790	848	1,638
Prior year reserve adjustments, continuing operations	(1,700)	2,600	900
Prior year reserve adjustments, discontinued operations	(20)	400	380
Claims paid, continuing operations	(20,343)	(18,499)	(38,842)
Claims paid, discontinued operations	(3,755)	(3,674)	(7,429)
Amounts paid for administrative services and other	(3,435)	(5,865)	(9,300)

Balance as of December 31, 2008	$87,282	$66,588	$153,870

Current year provision, continuing operations	27,152	28,380	55,532
Current year provision, discontinued operations	1,512	632	2,144
Prior year reserve adjustments, continuing operations	6,500	1,720	8,220
Prior year reserve adjustments, discontinued operations	890	230	1,120
Claims paid, continuing operations	(20,394)	(20,165)	(40,559)
Claims paid, discontinued operations	(3,699)	(2,530)	(6,229)
Amounts paid for administrative services and other	(4,313)	(7,349)	(11,662)

Balance as of December 31, 2009	$94,930	$67,506	$162,436

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

A summary of the assets and liabilities related to insurance risks at December 31 is as indicated below (in thousands):

	2009			|	2008
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,406	$12,013	$15,419	|	$3,439	$22,131	$25,570
Non-current	-	-	-	|	-	-	-
Total	$3,406	$12,013	$15,419	|	$3,439	$22,131	$25,570
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$20,369	$20,119	$40,488	|	$20,739	$18,574	$39,313
Non-current	74,561	47,387	121,948	|	66,543	48,014	114,557
Total	$94,930	$67,506	$162,436	|	$87,282	$66,588	$153,870
(1)
Total restricted cash excluded $11,932 and $12,409 at December 31, 2009 and 2008, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)	Total self-insurance liabilities excluded $5,173 and $5,980 at December 31, 2009 and 2008, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $250 and $53,191 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2009 and $750 and $48,172 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2008.

(d)  Construction Commitments

As of December 31, 2009, we had construction commitments under various contracts of approximately $1.9 million. These items consisted primarily of contractual commitments to improve existing centers.

(e)  Labor Relations

As of December 31, 2009, SunBridge operated 35 centers with union employees. Approximately 2,856 of our employees (9.5% of all of our employees) who worked in healthcare centers in Alabama, California, Connecticut, Georgia, Massachusetts, Maryland, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 1,429 of these employees (4.8% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

(10)  Income Taxes

The provision for income taxes was based upon management's estimate of taxable income or loss for each respective accounting period.  We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  We also recognized as deferred tax assets the future tax benefits from net operating loss, capital loss, and tax credit carryforwards.  A valuation allowance was provided for certain deferred tax assets, since it is more likely than not that a portion of the net deferred tax assets will not be realized.

Income tax expense/(benefit) on income attributable to continuing operations consisted of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Current:
Federal	$-	$941	$177
State	2,300	1,417	1,026
	2,300	2,358	1,203
Deferred:
Federal	24,829	(40,150)	(9,788)
State	2,487	(9,556)	(2,329)
	27,316	(49,706)	(12,117)
Total	$29,616	$(47,348)	$(10,914)

Actual tax expense/(benefit) differed from the expected tax expense , which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit before income taxes for the years ended December 31 as follows (in thousands):

	2009	2008	2007

Computed expected tax expense	$25,234	$23,302	$15,113
Adjustments in income taxes resulting from:
Change in valuation allowance	-	(70,465)	(28,834)
State income tax expense, net of Federal
income tax effect	3,814	3,568	2,357
Reduction in unrecognized tax benefits	(56)	(2,202)	-
Refunds from net operating loss carrybacks	-	-	(322)
Tax credits	(1,339)	(1,114)	(320)
Nondeductible compensation	53	137	197
Other nondeductible expenses	728	964	1,018
Other	1,182	(1,538)	(123)
Total	$29,616	$(47,348)	$(10,914)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2009	2008

Deferred tax assets:
Accounts and notes receivable	$22,722	$18,977
Accrued liabilities	82,018	79,136
Intangible assets	19,555	26,873
Write-down of assets held for sale	1,016	1,016
Partnership investments	4,274	3,657
Minimum tax and other credit carryforwards	8,794	7,720
State net operating loss carryforwards	25,035	33,918
Federal net operating loss carryforwards	79,122	85,060
Other	37	182
	242,573	256,539

Less valuation allowance	(27,572)	(34,321)
Total deferred tax assets	215,001	222,218

Deferred tax liabilities:
Property and equipment	(37,587)	(30,150)
Deferred tax assets, net	$177,414	$192,068

The $6.7 million decrease in the valuation allowance resulted from the expiration of certain state net operating loss (“NOL”) carryforwards, which were fully reserved.  As such, the deferred tax asset for these expired state net operating losses and the corresponding valuation allowance were reduced accordingly.  In evaluating the need to maintain a valuation allowance on our net deferred tax assets, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of taxable losses) were considered.  This assessment required significant judgment.  Based upon our estimates of future taxable income, we believe that we will more likely than not realize a significant portion of our net deferred tax assets.  If any future reversals of the remaining valuation allowance of $27.6 million as of December 31, 2009, should occur, then such reversal would reduce the provision for income taxes.

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

DECEMBER 31, 2009

tax attributes.  In addition, a separate annual base Section 382 limitation of approximately $14.6 million is to be applied to the tax attribute carryforwards of Harborside as a result of the Harborside acquisition.

After considering the reduction in tax attributes resulting from the Section 382 limitation discussed above, we have Federal NOL carryforwards of approximately $226.1 million with expiration dates from 2019 through 2027.  Various subsidiaries have state NOL carryforwards totaling approximately $518.1 million with expiration dates beginning in 2010 through the year 2029.  Our application of the rules under Section 382 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize tax attribute carryforwards from periods prior to the ownership change dates.

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Effective January 1, 2007, we adopted the guidance for accounting for uncertain tax positions, which contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007

Balance at the beginning of the period	$25,654	$5,417	$17,989

Additions for tax positions of prior years	730	-	-
Reductions for tax positions of prior years	-	(1,501)	-
Additions based on tax positions related to the current year	-	23,497	1,417
Lapsing of statutes of limitations	(68)	(1,759)	-
Other adjustments	-	-	(13,989)

Balance at the end of the period	$26,316	$25,654	$5,417

All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.

We recognize potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits as of December 31, 2009, and 2008 was $0.2 million and $0.1 million, respectively.

We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2005.  These jurisdictions can, however, adjust NOL carryforwards from earlier years.

(11)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$104,483	$104,483	$92,153	$92,153
Restricted cash	$27,351	$27,351	$37,979	$37,979
Long-term debt and capital lease obligations,
including current portion	$700,548	$574,770	$725,841	$645,434
Interest rate swap agreements	$5,048	$5,048	$7,644	$7,644

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At December 31, 2009 and 2008, the fair value of our long-term debt, including current maturities, and our interest rate swap agreement was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

The FASB accounting guidance establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values.  This guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

We endeavor to utilize the best available information in measuring fair value.  The following table summarizes the valuation of our financial instruments by the above pricing levels as of December 31 (in thousands):

	December 31, 2009
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$36,480	$31,429	$5,051
Restricted cash – money market funds	$1,275	$1,275	$-
Interest rate swap agreement – liability	$5,048	$-	$5,048

	December 31, 2008
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$10,098	$5,053	$5,045
Restricted cash – money market funds	$1,272	$1,272	$-
Interest rate swap agreement – liability	$7,644	$-	$7,644

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

(12)  Capital Stock

(a)  Basic and Diluted Shares

Basic net income per common share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted net income per common share is similar to that of basic net income per common share, except the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants and the vesting of stock units, were issued during the period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

The following table summarizes the calculation of basic and diluted net income per common share for each period (in thousands except per share data):

	2009	2008	2007
Numerator:
Net income	$38,671	$109,287	$57,510
Denominator:
Weighted average shares for basic net
income per common share	43,841	43,331	42,350
Add dilutive effect of assumed exercise of
stock options and warrants and vesting
of restricted stock units using the
treasury stock method	122	632	1,040
Weighted average shares for diluted net
income per common share	43,963	43,963	43,390

Basic net income per common share	$0.88	$2.52	$1.36
Diluted net income per common share	$0.88	$2.49	$1.33

(b)  Equity Incentive Plans

Pursuant to our 2004 Equity Incentive Plan (the “2004 Plan”), as of December 31, 2009 our employees and directors held options to purchase 1,809,432 shares of common stock and 512,904 unvested restricted stock units. No additional awards can be made under the 2004 Plan.

As of December 31, 2009, our directors held options to purchase 20,000 shares under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). No additional awards can be made under the Director Plan.

Our 2009 Performance Incentive Plan (the “2009 Plan”) allows for the issuance of shares of common stock equal to the sum of:  (i) 5.2 million shares, plus (ii) the number of any shares subject to stock options granted under the 2004 Plan or the Director Plan  which expire, or for any reason are canceled or terminated, without being exercised, plus (3) 1.25 times the number of any shares subject to restricted stock units under the 2004 Plan which are forfeited, terminated or cancelled without having become vested.  As of December 31, 2009 our employees and directors held options to purchase 480,236 shares of common stock and 486,503 unvested restricted stock units.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven-year contractual terms.  Share awards generally vest over four years and no dividends are paid on unexercised options or unvested share awards.  Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan).

During the year ended December 31, 2009, we issued 219,475 shares of common stock upon the vesting of restricted stock shares and restricted stock units and the exercise of stock options.

In connection with an acquisition in 2005, we assumed the Peak Medical Corporation 1998 Stock Incentive Plan (the “Peak Plan”). As of December 31, 2009, there were no options outstanding to purchase shares of common

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

stock under the Peak Plan and 100,837 shares had been issued upon the exercise of stock options. No additional awards can be made under the Peak Plan.

A summary of option activity under the 2004 Plan, the 2009 Plan, the Director Plan and the Peak Plan during the year ended December 31, 2009 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
Options	(in thousands)	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2009	1,898	$10.12
Granted	493	9.86
Exercised	(20)	6.84
Forfeited	(61)	11.66
Outstanding at December 31, 2009	2,310	$10.05	4	$561

Exercisable at December 31, 2009	1,130	$8.94	4	$255

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of our stock.  The expected term of options granted is derived using a temporary “shortcut approach” of our “plain vanilla” employee stock options as we do not have sufficient data to develop a more precise estimate. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2009, 2008 and 2007 was $9.86, $5.78 and $6.38, respectively.

The significant assumptions in the valuation model for the years ended December 31 are as follows:

	2009	2008	2007
Expected volatility	51.2% - 51.9%	50.7% - 80.6%	52.4% - 80.6%
Weighted-average volatility	51.6%	61.3%	63.2%
Expected term (in years)	4.75	4.75	4.75
Risk-free rate	1.8% - 2.6%	1.6% - 5.0%	3.0% - 5.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

    In connection with the restricted stock units granted to employees we recognized the full fair value of the shares of nonvested restricted stock awards.  A summary of restricted stock activity with our share-based compensation plans during the year ended December 31, 2009 is as follows:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value

Nonvested at January 1, 2009	902	$11.60
Granted	521	9.86
Vested	(381)	10.92
Forfeited	(43)	11.65
Nonvested at December 31, 2009	999	10.93

The total fair value of restricted shares vested was $4.0 million for the year ended December 31, 2009 and $3.3 million for the year ended December 31, 2008.

We recognized stock compensation expense of $5.8 million, $5.3 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(13)  Other Events

(a)  Litigation

We are a party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our centers and claims relating to employment and commercial matters. Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations, financial condition and cash flows.  In certain states in which we have operations, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions.  There can be no assurance that we will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

DECEMBER 31, 2009

Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

In December 2006, Harborside was notified by the United States Department of Justice (“DOJ”) that one of its subsidiaries is one of a significant number of unrelated defendants in a qui tam lawsuit filed under the Federal False Claims Act.  We have cooperated with the DOJ since we became aware of the lawsuit and have consistently denied the allegations in the lawsuit, which relate to Medicare billings for durable medical equipment.  In October 2009, we agreed to settle this lawsuit to avoid the protracted costs of litigation.  The settlement agreement provides that the settlement is not an admission of liability by us or the defendants, releases Harborside and its subsidiary from all liability arising from allegations in the lawsuit, and required the defendants to pay $1.4 million, which was paid prior to December 31, 2009.

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

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At December 31, 2009, we operated 205 healthcare centers (consisting of 183 skilled nursing centers, 14 assisted living and independent living centers and eight mental health centers) with 23,205 licensed beds as compared with 207 healthcare centers (consisting of 184 skilled nursing centers, 15 assisted living and independent living centers and eight mental health centers) with 23,345 licensed beds at December 31, 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers. At December 31, 2009, this segment provided services in 36 states via 464 contracts, 337 nonaffiliated and 127 affiliated, as compared to 445 contracts at December 31, 2008, of which 327 were nonaffiliated and 118 were affiliated.

Medical Staffing Services:  For the year ended December 31, 2009, this segment provided services in 44 states and derived 56.1% of its revenues from hospitals and other providers, 24.7% from skilled nursing centers, 15.3% from schools and 3.9% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of December 31, 2009, this segment had 30 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one office servicing locum tenens.  As of December 31, 2008, this segment had 29 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists, and one office servicing locum tenens.

Corporate assets primarily consist of cash and cash equivalents, receivables from subsidiary segments, notes receivable, property and equipment and unallocated intangible assets. Although corporate assets include unallocated intangible assets, the amortization, if applicable, is reflected in the results of operations of the associated segment.

The accounting policies of the segments are the same as those described in Note 2 – “Summary of Significant Accounting Policies.” We primarily evaluate segment performance based on profit or loss from operations before reorganization and restructuring items, income taxes and extraordinary items. Gains or losses on sales of assets and certain items including impairment of assets recorded in connection with annual impairment testing and restructuring costs are not considered in the evaluation of segment performance. Interest expense is recorded in the segment carrying the obligation to which the interest relates.

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2009 for (1) our inpatient services segment increased $1.8 million, or 1.2%, to $156.1 million, (2) our rehabilitation therapy services segment increased $2.6 million, or 30.6%, to $11.1 million and (3) our medical staffing services segment decreased $1.1 million, or 11.3%, to $8.6 million due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

As of and for the
Year Ended
December 31, 2009		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,675,775	$105,366	$100,624	$34	$-	$1,881,799

Intersegment revenues	-	74,166	1,930	-	(76,096)	-

Total revenues	1,675,775	179,532	102,554	34	(76,096)	1,881,799

Operating salaries and benefits	835,038	150,271	72,336	-	-	1,057,645

Self insurance for workers'
compensation and general and
professional liability insurance	59,842	2,161	1,331	418	-	63,752

Other operating costs	437,594	7,620	15,713	1	(76,096)	384,832

General and administrative expenses	41,243	6,868	2,811	62,070	-	112,992

Provision for losses on
accounts receivable	20,660	482	55	-	-	21,197

Segment operating income (loss)	$281,398	$12,130	$10,308	$(62,455)	$-	$241,381

Center rent expense	71,749	480	920	-	-	73,149

Depreciation and amortization	41,335	540	780	2,808	-	45,463

Interest, net	12,226	(2)	(2)	37,105	-	49,327

Net segment income (loss)	$156,088	$11,112	$8,610	$(102,368)	$-	$73,442

Identifiable segment assets	$1,194,306	$16,011	$25,143	$856,259	$(528,456)	$1,563,263

Goodwill	$333,688	$75	$4,533	$-	$-	$338,296

Segment capital expenditures	$50,418	$650	$74	$3,170	$-	$54,312

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, loss on extinguishment of debt, income tax benefit and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, income tax benefit and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

As of and for the
Year Ended
December 31, 2008		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,616,059	$89,619	$117,788	$37	$-	$1,823,503

Intersegment revenues	-	60,856	2,622	-	(63,478)	-

Total revenues	1,616,059	150,475	120,410	37	(63,478)	1,823,503

Operating salaries and benefits	817,825	124,817	86,345	-	-	1,028,987

Self insurance for workers'
compensation and general and
professional liability insurance	55,485	2,138	1,514	557	-	59,694

Other operating costs	411,899	7,113	17,553	(2)	(63,478)	373,085

General and administrative expenses	41,380	6,806	2,983	62,303	-	113,472

Provision for losses on
accounts receivable	13,331	213	563	-	-	14,107

Segment operating income (loss)	$276,139	$9,388	$11,452	$(62,821)	$-	$234,158

Center rent expense	72,231	394	976	-	-	73,601

Depreciation and amortization	35,957	533	806	3,058	-	40,354

Interest, net	13,670	(1)	(20)	40,954	-	54,603

Net segment income (loss)	$154,281	$8,462	$9,690	$(106,833)	$-	$65,600

Identifiable segment assets	$1,148,320	$12,489	$28,262	$880,428	$(528,449)	$1,541,050

Goodwill	$322,200	$75	$4,533	$-	$-	$326,808

Segment capital expenditures	$39,976	$286	$188	$1,962	$-	$42,412

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, loss on extinguishment of debt, income tax benefit and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, income tax benefit and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

As of and for the
Year Ended
December 31, 2007		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,367,399	$82,198	$108,082	$77	$-	$1,557,756

Intersegment revenues	-	44,857	3,150	-	(48,007)	-

Total revenues	1,367,399	127,055	111,232	77	(48,007)	1,557,756

Operating salaries and benefits	696,487	106,173	85,441	-	-	888,101

Self insurance for workers'
compensation and general and
professional liability insurance	40,615	1,782	1,656	471	-	44,524

Other operating costs	349,536	6,292	11,165	24	(48,007)	319,010

General and administrative expenses	31,998	4,978	2,974	64,835	-	104,785

Provision (adjustment) for losses on
accounts receivable	9,549	(670)	103	-	-	8,982

Segment operating income (loss)	$239,214	$8,500	$9,893	$(65,253)	$-	$192,354

Center rent expense	69,298	208	907	-	-	70,413

Depreciation and amortization	25,994	528	749	3,947	-	31,218

Interest, net	11,487	11	16	32,833	-	44,347

Net segment income (loss)	$132,435	$7,753	$8,221	$(102,033)	$-	$46,376

Identifiable segment assets	$1,095,763	$15,430	$37,217	$724,553	$(521,049)	$1,351,914

Goodwill	$319,744	$-	$4,533	$-	$-	$324,277

Segment capital expenditures	$27,472	$1,324	$426	$3,589	$-	$32,811

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, loss on extinguishment of debt, income tax benefit and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, income tax benefit and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

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

The following table reconciles net segment income to consolidated income before income taxes and discontinued operations for the years ended December 31 (in thousands):

	2009	2008	2007

Net segment income	$73,442	$65,600	$46,376
Restructuring costs, net	(1,304)	-	-
Loss on extinguishment of debt	-	-	(3,173)
(Loss) gain on sale of assets, net	(42)	976	(24)
Income before income taxes and
discontinued operations	$72,096	$66,576	$43,179

(15)  401(k) Plan

We have a defined contribution plan (the “401(k) plan”). Employees who have completed three months of service are eligible to participate. The 401(k) plan allows for a discretionary employer match of contributions made by participants for any participants employed on the last day of the year. We may make matching contributions under this plan of 25% of a participant’s contribution, up to 6% of the participant's compensation. Expenses for discretionary matching contributions are recognized in the year they are determined. In January 2008, matching contributions for the 2007 participant contributions of $1.4 million were authorized.  In January 2009, matching contributions for the 2008 participant contributions of $1.9 million were authorized.  There were no matching contributions in January 2010 for 2009 participant contributions as the discretionary matching program was suspended.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$82,463	$19,659	$2,361	$-	$104,483
Restricted cash	15,419	5,288	3,327	-	24,034
Accounts receivable, net	-	217,805	2,542	(28)	220,319
Prepaid expenses and other assets	9,493	13,383	608	(1,727)	21,757
Deferred tax assets	-	85,766	1,266	(18,617)	68,415
Total current assets	107,375	341,901	10,104	(20,372)	439,008
Property and equipment, net	9,195	546,772	66,715	-	622,682
Intangible assets, net	32,702	16,897	2,336	1,996	53,931
Goodwill	-	334,338	3,958	-	338,296
Restricted cash, non-current	2,972	345	-	-	3,317
Other assets	280	4,741	9	(69)	4,961
Deferred tax assets	15,393	123,963	-	(30,357)	108,999
Intercompany balances	307,307	-	7,925	(315,232)	-
Investment in subsidiaries	640,821	-	-	(640,821)	-
Total assets	$1,116,045	$1,368,957	$91,047	$(1,004,855)	$1,571,194

Current liabilities:
Accounts payable	$10,883	$45,130	$1,124	$(28)	$57,109
Accrued compensation and benefits	9,546	48,617	790	-	58,953
Accrued self-insurance obligations, current	4,034	41,627	-	-	45,661
Other accrued liabilities	11,275	41,272	2,718	-	55,265
Deferred tax liability	9,843	-	-	(9,843)	-
Current portion of long-term debt	22,244	18,592	5,580	-	46,416
Total current liabilities	67,825	195,238	10,212	(9,871)	263,404
Accrued self-insurance obligations, net of current	48,200	73,319	429	-	121,948
Deferred tax liability	-	-	11,559	(11,559)	-
Long-term debt, net of current	507,394	87,916	58,822	-	654,132
Unfavorable lease obligations, net	-	14,659	-	(1,996)	12,663
Intercompany balances	-	340,608	-	(340,608)	-
Other long-term liabilities	43,562	23,206	3,215	-	69,983
Total liabilities	666,981	734,946	84,237	(364,034)	1,122,130

Stockholders’ equity:
Common stock	438	-	-	-	438
Additional paid-in capital	655,667	-	-	-	655,667
Accumulated deficit	(204,012)	634,011	6,810	(640,821)	(204,012)
Accumulated other comprehensive loss	(3,029)	-	-	-	(3,029)
Total stockholders' equity	449,064	634,011	6,810	(640,821)	449,064
Total liabilities and stockholders' equity	$1,116,045	$1,368,957	$91,047	$(1,004,855)	$1,571,194

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$34	$1,927,595	$30,266	$(76,096)	$1,881,799
Costs and expenses:
Operating salaries and benefits	-	1,041,057	16,588	-	1,057,645
Self insurance for workers’ compensation
and general and professional liability
insurance	418	62,721	613	-	63,752
Other operating costs	-	453,705	7,223	(76,096)	384,832
Center rent expense	-	72,392	757	-	73,149
General and administrative expenses(1)	63,555	49,437	-	-	112,992
Depreciation and amortization	2,808	40,304	2,351	-	45,463
Provision for losses on accounts receivable	-	20,681	516	-	21,197
Interest, net	36,571	8,286	4,470	-	49,327
Loss (gain) on sale of assets, net	-	49	(7)	-	42
Restructuring costs, net	1,161	143	-	-	1,304
Income from investment in subsidiaries	(101,436)	-	-	101,436	-
Total costs and expenses	3,077	1,748,775	32,511	25,340	1,809,703

(Loss) income before income taxes and
discontinued operations	(3,043)	178,820	(2,245)	(101,436)	72,096
Income tax (benefit) expense	(42,780)	73,316	(920)	-	29,616
Income from continuing operations	39,737	105,504	(1,325)	(101,436)	42,480

Discontinued operations:
Loss from discontinued
operations, net	(1,066)	(905)	(1,505)	-	(3,476)
(Loss) gain on disposal of discontinued
operations, net	-	(564)	231	-	(333)
Loss on discontinued operations, net	(1,066)	(1,469)	(1,274)	-	(3,809)

Net income	$38,671	$104,035	$(2,599)	$(101,436)	$38,671

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$37	$1,856,726	$30,218	$(63,478)	$1,823,503
Costs and expenses:
Operating salaries and benefits	-	1,015,839	13,148	-	1,028,987
Self insurance for workers’ compensation
and general and professional liability
insurance	557	58,504	633	-	59,694
Other operating costs	2	430,171	6,389	(63,478)	373,084
Center rent expense	-	72,914	687	-	73,601
General and administrative expenses(1)	61,780	51,693	-	-	113,473
Depreciation and amortization	3,058	35,035	2,261	-	40,354
Provision for losses on accounts receivable	-	13,719	388	-	14,107
Interest, net	40,954	8,770	4,879	-	54,603
(Gain) loss on sale of assets, net	(976)	-	-	-	(976)
Income from investment in subsidiaries	(289,483)	-	-	289,483	-
Total costs and expenses	(184,107)	1,686,645	28,385	226,005	1,756,927

Income before income taxes and
discontinued operations	184,145	170,081	1,833	(289,483)	66,576
Income tax expense (benefit)	74,858	(120,903)	(1,303)	-	(47,348)
Income from continuing operations	109,287	290,984	3,136	(289,483)	113,924

Discontinued operations:
(Loss) income from discontinued
operations, net	-	(2,575)	939	-	(1,636)
(Loss) gain on disposal of discontinued
operations, net	-	(4,896)	1,895	-	(3,001)
(Loss) income on discontinued operations, net	-	(7,471)	2,834	-	(4,637)

Net income	$109,287	$283,513	$5,970	$(289,483)	$109,287

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$78	$1,587,609	$18,076	$(48,007)	$1,557,756
Costs and expenses:
Operating salaries and benefits	-	879,017	9,085	-	888,102
Self insurance for workers’ compensation
and general and professional liability
insurance	470	43,567	487	-	44,524
Other operating costs	-	363,142	3,893	(48,025)	319,010
Center rent expense	-	72,539	(2,127)	-	70,412
General and administrative expenses(1)	65,991	38,777	17	-	104,785
Depreciation and amortization	3,947	25,214	2,057	-	31,218
Provision for losses on accounts receivable	-	8,676	306	-	8,982
Interest, net	32,170	7,761	4,416	-	44,347
Loss on extinguishment of debt	3,173	-	-	-	3,173
Loss on sale of assets, net	-	24	-	-	24
Income from investment in subsidiaries	(150,890)	-	-	150,890	-
Total costs and expenses	(45,139)	1,438,717	18,134	102,865	1,514,577

Income (loss) before income taxes and
discontinued operations	45,217	148,892	(58)	(150,872)	43,179
Income tax benefit	(11,458)	-	-	544	(10,914)
Income (loss) from continuing operations	56,675	148,892	(58)	(151,416)	54,093

Discontinued operations:
Income from discontinued
operations, net	1,035	2,012	1,079	(509)	3,617
(Loss) gain on disposal of discontinued
operations, net	(200)	(1,669)	1,467	202	(200)
Income (loss) on discontinued operations, net	835	343	2,546	(307)	3,417

Net income	$57,510	$149,235	$2,488	$(151,723)	$57,510

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$30,334	$71,832	$6,742	$-	$108,908

Cash flows from investing activities:
Capital expenditures	(3,167)	(50,708)	(437)	-	(54,312)
Purchase of lease real estate	-	(3,275)	-	-	(3,275)
Proceeds from sale of assets held for sale	-	2,174	-	-	2,174
Acquisitions	-	(14,936)	-	-	(14,936)
Net cash used for investing activities	(3,167)	(66,745)	(437)	-	(70,349)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,822	-	-	20,822
Principal repayments of long-term debt and capital lease obligations	(17,334)	(24,202)	(4,756)	-	(46,292)
Payment to non-controlling interest	-	-	(311)	-	(311)
Distribution to non-controlling interest	-	-	(549)	-	(549)
Proceeds from issuance of common stock	101	-	-	-	101
Net cash used for financing activities	(17,233)	(3,380)	(5,616)	-	(26,229)
Net (decrease) increase in cash and cash equivalents	9,934	1,707	689	-	12,330
Cash and cash equivalents at beginning of period	72,529	17,952	1,672	-	92,153
Cash and cash equivalents at end of period	$82,463	$19,659	$2,361	$-	$104,483

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2008
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$44,955	$37,135	$6,097	$-	$88,187

Cash flows from investing activities:
Capital expenditures	(1,960)	(40,304)	(279)	-	(42,543)
Purchase of leased real estate	-	(8,956)	-	-	(8,956)
Proceeds from sale of assets held for sale	-	18,354	-	-	18,354
Acquisitions	-	(7,633)	(4,101)	-	(11,734)
Insurance proceeds received	628	-	-	-	628
Net cash used for investing activities	(1,332)	(38,539)	(4,380)	-	(44,251)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,290	-	-	20,290
Principal repayments of long-term debt and capital lease obligations	(3,808)	(24,481)	(1,338)	-	(29,627)
Payment to non-controlling interest	-	-	(418)	-	(418)
Distribution to non-controlling interest	-	-	(353)	-	(353)
Proceeds from issuance of common stock	2,493	-	-	-	2,493
Net cash used for financing activities	(1,315)	(4,191)	(2,109)	-	(7,615)
Net (decrease) increase in cash and cash equivalents	42,308	(5,595)	(392)	-	36,321
Cash and cash equivalents at beginning of period	30,221	23,547	2,064	-	55,832
Cash and cash equivalents at end of period	$72,529	$17,952	$1,672	$-	$92,153

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2007
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash (used for) provided by operating activities	$(34,392)	$122,199	$(3,970)	$-	$83,837

Cash flows from investing activities:
Capital expenditures	(3,642)	(29,368)	(440)	-	(33,450)
Purchase of lease real estate	7,487	(63,949)	-	-	(56,462)
Proceeds from sale of assets held for sale	3,851	3,238	500	-	7,589
Acquisitions	(367,757)	(697)	-	-	(368,454)
Net cash (used for) provided by investing activities	(360,061)	(90,776)	60	-	(450,777)

Cash flows from financing activities:
Net repayments under Credit Agreement	(9,994)	-	-	-	(9,994)
Borrowings of long-term debt	324,142	10,404	12,454	-	347,000
Principal repayments of long-term debt and capital lease obligations	(18,338)	(29,560)	(6,611)	-	(54,509)
Payment to non-controlling interest	-	-	(657)	-	(657)
Distribution to non-controlling interest	-	(57)	-	-	(57)
Proceeds from issuance of common stock	1,459	-	-	-	1,459
Deferred financing costs	(18,045)	-	-	-	(18,045)
Release of third party collateral	25,640	-	-	-	25,640
Net cash provided by (used for) financing activities	304,864	(19,213)	5,186	-	290,837
Net (decrease) increase in cash and cash equivalents	(89,589)	12,210	1,276	-	(76,103)
Cash and cash equivalents at beginning of period	119,810	11,337	788	-	131,935
Cash and cash equivalents at end of period	$30,221	$23,547	$2,064	$-	$55,832

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

The following tables reflect unaudited quarterly financial data for fiscal years 2009 and 2008 (in thousands, except per share data):

	For the Year Ended
	December 31, 2009 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$474,064	$470,893	$468,713	$468,129	$1,881,799

Income from continuing operations	$9,678	$10,389	$10,811	$11,602	$42,480
Loss from discontinued operations	$(1,003)	$(731)	$(715)	$(1,359)	$(3,809)

Net income	$8,675	$9,658	$10,096	$10,243	$38,671

Basic earnings per common and
common equivalent share:
Income from continuing operations	$0.22	$0.24	$0.25	$0.27	$0.97
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.04)	(0.09)
Net income	$0.20	$0.22	$0.23	$0.23	$0.88

Diluted earnings per common and
common equivalent share:
Income from continuing operations	$0.22	$0.24	$0.25	$0.26	$0.97
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)	(0.09)
Net income	$0.20	$0.22	$0.23	$0.23	$0.88

Weighted average number of
common and common equivalent
shares outstanding:
Basic	43,944	43,923	43,851	43,643	43,841
Diluted	44,602	44,015	43,960	43,872	43,963

1

	For the Year Ended
	December 31, 2008 (1)(2)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$466,796	$455,757	$450,756	$450,194	$1,823,503

Income from continuing operations (3)	$83,826	$9,421	$12,602	$8,075	$113,924
(Loss) income from discontinued operations	$(1,405)	$(817)	$(2,917)	$502	$(4,637)

Net income	$82,421	$8,604	$9,685	$8,577	$109,287

Basic earnings per common and
common equivalent share:
Income from continuing operations	$1.92	$0.22	$0.29	$0.19	$2.63
(Loss) income from discontinued operations	(0.03)	(0.02)	(0.07)	0.01	(0.11)
Net income	$1.89	$0.20	$0.22	$0.20	$2.52

Diluted earnings per common and
common equivalent share:
Income from continuing operations	$1.91	$0.21	$0.29	$0.18	$2.59
(Loss) income from discontinued operations	(0.03)	(0.02)	(0.07)	0.01	(0.10)
Net income	$1.88	$0.19	$0.22	$0.19	$2.49

Weighted average number of
common and common equivalent
shares outstanding:
Basic	43,602	43,468	43,188	43,067	43,331
Diluted	43,873	44,478	43,928	44,474	43,963

(1)
We have reclassified all activity related to entities whose operations were divested or identified for disposal for the years ended December 31, 2009 and 2008 to discontinued operations.  Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and income (loss) on discontinued operations will not reflect the amounts reported previously in our Quarterly Reports on Form 10-Q filed with the SEC.  However, net income remains the same.

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

2

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)

INSURANCE RESERVES

Activity in our insurance reserves as of and for the three months ending December 31, 2009 and 2008 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of September 30, 2008	$81,980	$63,763	$145,743
Current year provision, continuing operations	7,607	7,554	15,161
Current year provision, discontinued operations	45	13	58
Prior year reserve adjustments, continuing operations	3,550	-	3,550
Prior year reserve adjustments, discontinued operations	750	-	750
Claims paid, continuing operations	(5,816)	(3,213)	(9,029)
Claims paid, discontinued operations	(659)	(932)	(1,591)
Amounts paid for administrative services and other	(175)	(597)	(772)
Balance as of December 31, 2008	$87,282	$66,588	$153,870

Balance as of September 30, 2009	$90,007	$65,554	$155,561
Current year provision, continuing operations	6,942	7,263	14,205
Current year provision, discontinued operations	434	158	592
Prior year reserve adjustments, continuing operations	2,200	1,720	3,920
Prior year reserve adjustments, discontinued operations	300	230	530
Claims paid, continuing operations	(4,045)	(4,901)	(8,946)
Claims paid, discontinued operations	(635)	(680)	(1,315)
Amounts paid for administrative services and other	(273)	(1,838)	(2,111)
Balance as of December 31, 2009	$94,930	$67,506	$162,436

3

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Additions		Balance at
	Beginning	Costs and	Charged to	Deductions	End of
Description	of Period	Expenses(1)	Other Accounts(2)	Other(3)	Period
Year ended December 31, 2009
Allowance for doubtful accounts	$44,830	$21,196	$214	$(10,838)	$55,402
Other receivables reserve (4)	$1,077	$105	$-	$-	$1,182
Allowance for deferred tax assets	$34,321	$-	$-	$(6,749)	$27,572

Year ended December 31, 2008
Allowance for doubtful accounts	$42,144	$15,283	$180	$(12,777)	$44,830
Other receivables reserve (4)	$1,587	$-	$-	$(510)	$1,077
Allowance for deferred tax assets	$132,905	$-	$13,945	$(112,529)	$34,321

Year ended December 31, 2007
Allowance for doubtful accounts	$24,866	$10,345	$19,011	$(12,078)	$42,144
Other receivables reserve (4)	$3,064	$273	$-	$(1,750)	$1,587
Allowance for deferred tax assets	$185,473	$-	$22,750	$(75,318)	$132,905

(1)
Charges included in (adjustment) provision for losses on accounts receivable of $(1), $1,176, and $1,363 for the years ended December 31, 2009, 2008, and 2007, respectively, related to discontinued operations.  The year ended December 31, 2007 also included a recovery of $2.3 million as a result of an indemnification claim relating to a 2005 acquisition.

(2)	Column C primarily represents increases that resulted from acquisition activity (see Note 6 – “Acquisitions”).

(3)	Column D primarily represents write offs and recoveries of receivables that have been fully reserved or releases of valuation allowance on deferred tax assets (see Note 10 – “Income Taxes”).

(4)
The other receivables reserve is classified in prepaid and other assets on our consolidated balance sheets.  Other receivables, net of reserves, were $4,943, $5,599, and $1,635 as of December 31, 2009, 2008 and 2007, respectively.

4