Form 10-Q
period 2010-03-31
SUN HEALTHCARE GROUP INC
filed 2010-04-29
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of April 27, 2010, there were 43,592,519 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of March 31, 2010
	As of December 31, 2009

	Consolidated Income Statements (unaudited)	5
	For the three months ended March 31, 2010 and 2009

	Consolidated Statements of Cash Flows (unaudited)	6
	For the three months ended March 31, 2010 and 2009

	Notes to Consolidated Financial Statements (unaudited)	7-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	37

Signature		37

References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information provided in this Quarterly Report on Form 10-Q (this “10-Q”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs, the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution investors that any forward-looking statements made by us herein are not guarantees of future performance and that investors should not place undue reliance on any of such forward-looking statements, which speak only as of the date of this report.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements. You should also carefully consider the risks described in this 10-Q (see Part II, Item 1(A)) and in our 2009 Annual Report on Form 10-K (see Item 1A – “Risk Factors”).  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	March 31, 2010	December 31, 2009
		(Note 1)
Current assets:
Cash and cash equivalents	$102,453	$104,483
Restricted cash	25,186	24,034
Accounts receivable, net of allowance for doubtful accounts of $59,097
and $55,402 at March 31, 2010 and December 31, 2009, respectively	220,627	220,319
Prepaid expenses and other assets	17,679	21,757
Deferred tax assets	69,679	68,415

Total current assets	435,624	439,008

PrProperty and equipment, net	622,263	622,682
Intangible assets, net	52,432	53,931
Goodwill	338,364	338,296
Restricted cash, non-current	3,321	3,317
Deferred tax assets	102,799	108,999
Other assets	5,097	4,961
Total assets	$1,559,900	$1,571,194

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31, 2010	December 31, 2009
		(Note 1)
Current liabilities:
Accounts payable	$45,679	$57,109
Accrued compensation and benefits	67,377	58,953
Accrued self-insurance obligations, current portion	45,703	45,661
Income taxes payable	628	-
Other accrued liabilities	58,995	55,265
Current portion of long-term debt and capital lease obligations	27,076	46,416

Total current liabilities	245,458	263,404

Accrued self-insurance obligations, net of current portion	123,943	121,948
Long-term debt and capital lease obligations, net of current portion	652,528	654,132
Unfavorable lease obligations, net	11,948	12,663
Other long-term liabilities	64,836	69,983

Total liabilities	1,098,713	1,122,130

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, zero shares issued and outstanding as of
March 31, 2010 and December 31, 2009		-
Common stock of $.01 par value, authorized 125,000,000
shares, 43,769,054 and 43,764,240 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	438	438
Additional paid-in capital	656,616	655,667
Accumulated deficit	(193,814)	(204,012)
Accumulated other comprehensive loss, net	(2,053)	(3,029)
Total stockholders' equity	461,187	449,064
Total liabilities and stockholders' equity	$1,559,900	$1,571,194

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	March 31, 2010	March 31, 2009

Total net revenues	$473,255	$468,129
Costs and expenses:
Operating salaries and benefits	267,034	262,909
Self-insurance for workers’ compensation and general and
professional liability insurance	14,538	14,653
Operating administrative expenses	12,289	12,577
Other operating costs	97,480	95,779
Center rent expense	18,552	18,363
General and administrative expenses	15,266	16,750
Depreciation and amortization	12,446	10,723
Provision for losses on accounts receivable	5,878	3,988
Interest, net of interest income of $90 and $108, respectively	11,977	12,726
Total costs and expenses	455,460	448,468

Income before income taxes and discontinued operations	17,795	19,661
Income tax expense	7,296	8,059
Income from continuing operations	10,499	11,602

Discontinued operations:
Loss from discontinued operations, net of related taxes	(301)	(1,051)
Loss on disposal of discontinued operations, net of
related taxes	-	(308)
Loss from discontinued operations, net	(301)	(1,359)

Net income	$10,198	$10,243

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.24	$0.27
Loss from discontinued operations, net	(0.01)	(0.04)
Net income	$0.23	$0.23

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.24	$0.26
Loss from discontinued operations, net	(0.01)	(0.03)
Net income	$0.23	$0.23

Weighted average number of common and common
equivalent shares outstanding:
Basic	44,033	43,643
Diluted	44,183	43,872

See accompanying notes.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the
	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$10,198	$10,243
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	12,446	10,723
Amortization of favorable and unfavorable lease intangibles	(474)	(401)
Provision for losses on accounts receivable	6,014	3,987
Loss on sale of assets, including discontinued
operations, net	-	523
Stock-based compensation expense	1,393	1,268
Deferred taxes	4,936	6,174
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,322)	(10,068)
Restricted cash	(1,156)	8,106
Prepaid expenses and other assets	4,283	154
Accounts payable	(5,859)	(3,536)
Accrued compensation and benefits	8,424	4,273
Accrued self-insurance obligations	2,037	907
Income taxes payable	628	-
Other accrued liabilities	2,470	4,743
Other long-term liabilities	(955)	297
Net cash provided by operating activities	38,063	37,393

Cash flows from investing activities:
Capital expenditures	(17,058)	(11,865)
Proceeds from sale of assets held for sale	-	2,174
Net cash used for investing activities	(17,058)	(9,691)

Cash flows from financing activities:
Principal repayments of long-term debt and capital lease
obligations	(20,941)	(19,612)
Payment to non-controlling interest	(2,025)	(311)
Distribution to non-controlling interest	(69)	-
Proceeds from issuance of common stock	-	13
Net cash used for financing activities	(23,035)	(19,910)

Net increase in cash and cash equivalents	(2,030)	7,792
Cash and cash equivalents at beginning of period	104,483	92,153
Cash and cash equivalents at end of period	$102,453	$99,945

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 205 healthcare centers in 25 states as of March 31, 2010.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at March 31, 2010, and our consolidated results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued revised guidance for disclosures of fair value measurements.  The guidance requires additional disclosures regarding transfers between defined categories of  quality and reliability and prescribes a rollforward of activity in the lowest category (i.e. Level 3).  Disclosures regarding transfers are required beginning January 1, 2010 and the Level 3 rollforward is to be disclosed in reporting periods beginning after December 15, 2010.  Since we had no transfers between categories, the additional disclosures are not applicable to us for the periods presented.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 financial statement presentation.  Primarily, we have reclassified the results of operations of one divested center (see Note 4 – “Discontinued Operations”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2010	December 31, 2009

Revolving credit facility	$-	$-
Mortgage notes payable due at various dates through 2047, interest at rates from 2.3% to 11.6%, collateralized by the carrying values of
various centers totaling approximately $200,000 (1)	169,475	170,608
Term loans	309,380	329,107
Senior subordinated notes	200,000	200,000
Capital leases	749	833
Total long-term obligations	679,604	700,548
Less amounts due within one year	(27,076)	(46,416)
Long-term obligations, net of current portion	$652,528	$654,132

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding premiums, as of March 31, 2010, were as follows (in thousands):

For the twelve months ending March 31:
2010	$27,076
2011	41,668
2012	6,476
2013	36,693
2014	299,303
Thereafter	267,715
$678,931

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The interest rate swap agreements qualify for hedge accounting treatment and have been designated as cash flow hedges.  Hedge effectiveness testing for the three months ended March 31, 2010 and 2009 indicates that the swaps are highly effective hedges, and as such, there is no amount related to hedging ineffectiveness to expense.  We do not anticipate our 2010 other comprehensive loss to be reclassified into earnings within the next year.

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swap	Other Long-Term		Other Long-Term
agreements	Liabilities	$3,422	Liabilities	$5,048

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended March 31 is as follows (in thousands):

			Gain/(Loss) Reclassified from
	Amount of Income/(Loss) in		Accumulated Other Comprehensive
	Other Comprehensive Income/(Loss)		Loss to Income (ineffective portion)
	2010	2009	2010	2009
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$976	$(69)	$-	$-

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$102,453	$102,453	$104,483	$104,483
Restricted cash	$28,507	$28,507	$27,351	$27,351
Long-term debt and capital lease obligations,
including current portion	$679,604	$553,252	$700,548	$574,770
Interest rate swap agreements	$3,422	$3,422	$5,048	$5,048

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At March 31, 2010 and December 31, 2009, the fair value of our long-term debt, including current maturities, and our interest rate swap agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

GAAP establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The applicable guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	March 31, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$40,089	$35,037	$5,052
Restricted cash – money market funds	$1,275	$1,275	$-
Interest rate swap agreements – liability	$3,422	$-	$3,422

	December 31, 2009
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$36,480	$31,429	$5,051
Restricted cash – money market funds	$1,275	$1,275	$-
Interest rate swap agreements – liability	$5,048	$-	$5,048

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

In October 2009, we transferred operations of a leased assisted living center in Utah to an outside party, whose results have been reclassified to discontinued operations for all periods presented.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	March 31, 2010
	Inpatient
	Services	Other	Total

Net operating revenues	$1	$-	$1

Loss from discontinued operations, net (1)	$(289)	$(12)	$(301)
Loss on disposal of discontinued operations, net (2)	-	-	-
Loss from discontinued operations, net	$(289)	$(12)	$(301)

(1) Net of related tax benefit of $209
(2) No related tax benefit

	For the Three Months Ended
	March 31, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$210	$-	$210

Loss from discontinued operations, net (1)	$(1,044)	$(7)	$(1,051)
Loss on disposal of discontinued operations, net (2)	(279)	(29)	(308)
Loss from discontinued operations, net	$(1,323)	$(36)	$(1,359)

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

Activity in our insurance reserves as of and for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2009	$87,282	$66,588	$153,870
Current year provision, continuing operations	7,240	7,419	14,659
Current year provision, discontinued operations	306	155	461
Claims paid, continuing operations	(4,234)	(5,217)	(9,451)
Claims paid, discontinued operations	(936)	(835)	(1,771)
Amounts paid for administrative services and other	(1,362)	(1,900)	(3,262)
Balance as of March 31, 2009	$88,296	$66,210	$154,506

Balance as of January 1, 2010	$94,930	$67,506	$162,436
Current year provision, continuing operations	7,384	7,154	14,538
Claims paid, continuing operations	(4,219)	(4,609)	(8,828)
Claims paid, discontinued operations	(563)	(579)	(1,142)
Amounts paid for administrative services and other	(850)	(1,696)	(2,546)
Balance as of March 31, 2010	$96,682	$67,776	$164,458

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

    A summary of the assets and liabilities related to insurance risks at March 31, 2010 and December 31, 2009 is as indicated (in thousands):

	March 31, 2010				December 31, 2009
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,378	$12,350	$15,728	|	$3,406	$12,013	$15,419
Non-current	-	-	-	|	-	-	-
Total	$3,378	$12,350	$15,728	|	$3,406	$12,013	$15,419
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$20,679	$19,836	$40,515	|	$20,369	$20,119	$40,488
Non-current	76,003	47,940	123,943	|	74,561	47,387	121,948
Total	$96,682	$67,776	$164,458	|	$94,930	$67,506	$162,436

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash above excludes $12,779 and $11,932  at March 31, 2010 and December 31, 2009, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities above exclude $5,188 and $5,173 at March 31, 2010 and December 31, 2009, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $60,291 for workers’ compensation, as of March 31, 2010, and $250 and $53,191 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2009.

(6)  Income Taxes

The provision for income taxes of $7.3 million for the three months ended March 31, 2010 results in an effective rate of approximately 41%.  This rate differs from the statutory tax rate of 35% primarily due to state taxes.  The provision for income taxes of $8.1 million for the three months ended March 31, 2009 also resulted in an effective tax rate of approximately 41%.

During the second quarter of 2009, the Internal Revenue Service commenced an examination of the tax returns for 2006 and the short-period ended April 19, 2007 of a business we acquired in 2007.  At this time, we are unable to determine what impact, if any, this examination will have on our financial statements.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The remaining valuation allowance of $27.6 million at March 31, 2010 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

The Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $25.1 million, which includes approximately $14.6 million due to a significant acquisition in 2007. Accordingly, our net operating loss, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $107.6 million of NOLs which can be used to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

offset U.S. taxable income in 2010. Considering annual IRC Section 382 limitations and built-in gains, we have a total of $226.1 million of utilizable NOL carryforwards to offset taxable income in 2010 and future years.

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

(8)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.  Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  More complete descriptions and accounting policies of the segments are described in Note 14 – “Segment Information” and  Note 2 – “Summary of Significant Accounting Policies” of our 2009 Form 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

    The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
March 31, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$420,528	$29,362	$23,357	$8	$-	$473,255

Intersegment revenues	-	21,154	143	-	(21,297)	-

Total revenues	420,528	50,516	23,500	8	(21,297)	473,255

Operating salaries and benefits	208,171	41,699	17,164	-	-	267,034

Self-insurance for workers’
compensation and general and
professional liability insurance	13,741	429	307	61	-	14,538

Other operating costs	113,491	1,818	3,468	-	(21,297)	97,480

General and administrative expenses	9,480	2,159	650	15,266	-	27,555

Provision for losses on accounts
receivable	5,579	259	40	-	-	5,878

Segment operating income (loss)	$70,066	$4,152	$1,871	$(15,319)	$-	$60,770

Center rent expense	18,219	123	210	-	-	18,552

Depreciation and amortization	11,279	153	180	834	-	12,446

Interest, net	2,812	-	(1)	9,166	-	11,977

Net segment income (loss)	$37,756	$3,876	$1,482	$(25,319)	$-	$17,795

Identifiable segment assets	$1,189,083	$17,519	$24,208	$857,041	$(528,438)	$1,559,413

Goodwill	$333,756	$75	$4,533	$-	$-	$338,364

Segment capital expenditures	$16,136	$119	$113	$690	$-	$17,058

______________________________________

General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
March 31, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$415,235	$25,516	$27,374	$4	$-	$468,129

Intersegment revenues	-	18,216	560	-	(18,776)	-

Total revenues	415,235	43,732	27,934	4	(18,776)	468,129

Operating salaries and benefits	207,027	36,189	19,693	-	-	262,909

Self-insurance for workers’
compensation and general and
professional liability insurance	13,644	535	372	102	-	14,653

Other operating costs	108,309	1,790	4,456	-	(18,776)	95,779

General and administrative expenses	9,864	1,916	797	16,750	-	29,327

Provision for losses on accounts
receivable	3,657	171	160	-	-	3,988

Segment operating income (loss)	$72,734	$3,131	$2,456	$(16,848)	$-	$61,473

Center rent expense	18,004	115	244	-	-	18,363

Depreciation and amortization	9,728	128	190	677	-	10,723

Interest, net	3,209	(1)	1	9,517	-	12,726

Net segment income (loss)	$41,793	$2,889	$2,021	$(27,042)	$-	$19,661

Identifiable segment assets	$1,152,042	$15,020	$27,359	$874,452	$(528,445)	$1,540,428

Goodwill	$322,349	$75	$4,533	$-	$-	$326,957

Segment capital expenditures	$11,426	$135	$41	$263	$-	$11,865

______________________________________

General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

      We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items.  There were no items to reconcile net segment income to income before income taxes and discontinued operations for either period presented herein.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$87,049	$13,197	$2,207	$-	$102,453
Restricted cash	15,728	5,681	3,777	-	25,186
Accounts receivable, net	-	218,397	2,240	(10)	220,627
Prepaid expenses and other assets	4,163	14,746	585	(1,815)	17,679
Deferred tax assets	-	72,066	1,250	(3,637)	69,679
Total current assets	106,940	324,087	10,059	(5,462)	435,624
Property and equipment, net	9,052	546,955	66,256	-	622,263
Intangible assets, net	31,577	16,534	2,824	1,497	52,432
Goodwill	-	334,407	3,957	-	338,364
Restricted cash, non-current	2,974	347	-	-	3,321
Other assets	454	4,723	9	(89)	5,097
Deferred tax assets	14,264	99,938	-	(11,403)	102,799
Intercompany balances	273,547	-	5,085	(278,632)	-
Investment in subsidiaries	666,103	-	-	(666,103)	-
Total assets	$1,104,911	$1,326,991	$88,190	$(960,192)	$1,559,900

Current liabilities:
Accounts payable	$12,702	$32,396	$591	$(10)	$45,679
Accrued compensation and benefits	5,304	60,956	1,117	-	67,377
Accrued self-insurance obligations, current	4,037	41,666	-	-	45,703
Income taxes payable	628	-	-	-	628
Other accrued liabilities	15,330	39,640	4,025	-	58,995
Deferred tax liability	3,637	-	-	(3,637)	-
Current portion of long-term debt	3,165	18,368	5,543	-	27,076
Total current liabilities	44,803	193,026	11,276	(3,647)	245,458
Accrued self-insurance obligations, net of current	50,195	73,319	429	-	123,943
Deferred tax liability	-	-	11,403	(11,403)	-
Long-term debt, net of current	506,743	87,247	58,538	-	652,528
Unfavorable lease obligations, net	-	13,445	-	(1,497)	11,948
Intercompany balances	-	277,542	-	(277,542)	-
Other long-term liabilities	41,983	22,853	-	-	64,836
Total liabilities	643,724	667,432	81,646	(294,089)	1,098,713

Stockholders’ equity:
Common stock	438	-	-	-	438
Additional paid-in capital	656,616	-	-	-	656,616
Accumulated deficit	(193,814)	659,559	6,544	(666,103)	(193,814)
Accumulated other comprehensive loss	(2,053)	-	-	-	(2,053)
Total stockholders' equity	461,187	659,559	6,544	(666,103)	461,187
Total liabilities and stockholders' equity	$1,104,911	$1,326,991	$88,190	$(960,192)	$1,559,900

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$9	$486,738	$7,805	$(21,297)	$473,255
Costs and expenses:
Operating salaries and benefits	-	262,693	4,341	-	267,034
Self-insurance for workers’ compensation and
general and professional liability insurance	61	14,282	195	-	14,538
General and administrative expenses (1)	15,637	11,918	-	-	27,555
Other operating costs	-	117,090	1,687	(21,297)	97,480
Center rent expense	-	18,345	207	-	18,552
Depreciation and amortization	834	11,009	603	-	12,446
Provision for losses on accounts receivable	-	5,791	87	-	5,878
Interest, net	9,044	1,842	1,091	-	11,977
Income from investment in subsidiaries	(25,282)	-	-	25,282	-
Total costs and expenses	294	442,970	8,211	3,985	455,460

(Loss) income before income taxes and
discontinued operations	(285)	43,768	(406)	(25,282)	17,795
Income tax (benefit) expense	(10,483)	17,945	(166)	-	7,296
Income (loss) from continuing operations	10,198	25,823	(240)	(25,282)	10,499

Discontinued operations:
Loss from discontinued operations, net	-	(275)	(26)	-	(301)
(Loss) gain on disposal of discontinued
operations, net	-	-	-	-	-
Loss on discontinued operations, net	-	(275)	(26)	-	(301)

Net income (loss)	$10,198	$25,548	$(266)	$(25,282)	$10,198

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$4	$479,714	$7,187	$(18,776)	$468,129
Costs and expenses:
Operating salaries and benefits	-	258,898	4,011	-	262,909
Self-insurance for workers’ compensation and
general and professional liability insurance	102	14,392	159	-	14,653
General and administrative expenses (1)	17,121	12,206	-	-	29,327
Other operating costs	-	112,768	1,787	(18,776)	95,779
Center rent expense	-	18,846	(483)	-	18,363
Depreciation and amortization	676	9,469	578	-	10,723
Provision for losses on accounts receivable	-	3,880	108	-	3,988
Interest, net	9,377	2,231	1,118	-	12,726
Income from investment in subsidiaries	(26,333)	-	-	26,333	-
Total costs and expenses	943	432,690	7,278	7,557	448,468

(Loss) income before income taxes and
discontinued operations	(939)	47,024	(91)	(26,333)	19,661
Income tax (benefit) expense	(11,182)	19,278	(37)	-	8,059
Income from continuing operations	10,243	27,746	(54)	(26,333)	11,602

Discontinued operations:
(Loss) income from discontinued operations, net	-	(828)	(223)	-	(1,051)
(Loss) gain on disposal of discontinued
operations, net	-	(522)	214	-	(308)
(Loss) income on discontinued operations, net	-	(1,350)	(9)	-	(1,359)

Net income	$10,243	$26,396	$(63)	$(26,333)	$10,243

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$25,003	$10,684	$2,376	$-	$38,063

Cash flows from investing activities:
Capital expenditures	(690)	(16,254)	(114)	-	(17,058)
Net cash used for investing activities	(690)	(16,254)	(114)	-	(17,058)

Cash flows from financing activities:
Principal repayments of long-term debt and capital
lease obligations	(19,727)	(892)	(322)	-	(20,941)
Payment to non-controlling interest	-	-	(2,025)	-	(2,025)
Distribution to non-controlling interest	-	-	(69)	-	(69)
Net cash used for financing activities	(19,727)	(892)	(2,416)	-	(23,035)
Net increase (decrease) in cash and cash equivalents	4,586	(6,462)	(154)	-	(2,030)
Cash and cash equivalents at beginning of period	82,463	19,659	2,361	-	104,483
Cash and cash equivalents at end of period	$87,049	$13,197	$2,207	$-	$102,453

For the Three Months Ended March 31, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$25,816	$7,335	$4,242	$-	$37,393

Cash flows from investing activities:
Capital expenditures	(260)	(11,539)	(66)	-	(11,865)
Proceeds from sale of assets held for sale	-	2,174	-	-	2,174
Net cash used for investing activities	(260)	(9,365)	(66)	-	(9,691)

Cash flows from financing activities:
Principal repayments of long-term debt and capital
lease obligations	(14,798)	(955)	(3,859)	-	(19,612)
Distribution to non-controlling interest	-	-	(311)	-	(311)
Proceeds from issuance of common stock	13	-	-	-	13
Net cash used for financing activities	(14,785)	(955)	(4,170)	-	(19,910)
Net increase (decrease) in cash and cash equivalents	10,771	(2,985)	6	-	7,792
Cash and cash equivalents at beginning of period	72,529	17,952	1,672	-	92,153
Cash and cash equivalents at end of period	$83,300	$14,967	$1,678	$-	$99,945

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 183 skilled nursing centers, 14 assisted and independent living centers and eight mental health centers with 23,205 licensed beds located in 25 states as of March 31, 2010. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

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

The following table sets forth the revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the
	Three Months Ended
Sources of Revenues	March 31, 2010		March 31, 2009

Consolidated:
Medicaid	$189,324	40.0%	$181,451	38.7%
Medicare	142,181	30.0	141,876	30.3
Private pay and other	117,337	24.8	118,393	25.4
Managed care and commercial insurance	24,413	5.2	26,409	5.6
Total	$473,255	100.0%	$468,129	100.0%

Inpatient Only:
Medicaid	$189,287	45.0%	$181,410	43.7%
Medicare	137,722	32.7	137,864	33.2
Private pay and other	69,386	16.6	69,694	16.8
Managed care and commercial insurance	24,133	5.7	26,267	6.3
Total	$420,528	100.0%	$415,235	100.0%

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

In addition to the changes that affect the 2010 federal fiscal year, the rule also contains provisions for the 2011 federal fiscal year, which commences on October 1, 2010.  A portion of the published provisions for the 2011 federal fiscal year was changed as part of the recent healthcare reform.  We are not able to predict what changes will occur but are able to confirm that CMS has determined that the changes will be budget neutral.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the
Three Months Ended
March 31, 2010	March 31, 2009
$465.96	$450.41

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception to this limit is in place for patients residing in skilled nursing centers until December 31, 2010.   In addition, therapy rates are calculated using the Physicians Fee Schedule, for which rates are subject to a reduction of 21.3% based on a statutory formula.  Congress has repeatedly eliminated this exception in prior years and has eliminated it through May 31 in the current year. Legislation is currently pending in Congress to extend the elimination of the reduction.  If the exception is not extended, revenues from therapy services provided to our residents and residents of non-affiliated nursing and assisted living centers in which we provide therapy services will be adversely affected.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the
Three Months Ended
March 31, 2010	March 31, 2009
$173.07	$168.71

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the
Three Months Ended
March 31, 2010	March 31, 2009
$159.61	$158.60

Managed Care and Insurance

During the three months ended March 31, 2010, we received 5.2% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the
Three Months Ended
March 31, 2010	March 31, 2009
$363.84	$373.93

Private Payors, Veterans and Other

During the three months ended March 31, 2010, we received 24.8% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

For the
Three Months Ended
March 31, 2010	March 31, 2009
$189.66	$178.93
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Total net revenues	$473,255	$468,129	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	267,034	262,909	56.4	56.1
Self-insurance for workers’ compensation and
general and professional liabilities	14,538	14,653	3.1	3.1
Other operating costs (1)	109,769	108,356	23.2	23.2
Center rent expense	18,552	18,363	3.9	3.9
General and administrative expenses	15,266	16,750	3.2	3.6
Depreciation and amortization	12,446	10,723	2.7	2.3
Provision for losses on accounts receivable	5,878	3,988	1.2	0.9
Interest, net	11,977	12,726	2.5	2.7
Income before income taxes and discontinued
operations	17,795	19,661	3.8	4.2
Income tax expense	7,296	8,059	1.5	1.7
Income from continuing operations	10,499	11,602	2.3	2.5
Loss from discontinued operations, net	(301)	(1,359)	(0.1)	(0.3)
Net income	$10,198	$10,243	2.2%	2.2%

Supplemental Financial Information:
EBITDA	$42,218	$43,110	8.9%	9.2%
EBITDAR	$60,770	$61,473	12.8%	13.1%

(1)   Operating administrative expenses are included in “other operating costs” above.

(2)  We define EBITDA as net income before loss (gain) on discontinued operations, interest expense (net of interest income), income tax expense (benefit), depreciation and amortization.  EBITDA margin is EBITDA as a percentage of revenue.

EBITDAR is EBITDA before center rent expense.  EBITDAR margin is EBITDAR as a percentage of revenue. We believe that the presentation of EBITDA and EBITDAR provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.

Specifically, we believe that a presentation of EBITDA and EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods.  EBITDA and EBITDAR are two of the primary indicators we use for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. generally accepted accounting principles, or GAAP, expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA and EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.

In addition to other financial measures, including net segment income, we use EBITDA and EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated, segment and a center-by-center level.  EBITDA and EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes and depreciation and amortization

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

expense, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a center is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA and EBITDAR provides a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.

We also make capital allocations to each of our centers based on expected EBITDA returns and establish compensation programs and bonuses for our center-level employees that are based upon the achievement of pre-established EBITDA targets.

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA and  EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP.  As the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing our financial performance, EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by or used in operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Therefore, our EBITDA and EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and EBITDAR do not reflect any cash requirements for such replacements;

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

We compensate for these limitations by using EBITDA and EBITDAR only to supplement net income on a basis prepared in conformance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. We strongly encourage investors to consider net income determined under GAAP as compared to EBITDA and EBITDAR, and to perform their own analysis, as appropriate.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    The following table provides a reconciliation of our net income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA and EBITDAR for the three months ended March 31 (in thousands):

	2010	2009

Net income	$10,198	$10,243

Plus:
Loss from discontinued operations	301	1,359
Interest expense, net	11,977	12,726
Income tax expense	7,296	8,059
Depreciation and amortization	12,446	10,723
EBITDA	$42,218	$43,110

Plus:
Center rent expense	18,552	18,363
EBITDAR	$60,770	$61,473

The following discussion of the “Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009” is based, in part, on the financial information presented in Note 8 – “Segment Information” in our interim consolidated financial statements.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $5.2 million, or 1.1%, to $473.3 million for the three months ended March 31, 2010 from $468.1 million for the three months ended March 31, 2009. We reported net income for the three month periods ended March 31, 2010 and 2009 of $10.2 million each.

The increase in net revenues for the 2010 period included $5.3 million of additional revenue in our Inpatient Services segment primarily due to increases in rates from Medicare Part A and Medicaid, although the Medicaid rate increases were significantly offset by increased provider taxes.  Higher customer bases under our Medicaid,  managed care, commercial insurance and Medicare hospice programs, the October 2009 acquisition of a hospice company and a $6.8 million increase in revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes and billing rates, also contributed to the increase in net revenues.  This increase was partially offset by lower customer bases in our Medicare Part A and Part B, managed care and commercial insurance programs coupled with a $4.4 million decrease in revenue from our Medical Staffing segment, mainly due to a decrease in billable nursing hours.

Operating salaries and benefits increased $4.1 million, or 1.6%, to $267.0 million (56.4% of net revenues) for the three months ended March 31, 2010 from $262.9 million (56.1% of net revenues) for the three months ended March 31, 2009.  The increase resulted primarily from a $5.5 million increase in our Rehabilitation Therapy segment driven by increased service volume and wage rate increases and a $1.2 million increase in our Inpatient Services segment driven by health insurance costs and wage increases. These increases were offset by a $2.5 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the nurse staffing and pharmacy business.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $0.2 million, or 1.4%, to $14.5 million (3.1% of net revenues) for the three months ended March 31, 2010 from $14.7 million (3.1% of net revenues) for the three months ended March 31, 2009, primarily due to decreased exposures in our workers’ compensation programs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Other operating costs increased $1.4 million, or 1.3%, to $109.8 million (23.2% of net revenues) for the three months ended March 31, 2010 from $108.4 million (23.2% of net revenues) for the three months ended March 31, 2009.  The increase was primarily due to provider taxes and increased therapy costs in our Inpatient Services segment resulting from an increase in higher acuity patients requiring more rehabilitation therapy.

Center rent expense increased $0.2 million, or 1.1%, to $18.6 million (3.9% of net revenues) for the three months ended March 31, 2010 from $18.4 million (3.9% of net revenues) for the three months ended March 31, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

General and administrative expenses decreased $1.5 million, or 8.9%, to $15.3 million (3.2% of net revenues) for the three months ended March 31, 2010 from $16.8 million (3.6% of net revenues) for the three months ended March 31, 2009.  The decrease was primarily due to decreases in salaries and benefits resulting from restructuring efforts undertaken in 2009.

Depreciation and amortization increased $1.7 million, or 15.9%, to $12.4 million (2.7% of net revenues) for the three months ended March 31, 2010 from $10.7 million (2.3% of net revenues) for the three months ended March 31, 2009.  The increase was attributable to additional depreciation expense for property and equipment acquired during the period.

The provision for losses on accounts receivable increased $1.9 million, or 47.5%, to $5.9 million (1.2% of net revenues) for the three months ended March 31, 2010 from $4.0 million (0.9% of net revenues) for the three months ended March 31, 2009.  The increase resulted from increased credit risk associated with slower cash collections.

Net interest expense decreased $0.7 million, or 5.5%, to $12.0 million (2.5% of net revenues) for the three months ended March 31, 2010 from $12.7 million (2.7% of net revenues) for the three months ended March 31, 2009 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended March 31 (dollars in thousands):

	2010		2009

Inpatient Services	$420,528	88.8%	$415,235	88.7%
Rehabilitation Therapy Services	50,516	10.7	43,732	9.3
Medical Staffing Services	23,500	5.0	27,934	6.0
Corporate	8	-	4	-
Intersegment Eliminations	(21,297)	(4.5)	(18,776)	(4.0)

Total net revenues	$473,255	100.0%	$468,129	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended March 31 (in thousands):

	2010	2009

Rehabilitation Therapy Services	$21,154	$18,216
Medical Staffing Services	143	560
Total intersegment revenue	$21,297	$18,776

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    The following table sets forth the amount of net segment income for the three months ended March 31 (in thousands):

	2010	2009

Inpatient Services	$37,756	$41,793
Rehabilitation Therapy Services	3,876	2,889
Medical Staffing Services	1,482	2,021
Net segment income before Corporate	43,114	46,703
Corporate	(25,319)	(27,042)
Net segment income	$17,795	$19,661

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense and discontinued operations. Net segment income for the three months ended March 31, 2010 for (1) our Inpatient Services segment decreased $4.0 million, or 9.7%, to $37.8 million, (2) our Rehabilitation Therapy Services segment increased $1.0 million, or 34.2%, to $3.9 million and (3) our Medical Staffing Services segment decreased $0.5 million, or 26.7%, to $1.5 million in comparison to the three months ended March 31, 2009, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services

Net revenues increased $5.3 million, or 1.3%, to $420.5 million for the three months ended March 31, 2010 from $415.2 million for the three months ended March 31, 2009.  The increase was primarily the result of:

-
an increase of $8.2 million in Medicaid revenues consisting of $4.6 million related to improved rates, which were significantly offset by increased provider tax expense (as discussed below), and $3.6 million from an increase in customer base; and

-	a $5.2 million increase in hospice revenues resulting from an October 2009 acquisition of a hospice company and a higher customer base;

Offset in part by:

-
a decrease of $4.9 million in Medicare revenues as a result of a $8.4 million decrease in revenues due to a lower customer base and a $0.7 million decrease in Medicare Part B revenues, partially offset by a $4.2 million increase in revenues from higher Medicare Part A rates;

-
a $2.2 million decrease in managed care and commercial insurance revenues driven by lower customer base, which contributed $1.4 million of the decrease, and lower rates, which drove the remaining $0.8 million of the decrease; and

-	a $1.0 million decrease in private pay and other revenues, primarily resulting from lower customer base.

Operating salaries and benefits expenses increased $1.2 million, or 0.6%, to $208.2 million for the three months ended March 31, 2010 from $207.0 million for the three months ended March 31, 2009.  The increase was attributable to the following:

-	an increase of $1.8 million in health insurance expense; and

-	wage increases and related benefits and taxes of $1.0 million;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Offset in part by:

-	a decrease of $1.6 million in overtime pay.

Self-insurance for workers’ compensation and general and professional liability insurance increased $0.1 million, or 0.7%, to $13.7 million for the three months ended March 31, 2010 as compared to $13.6 million for the three months ended March 31, 2009, which was driven by increased exposures in our workers’ compensation programs.

Other operating costs increased $5.2 million, or 4.8%, to $113.5 million for the three months ended March 31, 2010 from $108.3 million for the three months ended March 31, 2009.  The increase was attributable to the following:

-	a $3.9 million increase in provider taxes;

-	a $1.1 million increase in contract labor driven by therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $0.7 million increase in purchased services primarily related to housekeeping contracts; and

-	a $0.6 million increase in legal fees;

Offset in part by:

-	a $0.4 million decrease in energy costs;

-	a $0.3 million additional cost savings due to vendor rebates;

-	a $0.2 million decrease in recruiting expenses;

-	a $0.1 million decrease in equipment rentals; and

-	a $0.1 million decrease in civil monetary penalties.

Operating administrative expenses decreased $0.4 million, or 4.0%, to $9.5 million for the three months ended March 31, 2010 from $9.9 million for the three months ended March 31, 2009, primarily due to lower aggregate salaries and benefits.

The provision for losses on accounts receivable increased $1.9 million, or 51.4%, to $5.6 million for the three months ended March 31, 2010 from $3.7 million for the three months ended March 31, 2009.  The increase resulted from increased credit risk associated with slower cash collections.

Center rent expense increased $0.2 million, or 1.1%, to $18.2 million for the three months ended March 31, 2010 from $18.0 million for the three months ended March 31, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

Depreciation and amortization increased $1.6 million, or 16.5%, to $11.3 million for the three months ended March 31, 2010 from $9.7 million for the three months ended March 31, 2009.  The increase was attributable to additional depreciation expense on property and equipment acquired during the period.

Net interest expense decreased $0.4 million, or 12.5%, to $2.8 million for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009.  The decrease is a result of lower interest rates and lower aggregate borrowings.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $6.8 million, or 15.6%, to $50.5 million for the three months ended March 31, 2010 from $43.7 million for the three months ended March 31, 2009. The revenue increase was the result of:

-	an increase of $5.2 million attributable to increased billable minutes, due in part to the addition of 17 new contracts, net of lost contracts;

-	an increase of $1.3 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix; and

-	an increase of $0.3 million in other revenue, primarily related to contract management fees.

Operating salaries and benefits expenses increased $5.5 million, or 15.2%, to $41.7 million for the three months ended March 31, 2010 from $36.2 million for the three months ended March 31, 2009.  The increase was primarily driven by the increase in service volume mentioned above coupled with wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $4.4 million, or 15.8%, to $23.5 million for the three months ended March 31, 2010 from $27.9 million for the three months ended March 31, 2009.  The decrease was primarily the result of:

-	a decrease of $1.1 million attributable to a decline in demand for our nurse staffing business;

-	a decrease of $1.0 million due to a decline in hours for therapy and pharmacy;

-	a decrease of $1.7 million related to closed offices; and

-	a decrease of $0.6 million due to lower fees earned from the temporary placement of physicians.

    Operating salaries and benefits expenses decreased $2.5 million, or 12.7%, to $17.2 million for the three months ended March 31, 2010 as compared to $19.7 million for the three months ended March 31, 2009.  The decrease in operating salaries and benefits is a direct result of the decline in staffing levels for our nurse staffing, therapy staffing and pharmacy businesses.

Corporate

General and administrative expenses not directly attributed to segments decreased $1.5 million, or 8.9%, to $15.3 million for the three months ended March 31, 2010 from $16.8 million for the three months ended March 31, 2009.  The decrease was primarily due to decreases in salaries and benefits resulting from restructuring efforts taken in 2009.

Interest expense

Interest expense not directly attributed to operating segments decreased $0.3 million, or 3.2%, to $9.2 million for the three months ended March 31, 2010 from $9.5 million for the three months ended March 31, 2009 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since March 31, 2009.

Liquidity and Capital Resources

There have been no material changes to our liquidity and capital resources since December 31, 2009.  For the three months ended March 31, 2010, our net income was $10.2 million.  As of March 31, 2010, our working capital was $190.2 million and we had cash and cash equivalents of $102.5 million, $679.6 million in borrowings and $50.0 million available under our revolving credit facility.  As of March 31, 2010, we were in compliance with the covenants contained in the credit

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

agreement governing the revolving credit facility and our term loan indebtedness, and the indenture governing our 9-1/8% Senior Subordinated Notes due 2015.

Based on current levels of operations, we believe that our operating cash flows (which were $38.1 million for the three months ended March 31, 2010 and $37.4 million for the three months ended March 31, 2009), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures,” scheduled debt service payments and our other commitments described in our 2009 Form 10-K in the table under “Obligations and Commitments” at least through the next twelve months.  We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.  Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed.  However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

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

Cash Flows

During the three months ended March 31, 2010, net cash provided by operating activities increased by $0.7 million as compared to the same period last year. This increase was the result of (i) our quarter-over-quarter increase in working capital changes of $2.9 million, driven by changes in accounts receivable, prepaid expenses and other assets, income taxes payable, accrued compensation and benefits and other accrued liabilities and (ii) a $2.2 million decrease in non-cash adjustments to net income, principally related to the provision for losses on accounts receivable.

Net cash used for investing activities of $17.1 million for the three months ended March 31, 2010 was for capital expenditures.

Net cash used for financing activities of $23.0 million for the three months ended March 31, 2010 is comprised of (i) $20.9 million used to repay long-term debt and capital lease obligations and (ii) $2.1 million paid to a non-controlling interest.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $17.1 million and $11.9 million for the three months ended March 31, 2010 and 2009, respectively.

Loan Agreements

In April 2007 we issued $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), which mature on April 15, 2015.  We are entitled to redeem some or all of the Notes at any time on or after April 15, 2011 at certain pre-specified redemption prices.  In addition, prior to April 15, 2011, we may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium.  We are entitled to redeem up to 35% of the aggregate principal amount of the Notes until April 15, 2010 with the net proceeds from certain equity offerings at certain pre-specified redemption prices.  The Notes accrue interest at an annual rate of 9-1/8% and pay interest semi-annually on April 15th and October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 9 – “Summarized Consolidating Information.”)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (the “Credit Agreement”) in connection an acquisition.  The Credit Agreement provides for $365.0 million in term loans (of which $309.4 million was outstanding at March 31, 2010), a $50.0 million revolving credit facility (undrawn at March 31, 2010) and a $70.0 million letter of credit facility ($69.7 million outstanding at March 31, 2010).  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013. Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. We were in compliance with these covenants as of March 31, 2010.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting, among other things, incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is collateralized by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 1.0% for alternative base rate loans and 2.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 1.0% for alternative base rate revolving loans and up to 2.0% for LIBOR rate revolving loans based on our total leverage ratio.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.  Pursuant to this requirement, we paid $18.9 million and $8.5 million in the three months ended March 31, 2010 and 2009, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							March 31,	December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2010 (1)	2009 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$24,920	$15,504	$4,762	$35,408	$146,349	$267,715	$494,658	$373,468	$375,801
Rate	9.8%	7.8%	7.3%	6.9%	6.8%	8.4%

Variable rate debt	$2,156	$26,164	$1,714	$1,285	$152,954	$-	$184,273	$179,784	$198,969
Rate	2.6%	3.2%	2.4%	2.4%	2.4%	-%

Interest rate swaps:
Variable to fixed	$150,000	$-	$-	$-	$-	$-		$(3,422)	$(5,048)
Average pay rate	4.8%	-	-	-	-	-
Average receive rate	0.2%	-	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, as controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated  and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, Richard Matros, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7(a) – “Other Events – Litigation” of our consolidated financial statements included in this 10-Q, which is incorporated by reference to this item.

ITEM 1A.  RISK FACTORS

Except for the addition of the risk factor below, there have been no material changes in our assessment of our risk factors from those set forth in our 2009 Form 10-K.

Healthcare reform may affect our revenues and increase our costs and otherwise adversely affect our business.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse.   We cannot predict the exact effect these newly enacted laws or any future legislation or regulation will have on us, including future reimbursement rates and occupancy in our inpatient facilities.

In addition, we expect to incur administrative costs in monitoring changes resulting from the healthcare reform legislation, determining the appropriate actions to be taken in response to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs.

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

April 29, 2010