Form 10-Q
period 2010-06-30
SUN HEALTHCARE GROUP INC
filed 2010-07-29
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of July 28, 2010, there were 43,984,572 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of June 30, 2010
	As of December 31, 2009

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended June 30, 2010 and 2009
	For the six months ended June 30, 2010 and 2009

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended June 30, 2010 and 2009
	For the six months ended June 30, 2010 and 2009

	Notes to Consolidated Financial Statements (unaudited)	8-29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49-50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50-51

Item 6.	Exhibits	51

Signature		51

References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws.  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs, the Separation and REIT Conversion Merger, the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations, compliance with and changes in governmental regulations and environmental compliance costs and liabilities associated with our centers.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements.  The forward-looking statements are based on the information currently available and are applicable only as of the date of this report or, in the case of forward-looking statements incorporated by reference, as of the date of the filing that includes the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the factors described in this 10-Q (see Part II, Item 1(A)) and those described in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010. You should also carefully consider the risks described in this 10-Q (see Part II, Item 1(A)) and in our 2009 Annual Report on Form 10-K (see Item 1A – “Risk Factors”).  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	June 30, 2010	December 31, 2009
		(Note 1)
Current assets:
Cash and cash equivalents	$106,974	$104,483
Restricted cash	24,732	24,034
Accounts receivable, net of allowance for doubtful accounts of $62,310
and $55,402 at June 30, 2010 and December 31, 2009, respectively	220,373	220,319
Prepaid expenses and other assets	18,021	21,757
Deferred tax assets	69,544	68,415

Total current assets	439,644	439,008

Property and equipment, net	620,999	622,682
Intangible assets, net	52,640	53,931
Goodwill	338,364	338,296
Restricted cash, non-current	348	3,317
Deferred tax assets	96,180	108,999
Other assets	5,000	4,961
Total assets	$1,553,175	$1,571,194

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30, 2010	December 31, 2009
		(Note 1)
Current liabilities:
Accounts payable	$52,922	$57,109
Accrued compensation and benefits	63,015	58,953
Accrued self-insurance obligations, current portion	43,794	45,661
Income taxes payable	338	-
Other accrued liabilities	55,507	55,265
Current portion of long-term debt and capital lease obligations	74,827	46,416

Total current liabilities	290,403	263,404

Accrued self-insurance obligations, net of current portion	128,657	121,948
Long-term debt and capital lease obligations, net of current portion	588,736	654,132
Unfavorable lease obligations, net	11,233	12,663
Other long-term liabilities	60,692	69,983

Total liabilities	1,079,721	1,122,130

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, zero shares issued and outstanding as of
June 30, 2010 and December 31, 2009	-	-
Common stock of $.01 par value, authorized 125,000,000
shares, 43,980,405 and 43,764,240 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	440	438
Additional paid-in capital	657,875	655,667
Accumulated deficit	(183,841)	(204,012)
Accumulated other comprehensive loss, net	(1,020)	(3,029)
Total stockholders' equity	473,454	449,064
Total liabilities and stockholders' equity	$1,553,175	$1,571,194

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	June 30, 2010	June 30, 2009

Total net revenues	$474,618	$468,713
Costs and expenses:
Operating salaries and benefits	267,880	261,967
Self-insurance for workers’ compensation and general and
professional liability insurance	14,558	16,809
Operating administrative expenses	13,301	13,192
Other operating costs	95,884	94,530
Center rent expense	18,810	18,215
General and administrative expenses	15,157	15,721
Depreciation and amortization	12,561	11,153
Provision for losses on accounts receivable	5,040	6,293
Interest, net of interest income of $73 and $96, respectively	11,776	12,465
Transaction costs	2,248	-
Loss on sale of assets, net	-	40
Total costs and expenses	457,215	450,385

Income before income taxes and discontinued operations	17,403	18,328
Income tax expense	7,135	7,517
Income from continuing operations	10,268	10,811

Discontinued operations:
Loss from discontinued operations, net of related taxes	(295)	(708)
Loss on disposal of discontinued operations, net of
related taxes	-	(7)
Loss from discontinued operations, net	(295)	(715)

Net income	$9,973	$10,096

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.23	$0.25
Loss from discontinued operations, net	-	(0.02)
Net income	$0.23	$0.23

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.23	$0.25
Loss from discontinued operations, net	(0.01)	(0.02)
Net income	$0.22	$0.23

Weighted average number of common and common
equivalent shares outstanding:
Basic	44,233	43,851
Diluted	44,352	43,960

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Six Months Ended
	June 30, 2010	June 30, 2009

Total net revenues	$947,874	$936,843
Costs and expenses:
Operating salaries and benefits	534,918	524,878
Self-insurance for workers’ compensation and general and
professional liability insurance	29,096	31,462
Operating administrative expenses	25,589	25,769
Other operating costs	193,363	190,309
Center rent expense	37,362	36,578
General and administrative expenses	30,424	32,471
Depreciation and amortization	25,007	21,875
Provision for losses on accounts receivable	10,917	10,281
Interest, net of interest income of $163 and $203, respectively	23,752	25,191
Transaction costs	2,248	-
Loss on sale of assests, net	-	40
Total costs and expenses	912,676	898,854

Income before income taxes and discontinued operations	35,198	37,989
Income tax expense	14,431	15,575
Income from continuing operations	20,767	22,414

Discontinued operations:
Loss from discontinued operations, net of related taxes	(596)	(1,760)
Loss on disposal of discontinued operations, net of
related taxes	-	(315)
Loss from discontinued operations, net	(596)	(2,075)

Net income	$20,171	$20,339

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.47	$0.51
Loss from discontinued operations, net	(0.01)	(0.05)
Net income	$0.46	$0.46

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.47	$0.51
Loss from discontinued operations, net	(0.01)	(0.05)
Net income	$0.46	$0.46

Weighted average number of common and common
equivalent shares outstanding:
Basic	44,119	43,748
Diluted	44,234	43,891

See accompanying notes.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$9,973	$10,096	$20,171	$20,339
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	12,561	11,153	25,007	21,875
Amortization of favorable and unfavorable lease intangibles	(474)	(474)	(948)	(876)
Provision for losses on accounts receivable	5,125	6,294	11,139	10,281
Loss on sale of assets, including discontinued
operations, net	-	53	-	575
Stock-based compensation expense	1,694	1,641	3,087	2,909
Deferred taxes	6,755	6,345	11,691	12,520
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,871)	(11,599)	(11,193)	(21,667)
Restricted cash	3,427	1,415	2,271	9,521
Prepaid expenses and other assets	(1,670)	(392)	2,613	(238)
Accounts payable	7,140	(1,527)	1,281	(5,063)
Accrued compensation and benefits	(4,362)	(3,907)	4,062	366
Accrued self-insurance obligations	2,805	344	4,842	1,251
Income taxes payable	(290)	-	338	-
Other accrued liabilities	(2,457)	(5,571)	13	(825)
Other long-term liabilities	(4,144)	885	(5,099)	1,181
Net cash provided by operating activities	31,212	14,756	69,275	52,149

Cash flows from investing activities:
Capital expenditures	(10,656)	(13,137)	(27,714)	(25,002)
Purchase of leased real estate	-	(3,275)	-	(3,275)
Proceeds from sale of assets held for sale	-	-	-	2,174
Net cash used for investing activities	(10,656)	(16,412)	(27,714)	(26,103)

Cash flows from financing activities:
Principal repayments of long-term debt and capital lease
obligations	(16,036)	(2,075)	(36,976)	(21,687)
Payment to non-controlling interest	-	-	(2,025)	-
Distribution to non-controlling interest	-	(549)	(69)	(860)
Proceeds from issuance of common stock	-	7	-	20
Net cash used for financing activities	(16,036)	(2,617)	(39,070)	(22,527)

Net increase in cash and cash equivalents	4,520	(4,273)	2,491	3,519
Cash and cash equivalents at beginning of period	102,454	99,945	104,483	92,153
Cash and cash equivalents at end of period	$106,974	$95,672	$106,974	$95,672

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 202 healthcare centers in 25 states as of June 30, 2010.

Proposed Restructuring

On May 24, 2010, we announced a plan to restructure our business by separating our real estate assets and our operating assets into two separate publicly traded companies, subject to the approval of our stockholders and other conditions.  The plan consists of certain key transactions including the reorganization, through a series of internal corporate restructurings, such that (i) substantially all of the Company’s owned real property and related mortgage indebtedness owed to third parties will be held or assumed by Sabra Health Care REIT, Inc., a Maryland corporation and a wholly owned subsidiary of the Company (“Sabra”) and (ii) substantially all of the Company’s operations and other assets and liabilities will be held or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“New Sun”).  The Company will distribute to its stockholders on a pro rata basis all of the outstanding shares of New Sun common stock (the “Separation”).  The Company will then merge with and into Sabra, with Sabra surviving the merger as a Maryland corporation and the Company’s stockholders receiving shares of Sabra common stock in exchange for their shares of the Company’s common stock (the “REIT Conversion Merger”).    Shares of New Sun common stock and Sabra common stock are both expected to trade on the NASDAQ Global Select Market.  Following the Separation and REIT Conversion Merger, New Sun will change its name to Sun Healthcare Group, Inc.    The Separation and REIT Conversion Merger are expected to be completed in the fourth calendar quarter of 2010.

Transaction Costs

Our results of operations for the three and six months ended June 30, 2010 include $2.2 million of transaction costs related to the proposed restructing, which consist primarily of professional services.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at June 30, 2010, and our consolidated results of operations and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	June 30, 2010	December 31, 2009

Revolving credit facility	$-	$-
Mortgage notes payable due at various dates through 2047, interest at rates from 3.5% to 9.4%, collateralized by the carrying values of
various centers totaling approximately $200,000 (1)	154,307	170,608
Term loans	308,588	329,107
Senior subordinated notes	200,000	200,000
Capital leases	668	833
Total long-term obligations	663,563	700,548
Less amounts due within one year	(74,827)	(46,416)
Long-term obligations, net of current portion	$588,736	$654,132

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding premiums, as of June 30, 2010, were as follows (in thousands):

For the twelve months ending June 30:

2011	$74,827
2012	6,121
2013	6,208
2014	306,842
2015	201,590
Thereafter	67,307
$662,895

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In June 2010, we amended our senior secured credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (the “Credit Agreement”).  The amendment increased the permitted amount of expenditures for acquisitions, modified certain financial covenants, required a $25.0 million minimum principal repayment to be paid by December 31, 2010, decreased our letter of credit facility by $25.0 million and increased interest rates.  The loans under the amended Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 2.0% for alternative base rate loans and 3.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 2.0% for alternative base rate revolving loans and up to 3.0% for LIBOR rate revolving loans based on our total leverage ratio.  The applicable percentages for alternative base rate loans and LIBOR loans will increase by an additional 1.0% on January 1, 2011.  The $25.0 million decrease in our letter of credit facility has resulted in the use of our revolving credit facility for $24.7 million of undrawn letters of credit.  Accordingly, $25.3 million is available for drawing under our revolving credit facility at June 30, 2010.

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter into such arrangements that qualify for hedge accounting treatment in accordance with GAAP.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive loss.  Ineffectiveness, if any, would be recognized in earnings.

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

The interest rate swap agreements qualify for hedge accounting treatment and have been designated as cash flow hedges.  Hedge effectiveness testing for the three and six months ended June 30, 2010 and 2009 indicates that the swaps are highly effective hedges, and as such, there is no amount related to hedging ineffectiveness to expense.  We do not anticipate our 2010 other comprehensive loss to be reclassified into earnings within the next year as the agreements will expire in July 2010 without any cash settlement.

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swap	Other Accrued		Other Long-Term
agreements	Liabilities	$1,701	Liabilities	$5,048

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended June 30 is as follows (in thousands):

			Gain Reclassified from
	Amount of Income in		Accumulated Other Comprehensive
	Other Comprehensive Income		Loss to Income (ineffective portion)
	2010	2009	2010	2009
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$1,033	$374	$-	$-

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the six months ended June 30 is as follows (in thousands):

			Gain Reclassified from
	Amount of Income in		Accumulated Other Comprehensive
	Other Comprehensive Income		Loss to Income (ineffective portion)
	2010	2009	2010	2009
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$2,009	$305	$-	$-

The amounts stated above for income from changes in the fair value of our interest rate swap agreements are our only sources of other comprehensive income, resulting in comprehensive income of $11.0 million and $22.2 million for the three and six months ended June 30, 2010, respectively.  Comprehensive income for the three and six months ended June 30, 2009 was $10.5 million and $20.6 million, respectively.

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$106,974	$106,974	$104,483	$104,483
Restricted cash	$25,080	$25,080	$27,351	$27,351
Long-term debt and capital lease obligations,
including current portion	$663,563	$537,592	$700,548	$574,770
Interest rate swap agreements	$1,701	$1,701	$5,048	$5,048

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At June 30, 2010 and December 31, 2009, the fair value of our long-term debt, including current maturities, and our interest rate swap agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	June 30, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$25,601	$20,546	$5,055
Restricted cash – money market funds	$1,463	$1,463	$-
Interest rate swap agreements – liability	$1,701	$-	$1,701

	December 31, 2009
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$36,480	$31,429	$5,051
Restricted cash – money market funds	$1,275	$1,275	$-
Interest rate swap agreements – liability	$5,048	$-	$5,048

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	June 30, 2010
	Inpatient
	Services	Other	Total

Net operating revenues	$25	$-	$25

Loss from discontinued operations, net (1)	$(256)	$(39)	$(295)
Loss on disposal of discontinued operations, net (2)	-	-	-
Loss from discontinued operations, net	$(256)	$(39)	$(295)

(1) Net of related tax benefit of $205
(2) No related tax benefit

	For the Three Months Ended
	June 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$181	$-	$181

Loss from discontinued operations, net (1)	$(699)	$(9)	$(708)
Loss on disposal of discontinued operations, net (2)	(20)	13	(7)
Loss from discontinued operations, net	$(719)	$4	$(715)

(1) Net of related tax benefit of $496
(2) Net of related tax benefit of $5

	For the Six Months Ended
	June 30, 2010
	Inpatient
	Services	Other	Total

Net operating revenues	$26	$-	$26

Loss from discontinued operations, net (1)	$(546)	$(51)	$(596)
Loss on disposal of discontinued operations, net (2)	-	-	-
Loss from discontinued operations, net	$(545)	$(51)	$(596)

(1) Net of related tax benefit of $414
(2) No related tax benefit

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	For the Six Months Ended
	June 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$391	$-	$391

Loss from discontinued operations, net (1)	$(1,743)	$(17)	$(1,760)
Loss on disposal of discontinued operations, net (2)	(299)	(16)	(315)
Loss from discontinued operations, net	$(2,042)	$(33)	$(2,075)

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

The foundation for most of these methods is our actual historical reported and/or paid loss data, over which we have effective internal controls.  We utilize third-party administrators (“TPAs”) to process claims and to provide us with the data utilized in our semi-annual actuarial analyses.  The TPAs are under the oversight of our in-house risk management and legal functions.  The purpose of these functions are to properly administer the claims so that the historical data is reliable for estimation purposes.  Case reserves, which are approved by our legal and risk management departments, are determined based on our estimate of the ultimate settlement of individual claims.  In instances where our historical data are not statistically credible, stable, or mature, we supplement our experience with skilled nursing industry benchmark reporting and payment patterns.

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

Activity in our insurance reserves as of and for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2010	$94,930	$67,506	$162,436
Current year provision, continuing operations	7,384	7,154	14,538
Claims paid, continuing operations	(4,219)	(4,609)	(8,828)
Claims paid, discontinued operations	(563)	(579)	(1,142)
Amounts paid for administrative services and other	(850)	(1,696)	(2,546)
Balance as of March 31, 2010	$96,682	$67,776	$164,458

Current year provision, continuing operations	7,382	7,176	14,558
Claims paid, continuing operations	(3,605)	(3,943)	(7,548)
Claims paid, discontinued operations	(1,553)	(652)	(2,205)
Amounts paid for administrative services and other	(723)	(1,620)	(2,343)
Balance as of June 30, 2010	$98,183	$68,737	$166,920

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2009	$87,282	$66,588	$153,870
Current year provision, continuing operations	7,240	7,419	14,659
Current year provision, discontinued operations	306	155	461
Claims paid, continuing operations	(4,234)	(5,217)	(9,451)
Claims paid, discontinued operations	(936)	(835)	(1,771)
Amounts paid for administrative services and other	(1,362)	(1,900)	(3,262)
Balance as of March 31, 2009	$88,296	$66,210	$154,506

Current year provision, continuing operations	6,040	6,475	12,515
Current year provision, discontinued operations	331	155	486
Prior year reserve adjustments, continuing operations	4,300	-	4,300
Prior year reserve adjustments, discontinued operations	590	-	590
Claims paid, continuing operations	(6,858)	(5,538)	(12,396)
Claims paid, discontinued operations	(1,487)	(539)	(2,026)
Amounts paid for administrative services and other	(1,115)	(1,757)	(2,872)
Balance as of June 30, 2009	$90,097	$65,006	$155,103

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at June 30, 2010 and December 31, 2009 is as indicated (in thousands):

	June 30, 2010				December 31, 2009
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,378	$12,228	$15,606	|	$3,406	$12,013	$15,419
Non-current	-	-	-	|	-	-	-
Total	$3,378	$12,228	$15,606	|	$3,406	$12,013	$15,419
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$19,012	$19,251	$38,263	|	$20,369	$20,119	$40,488
Non-current	79,171	49,486	128,657	|	74,561	47,387	121,948
Total	$98,183	$68,737	$166,920	|	$94,930	$67,506	$162,436

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash above excludes $9,474 and $11,932  at June 30, 2010 and December 31, 2009, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities above exclude $5,531 and $5,173 at June 30, 2010 and December 31, 2009, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $60,291 for workers’ compensation, as of June 30, 2010, and $250 and $53,191 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2009.

(6)  Income Taxes

The provision for income taxes of $7.1 million and $14.4 million for the three and six months, respectively, ended June 30, 2010 results in an effective rate of approximately 41%.  The provision for income taxes of $7.5 million and $15.6 million for the three and six months, respectively, ended June 30, 2009 also resulted in an effective tax rate of approximately 41%.  The rates for 2010 and 2009 differ from the statutory tax rate of 35% primarily due to state taxes.

During the second quarter of 2009, the Internal Revenue Service commenced an examination of the tax returns of Sun and Harborside for 2006, and the Harborside tax return for the short-period ended April 19, 2007.  These examinations were completed during this quarter, and the net adjustments were immaterial.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $27.6 million at June 30, 2010 and December 31, 2009 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

The Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $24.9 million, which includes approximately $14.6 million due to a significant acquisition in 2007. Accordingly, our net operating loss, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $106.8 million of NOLs which can be used to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

offset U.S. taxable income in 2010. Considering annual IRC Section 382 limitations and built-in gains, we have a total of $227.6 million of utilizable NOL carryforwards to offset taxable income in 2010 and future years.

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

We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. For example, investigations of our California centers by the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the California Attorney General culminated in a Permanent Injunction and Final Judgment, originally entered in October 2001, as superseded by a Superseding Permanent Injunction and Final Judgment, entered in September 2005, which requires compliance with certain clinical practices in our California centers that are substantially consistent with existing law and our current practices. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, these industries are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is found to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief; and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
June 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$421,720	$30,017	$22,875	$6	$-	$474,618

Intersegment revenues	-	21,034	496	-	(21,530)	-

Total revenues	421,720	51,051	23,371	6	(21,530)	474,618

Operating salaries and benefits	208,755	42,109	17,016	-	-	267,880

Self-insurance for workers’
compensation and general and
professional liability insurance	13,739	435	323	61	-	14,558

Other operating costs	112,056	2,177	3,181	-	(21,530)	95,884

General and administrative expenses	10,652	1,966	682	17,406	-	30,706

Provision for losses on accounts
receivable	4,892	166	(18)	-	-	5,040

Segment operating income (loss)	$71,626	$4,198	$2,187	$(17,461)	$-	$60,550

Center rent expense	18,489	118	203	-	-	18,810

Depreciation and amortization	11,418	159	182	802	-	12,561

Interest, net	2,706	-	-	9,070	-	11,776

Net segment income (loss)	$39,013	$3,921	$1,802	$(27,333)	$-	$17,403

Identifiable segment assets	$1,189,410	$14,746	$20,546	$308,972	$20,895	$1,554,569

Goodwill	$333,756	$75	$4,533	$-	$-	$338,364

Segment capital expenditures	$10,326	$129	$35	$163	$-	$10,653

______________________________________

General and administrative expenses include operating administrative expenses and transaction costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
June 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$416,451	$26,155	$26,097	$10	$-	$468,713

Intersegment revenues	-	18,360	563	-	(18,923)	-

Total revenues	416,451	44,515	26,660	10	(18,923)	468,713

Operating salaries and benefits	206,531	36,801	18,635	-	-	261,967

Self-insurance for workers’
compensation and general and
professional liability insurance	15,844	542	320	103	-	16,809

Other operating costs	107,383	1,930	4,140	-	(18,923)	94,530

General and administrative expenses	10,691	1,777	723	15,722	-	28,913

Provision for losses on accounts
receivable	6,095	109	89	-	-	6,293

Segment operating income (loss)	$69,907	$3,356	$2,753	$(15,815)	$-	$60,201

Center rent expense	17,868	114	233	-	-	18,215

Depreciation and amortization	10,118	131	232	672	-	11,153

Interest, net	3,111	-	(1)	9,355	-	12,465

Net segment income (loss)	$38,810	$3,111	$2,289	$(25,842)	$-	$18,368

Identifiable segment assets	$1,164,324	$14,612	$26,651	$861,749	$(528,446)	$1,538,890

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$12,146	$123	$10	$858	$-	$13,137

______________________________________

General and administrative expenses include operating administrative expenses and transaction costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$842,248	$59,381	$46,231	$14	$-	$947,874

Intersegment revenues	-	42,187	640	-	(42,827)	-

Total revenues	842,248	101,568	46,871	14	(42,827)	947,874

Operating salaries and benefits	416,928	83,810	34,180	-	-	534,918

Self-insurance for workers’
compensation and general and
professional liability insurance	27,480	864	630	122	-	29,096

Other operating costs	225,546	3,995	6,649	-	(42,827)	193,363

General and administrative expenses	20,130	4,126	1,332	32,673	-	58,261

Provision for losses on accounts
receivable	10,469	425	23	-	-	10,917

Segment operating income (loss)	$141,695	$8,348	$4,057	$(32,781)	$-	$121,318

Center rent expense	36,709	240	413	-	-	37,362

Depreciation and amortization	22,698	311	362	1,636	-	25,007

Interest, net	5,517	-	(1)	18,236	-	23,752

Net segment income (loss)	$76,771	$7,797	$3,283	$(52,653)	$-	$35,197

Identifiable segment assets	$1,189,410	$14,746	$20,546	$308,972	$20,895	$1,554,569

Goodwill	$333,756	$75	$4,533	$-	$-	$338,364

Segment capital expenditures	$25,669	$330	$149	$1,564	$-	$27,712

______________________________________

General and administrative expenses include operating administrative expenses and transaction costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$831,687	$51,671	$53,471	$14	$-	$936,843

Intersegment revenues	-	36,576	1,123	-	(37,699)	-

Total revenues	831,687	88,247	54,594	14	(37,699)	936,843

Operating salaries and benefits	413,557	72,992	38,329	-	-	524,878

Self-insurance for workers’
compensation and general and
professional liability insurance	29,488	1,077	692	205	-	31,462

Other operating costs	215,691	3,720	8,596	1	(37,699)	190,309

General and administrative expenses	20,555	3,693	1,520	32,472	-	58,240

Provision for losses on accounts
receivable	9,753	279	249	-	-	10,281

Segment operating income (loss)	$142,643	$6,486	$5,208	$(32,664)	$-	$121,673

Center rent expense	35,872	229	477	-	-	36,578

Depreciation and amortization	19,845	259	422	1,349	-	21,875

Interest, net	6,322	(2)	(1)	18,872	-	25,191

Net segment income (loss)	$80,604	$6,000	$4,310	$(52,885)	$-	$38,029

Identifiable segment assets	$1,164,324	$14,612	$26,651	$861,749	$(528,446)	$1,538,890

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$23,573	$259	$50	$1,120	$-	$25,002

______________________________________

General and administrative expenses include operating administrative expenses and transaction costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	June 30,
	2010	2009

Net segment income	$19,651	$18,368
Loss on sale of assets	-	(40)
Consolidated income before income taxes and
discontinued operations	$19,651	$18,328

	For the Six Months Ended
	June 30,
	2010	2009

Net segment income	$37,446	$38,029
Loss on sale of assets	-	(40)
Consolidated income before income taxes and
discontinued operations	$37,446	$37,989

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$90,614	$13,851	$2,509	$-	$106,974
Restricted cash	15,647	5,597	3,488	-	24,732
Accounts receivable, net	-	217,872	2,521	(20)	220,373
Prepaid expenses and other assets	4,866	14,602	464	(1,911)	18,021
Deferred tax assets	-	72,822	1,291	(4,569)	69,544
Total current assets	111,127	324,744	10,273	(6,500)	439,644
Property and equipment, net	8,413	546,760	65,826	-	620,999
Intangible assets, net	32,201	16,159	5,278	(998)	52,640
Goodwill	-	334,407	3,957	-	338,364
Restricted cash, non-current	-	348	-	-	348
Other assets	439	4,629	21	(89)	5,000
Deferred tax assets	15,787	92,541	-	(12,148)	96,180
Intercompany balances	257,658	-	2,862	(260,520)	-
Investment in subsidiaries	692,371	-	-	(692,371)	-
Total assets	$1,117,996	$1,319,588	$88,217	$(972,626)	$1,553,175

Current liabilities:
Accounts payable	$14,697	$37,527	$718	$(20)	$52,922
Accrued compensation and benefits	5,411	56,654	950	-	63,015
Accrued self-insurance obligations, current	3,869	39,925	-	-	43,794
Income taxes payable	338	-	-	-	338
Other accrued liabilities	12,950	38,509	4,048	-	55,507
Deferred tax liability	4,569	-	-	(4,569)	-
Current portion of long-term debt	28,165	41,156	5,506	-	74,827
Total current liabilities	69,999	213,771	11,222	(4,589)	290,403
Accrued self-insurance obligations, net of current	54,909	73,319	429	-	128,657
Deferred tax liability	-	-	12,148	(12,148)	-
Long-term debt, net of current	480,948	49,527	58,261	-	588,736
Unfavorable lease obligations, net	-	12,231	-	(998)	11,233
Intercompany balances	-	262,520	-	(262,520)	-
Other long-term liabilities	38,686	22,006	-	-	60,692
Total liabilities	644,542	633,374	82,060	(280,255)	1,079,721

Stockholders’ equity:
Common stock	440	-	-	-	440
Additional paid-in capital	657,875	-	-	-	657,875
Accumulated deficit	(183,841)	686,214	6,157	(692,371)	(183,841)
Accumulated other comprehensive loss	(1,020)	-	-	-	(1,020)
Total stockholders' equity	473,454	686,214	6,157	(692,371)	473,454
Total liabilities and stockholders' equity	$1,117,996	$1,319,588	$88,217	$(972,626)	$1,553,175

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$6	$488,596	$7,546	$(21,530)	$474,618
Costs and expenses:
Operating salaries and benefits	-	263,567	4,313	-	267,880
Self-insurance for workers’ compensation and
general and professional liability insurance	61	14,302	195	-	14,558
General and administrative expenses (1)	15,527	12,931	-	-	28,458
Other operating costs	-	115,617	1,797	(21,530)	95,884
Center rent expense	-	18,605	205	-	18,810
Depreciation and amortization	802	11,152	607	-	12,561
Provision for losses on accounts receivable	-	4,929	111	-	5,040
Interest, net	8,985	1,728	1,063	-	11,776
Transaction costs	2,248	-	-	-	2,248
Income from investment in subsidiaries	(26,266)	-	-	26,266	-
Total costs and expenses	1,357	442,831	8,291	4,736	457,215

(Loss) income before income taxes and
discontinued operations	(1,351)	45,765	(745)	(26,266)	17,403
Income tax (benefit) expense	(11,324)	18,764	(305)	-	7,135
Income (loss) from continuing operations	9,973	27,001	(440)	(26,266)	10,268

Discontinued operations:
Income (loss) from discontinued operations, net	-	(346)	(51)	-	(295)
Loss on disposal of discontinued
operations, net	-	-	-	-	-
Loss on discontinued operations, net	-	(346)	(51)	-	(295)

Net income (loss)	$9,973	$26,655	$(389)	$(26,266)	$9,973

         (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$10	$480,348	$7,278	$(18,923)	$468,713
Costs and expenses:
Operating salaries and benefits	-	257,870	4,097	-	261,967
Self-insurance for workers’ compensation and
general and professional liability insurance	103	16,547	159	-	16,809
General and administrative expenses (1)	16,093	12,820	-	-	28,913
Other operating costs	-	111,643	1,810	(18,923)	94,530
Center rent expense	-	18,030	185	-	18,215
Depreciation and amortization	672	9,900	581	-	11,153
Provision for losses on accounts receivable	-	6,151	142	-	6,293
Interest, net	9,219	2,127	1,119	-	12,465
Loss on sale of assets, net	-	47	(7)	-	40
Income from investment in subsidiaries	(25,481)	-	-	25,481	-
Total costs and expenses	606	435,135	8,086	6,558	450,385

(Loss) income before income taxes and
discontinued operations	(596)	45,213	(808)	(25,481)	18,328
Income tax (benefit) expense	(10,692)	18,540	(331)	-	7,517
Income (loss) from continuing operations	10,096	26,673	(477)	(25,481)	10,811

Discontinued operations:
Loss from discontinued operations, net	-	(129)	(579)	-	(708)
(Loss) gain on disposal of discontinued
operations, net	-	(12)	5	-	(7)
Loss on discontinued operations, net	-	(141)	(574)	-	(715)

Net income (loss)	$10,096	$26,532	$(1,051)	$(25,481)	$10,096

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$15	$975,334	$15,352	$(42,827)	$947,874
Costs and expenses:
Operating salaries and benefits	-	526,261	8,657	-	534,918
Self-insurance for workers’ compensation and
general and professional liability insurance	122	28,584	390	-	29,096
General and administrative expenses (1)	31,165	24,848	-	-	56,013
Other operating costs	-	232,706	3,484	(42,827)	193,363
Center rent expense	-	36,951	411	-	37,362
Depreciation and amortization	1,636	22,161	1,210	-	25,007
Provision for losses on accounts receivable	-	10,720	197	-	10,917
Interest, net	18,029	3,570	2,153	-	23,752
Transaction costs	2,248	-	-	-	2,248
Income from investment in subsidiaries	(51,550)	-	-	51,550	-
Total costs and expenses	1,650	885,801	16,502	8,723	912,676

(Loss) income before income taxes and
discontinued operations	(1,635)	89,533	(1,150)	(51,550)	35,198
Income tax (benefit) expense	(21,806)	36,709	(472)	-	14,431
Income (loss) from continuing operations	20,171	52,824	(678)	(51,550)	20,767

Discontinued operations:
(Loss) income from discontinued operations, net	-	(621)	25	-	(596)
Loss on disposal of discontinued
operations, net	-	-	-	-	-
Loss on discontinued operations, net	-	(621)	25	-	(596)

Net income (loss)	$20,171	$52,203	$(653)	$(51,550)	$20,171

          (1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$14	$960,063	$14,465	$(37,699)	$936,843
Costs and expenses:
Operating salaries and benefits	-	516,774	8,104	-	524,878
Self-insurance for workers’ compensation and
general and professional liability insurance	205	30,938	319	-	31,462
General and administrative expenses (1)	33,214	25,026	-	-	58,240
Other operating costs	-	224,411	3,597	(37,699)	190,309
Center rent expense	-	36,208	370	-	36,578
Depreciation and amortization	1,349	19,366	1,160	-	21,875
Provision for losses on accounts receivable	-	10,031	250	-	10,281
Interest, net	18,597	4,357	2,237	-	25,191
Loss on sale of assets, net	-	47	(7)	-	40
Income from investment in subsidiaries	(51,816)	-	-	51,816	-
Total costs and expenses	1,549	867,158	16,030	14,117	898,854

(Loss) income before income taxes and
discontinued operations	(1,535)	92,905	(1,565)	(51,816)	37,989
Income tax (benefit) expense	(21,874)	38,091	(642)	-	15,575
Income (loss) from continuing operations	20,339	54,814	(923)	(51,816)	22,414

Discontinued operations:
Loss from discontinued operations, net	-	(957)	(803)	-	(1,760)
(Loss) gain on disposal of discontinued
operations, net	-	(534)	219	-	(315)
Loss on discontinued operations, net	-	(1,491)	(584)	-	(2,075)

Net income (loss)	$20,339	$53,323	$(1,507)	$(51,816)	$20,339

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$29,523	$36,659	$3,093	$-	$69,275

Cash flows from investing activities:
Capital expenditures	(854)	(26,645)	(215)	-	(27,714)
Net cash used for investing activities	(854)	(26,645)	(215)	-	(27,714)

Cash flows from financing activities:
Principal repayments of long-term debt and capital
lease obligations	(20,518)	(15,822)	(636)	-	(36,976)
Payment to non-controlling interest	-	-	(2,025)	-	(2,025)
Distribution to non-controlling interest	-	-	(69)	-	(69)
Net cash used for financing activities	(20,518)	(15,822)	(2,730)	-	(39,070)
Net increase (decrease) in cash and cash equivalents	8,151	(5,808)	148	-	2,491
Cash and cash equivalents at beginning of period	82,463	19,659	2,361	-	104,483
Cash and cash equivalents at end of period	$90,614	$13,851	$2,509	$-	$106,974

For the Six Months Ended June 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$21,916	$25,134	$5,099	$-	$52,149

Cash flows from investing activities:
Capital expenditures	(1,118)	(23,802)	(82)	-	(25,002)
Purchase of lease real estate	-	(3,275)	-	-	(3,275)
Proceeds from sale of assets held for sale	-	2,174	-	-	2,174
Net cash used for investing activities	(1,118)	(24,903)	(82)	-	(26,103)

Cash flows from financing activities:
Principal repayments of long-term debt and capital
lease obligations	(15,654)	(1,888)	(4,145)	-	(21,687)
Distribution to non-controlling interest	-	-	(860)	-	(860)
Proceeds from issuance of common stock	20	-	-	-	20
Net cash used for financing activities	(15,634)	(1,888)	(5,005)	-	(22,527)
Net increase (decrease) in cash and cash equivalents	5,164	(1,657)	12	-	3,519
Cash and cash equivalents at beginning of period	72,529	17,952	1,672	-	92,153
Cash and cash equivalents at end of period	$77,693	$16,295	$1,684	$-	$95,672

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 166 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers with 23,209 licensed beds located in 25 states as of June 30, 2010. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. We cannot predict the effect these newly enacted laws or any future legislation or regulation will have on our future operations, including future reimbursement rates and occupancy in our inpatient facilities.

Proposed Restructuring

On May 24, 2010, we announced a plan to restructure our business by separating our real estate assets and our operating assets into two separate publicly traded companies, subject to the approval of our stockholders and other conditions.  The plan consists of certain key transactions including the reorganization, through a series of internal corporate restructurings, such that (i) substantially all of the Company’s owned real property and related mortgage indebtedness owed to third parties will be held or assumed by Sabra Health Care REIT, Inc., a Maryland corporation and a wholly owned subsidiary of the Company (“Sabra”) and (ii) substsantially all of the Company’s operations and other assets and liabilities will be held or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“New Sun”).  The Company will distribute to its stockholders on a pro rata basis all of the outstanding shares of New Sun common stock (the “Separation”).  The Company will then merge with and into Sabra, with Sabra surviving the merger as a Maryland corporation and the Company’s stockholders receiving shares of Sabra common stock in exchange for their shares of the Company’s common stock (the “REIT Conversion Merger”).    Shares of New Sun common stock and Sabra common stock are both expected to trade on the NASDAQ Global Select Market.  Following the Separation and REIT Conversion Merger, New Sun will change its name to Sun Healthcare Group, Inc.  The Separation and REIT Conversion Merger are expected to be completed in the fourth calendar quarter of 2010.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Six Months Ended
Sources of Revenues	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009

Consolidated:
Medicaid	$190,596	40.2%	$188,030	40.1%	$379,920	40.1%	$369,480	39.4%
Medicare	141,520	29.8	137,863	29.4	283,701	29.9	279,739	29.9
Private pay and other	118,457	25.0	117,031	25.0	235,795	24.9	235,426	25.1
Managed care and
commercial insurance	24,045	5.0	25,789	5.5	48,458	5.1	52,198	5.6
Total	$474,618	100.0%	$468,713	100.0%	$947,874	100.0%	$936,843	100.0%

Inpatient Only:
Medicaid	$190,568	45.2%	$187,990	45.1%	$379,855	45.1%	$369,400	44.4%
Medicare	136,803	32.4	133,766	32.1	274,526	32.6	271,630	32.7
Private pay and other	70,600	16.7	69,073	16.6	139,984	16.6	138,768	16.7
Managed care and
commercial insurance	23,749	5.7	25,622	6.2	47,883	5.7	51,889	6.2
Total	$421,720	100.0%	$416,451	100.0%	$842,248	100.0%	$831,687	100.0%

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

Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System (“PPS”) as defined by the Balanced Budget Act of 1997 and subsequently refined in 1999, 2000, 2005, 2006 and 2010.  PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward. The amount to be paid is determined by classifying each patient into one of 53 Resource Utilization Group (“RUG”) categories that are based upon each patient’s acuity level.

On July 31, 2009, CMS issued its final rule for skilled nursing facilities for the 2010 federal fiscal year, which commenced on October 1, 2009.  This rule provides for a market basket increase of 2.2% in our reimbursement rates and a 3.3% reduction for a forecast error/parity adjustment.  We estimate that the net result of the two adjustments, based on our current acuity mix, will be a decrease of 0.85% in our reimbursement rates, which we estimate will decrease our net revenues by approximately $1.0 million per quarter.  Notwithstanding this reduction in reimbursement rates for the 2010 federal fiscal year, as shown in the table below, we did experience a slight increase in our average amount of Medicare Part A revenues on a per patient, per day basis in the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due to a higher acuity mix of our patient population.

In addition to the changes that affect the 2010 federal fiscal year, the rule also contained provisions for the 2011 federal fiscal year, which commences on October 1, 2010.  The changes create a RUG-IV system that contains 66 levels of care.  The basis for calculating the RUG-IV category is the Minimum Data Set (“MDS”) 3.0, a patient assessment tool, which will

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

also be implemented on October 1, 2010.  The MDS 3.0 replaces the MDS 2.0 which is the basis of the RUG-III levels of care. The RUG-IV system changes the way certain services that occur prior to the residency at a skilled nursing center impact reimbursement (known as the look back provision) and the extent to which therapy services that are delivered on a concurrent basis impact reimbursement.

A portion of the provisions of the 2010 final rule applicable to the 2011 federal fiscal year was subsequently changed by the Patient Protection and Affordable Care Act (“ACA”). ACA postponed the implementation of the RUG-IV reimbursement system but maintained the changes in the look back and concurrent therapy provisions. The House of Representatives has passed legislation that rescinds the postponement of the RUG IV implementation, but has not been passed by the Senate.

On July 16, 2010, CMS issued its final rule for skilled nursing facilities for the 2011 federal fiscal year, which commences on October 1, 2010.  This rule provides for a market basket increase of 2.3% which is reduced by a prior period market basket adjustment of  0.6%, generating a net market basket increase of 1.7%.

The rule also addressed the postponement of the implementation of RUG-IV.  If this postponement is not rescinded, CMS will implement a Hybrid RUG III system (“HR-III”).  The HR-III system will not be available for implementation on the effective date of October 1, 2010.  CMS would make payments from October 1, 2010 until the HR-III system is implemented using the RUG-IV system.  Payments would then be adjusted retroactively from the date of the HR-III implementation to October 1, 2010.

CMS has stated that it will implement either the RUG-IV or the HR-III system on a budget neutral basis. Based on this assertation, we believe that the impact of the system change will be budget neutral plus 1.7%.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
$464.00	$454.44	$464.99	$452.37

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services. An automatic exception to this limit is in place for patients residing in skilled nursing centers until December 31, 2010. In addition, therapy rates are calculated using the Physicians Fee Schedule, for which rates are subject to a reduction of 21.3% based on a statutory formula. Congress has repeatedly eliminated this reduction in prior years and has eliminated it through November 30th of the current year.

On June 25, 2010, CMS issued the Physicians Fee Schedule proposed rule for calendar year 2011.  The proposed rule expands the Multiple Procedure Payment Reduction previously applied to diagnostic procedures to physical, occupational and speech therapy services reimbursed by Medicare Part B.  The proposal reduces the reimbursement for these services by an average of 12%.  This rule is proposed and we are not able to predict the changes that will occur prior to its finalization and cannot estimate its impact on Sun’s revenue.

On July 16, 2010, CMS also issued its final rule for hospice services for the 2011 federal fiscal year. The rule includes a market basket increase of 2.6% and a 0.8% reduction reflecting the combined effects of the updated wage data and the continuation of the phase out of the wage index budget neutrality factor.

The rule also implements the ACA requirement that hospice providers adopt program eligibility recertification standards, including a requirement for a physician or nurse practitioner to have a face-to-face visit with patients prior to the 180 day recertification, and to attest that such a visit took place.  We estimate the impact of these changes will be an increase in hospice revenues of 2.2% or $1 million annually.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
$173.30	$171.77	$173.19	$170.25

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
$159.94	$160.12	$159.78	$159.36

Managed Care and Insurance

During the three months ended June 30, 2010, we received 5.0% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
$367.89	$376.44	$365.84	$375.17

Private Payors, Veterans and Other

During the three months ended June 30, 2010, we received 25.0% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors.

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

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
$188.85	$178.12	$189.25	$178.52

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total net revenues	$474,618	$468,713	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	267,880	261,967	56.4	55.9
Self-insurance for workers’ compensation and
general and professional liabilities	14,558	16,809	3.1	3.6
Other operating costs (1)	109,185	107,722	23.0	23.0
Center rent expense	18,810	18,215	4.0	3.9
General and administrative expenses (2)	17,405	15,721	3.7	3.3
Depreciation and amortization	12,561	11,153	2.6	2.4
Provision for losses on accounts receivable	5,040	6,293	1.1	1.3
Interest, net	11,776	12,465	2.5	2.7
Loss on sale of assets, net	-	40	-	-
Income before income taxes and discontinued
operations	17,403	18,328	3.7	3.9
Income tax expense	7,135	7,517	1.5	1.6
Income from continuing operations	10,268	10,811	2.2	2.3
Loss from discontinued operations, net	(295)	(715)	(0.1)	(0.1)
Net income	$9,973	$10,096	2.1%	2.2%

Supplemental Financial Information (3):
EBITDA	$41,740	$41,946	8.8%	8.9%
Adjusted EBITDA	$41,740	$41,986	8.8%	9.0%
Adjusted EBITDAR	$60,550	$60,201	12.8%	12.8%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Six	For the Six	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total net revenues	$947,874	$936,843	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	534,918	524,878	56.4	56.0
Self-insurance for workers’ compensation and
general and professional liabilities	29,086	31,462	3.1	3.4
Other operating costs (1)	218,952	216,078	23.1	23.1
Center rent expense	37,362	36,578	3.9	3.9
General and administrative expenses (2)	32,672	32,471	3.4	3.5
Depreciation and amortization	25,007	21,875	2.6	2.3
Provision for losses on accounts receivable	10,917	10,281	1.2	1.1
Interest, net	23,752	25,191	2.5	2.7
Loss on sale of assets, net	-	40	-	-
Income before income taxes and discontinued
operations	35,198	37,989	3.7	4.1
Income tax expense	14,431	15,575	1.5	1.7
Income from continuing operations	20,767	22,414	2.2	2.4
Loss from discontinued operations, net	(596)	(2,075)	-	(0.2)
Net income	$20,171	$20,339	2.1%	2.2%

Supplemental Financial Information (3):
EBITDA	$83,957	$85,055	8.9%	9.1%
Adjusted EBITDA	$83,957	$85,095	8.9%	9.1%
Adjusted EBITDAR	$121,319	$121,673	12.8%	13.0%

(1) Operating administrative expenses are included in “other operating costs” above.

(2) General and administrative expenses include transaction costs.

(3) We define EBITDA as net income before loss from discontinued operations, interest expense (net of interest income), income tax expense, depreciation and amortization.  EBITDA margin is EBITDA as a percentage of revenue.  Adjusted EBITDA is EBITDA adjusted for the loss on sale of assets, net. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.  Adjusted EBITDAR is Adjusted EBITDA before center rent expense.  Adjusted EBITDAR margin is Adjusted EBITDAR as a percentage of revenue.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    In addition to other financial measures, including net segment income, we use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated, segment and a center-by-center level.  EBITDA, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes and depreciation and amortization expense, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a center is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business unit operates. These types of charges are dependent on factors unrelated to our underlying business. As a result, we believe that the use of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.

We also make capital allocations to each of our centers based on the centers’ lease terms and their expected Adjusted EBITDA returns.  We establish compensation and bonus programs for our center-level employees that are based upon the achievement of pre-established Adjusted EBITDA targets.

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA, Adjusted EBITDA and Adjusted EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP.  As the items excluded from EBITDA, Adjusted EBITDA and Adjusted EBITDAR are significant components in understanding and assessing our financial performance, EBITDA, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by or used in operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Therefore, our EBITDA, Adjusted EBITDA and Adjusted EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future in order to remain competitive in the market, and EBITDA, Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements;

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table provides a reconciliation of our net income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$9,973	$10,096	$20,171	$20,339

Plus:
Loss from discontinued operations	295	715	596	2,075
Interest expense, net	11,776	12,465	23,752	25,191
Income tax expense	7,135	7,517	14,431	15,575
Depreciation and amortization	12,561	11,153	25,007	21,875
EBITDA	$41,740	$41,946	$83,957	$85,055

Plus:
Loss on sale of assets, net	-	40	-	40
Adjusted EBITDA	$41,740	$41,986	$83,957	$85,095

Plus:
Center rent expense	18,810	18,215	37,362	36,578
Adjusted EBITDAR	$60,550	$60,201	$121,319	$121,673

The following discussion of the “Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009” is based, in part, on the financial information presented in Note 8 – “Segment Information” in our interim consolidated financial statements.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $5.9 million, or 1.3%, to $474.6 million for the three months ended June 30, 2010 from $468.7 million for the three months ended June 30, 2009.  We reported net income for the three month periods ended June 30, 2010 and 2009 of $10.0 million  and $10.1 million, respectively.

The increase in net revenues for the 2010 period included $5.2 million of additional revenue in our Inpatient Services segment primarily due to higher Medicare hospice, Medicaid and veterans customer bases plus the October 2009 acquisition of a hospice company.  A $6.6 million increase in revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes and billing rates, also contributed to the increase in net revenues.  These increases were partially offset by lower customer bases in our Medicare Part A and Part B, managed care and commercial insurance programs coupled with a $3.3 million decrease in revenue from our Medical Staffing segment, mainly due to a decrease in billable therapy and pharmacy hours plus reduced fees from temporary placement of physicians.

Operating salaries and benefits increased $5.9 million, or 2.3%, to $267.9 million (56.4% of net revenues) for the three months ended June 30, 2010 from $262.0 million (55.9% of net revenues) for the three months ended June 30, 2009.  The increase resulted primarily from a $5.3 million increase in our Rehabilitation Therapy segment driven by increased service volume and wage rate increases and a $2.2 million increase in our Inpatient Services segment driven by health insurance

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

costs and wage increases. These increases were offset by a $1.6 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the therapy staffing and pharmacy business.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $2.3 million, or 13.4%, to $14.6 million (3.1% of net revenues) for the three months ended June 30, 2010 from $16.8 million (3.6% of net revenues) for the three months ended June 30, 2009, primarily due to decreased claims related activity in our general and professional liability programs.

Other operating costs increased $1.5 million, or 1.4%, to $109.2 million (23.0% of net revenues) for the three months ended June 30, 2010 from $107.7 million (23.0% of net revenues) for the three months ended June 30, 2009.  The increase was primarily due to provider taxes and increased therapy costs in our Inpatient Services segment resulting from an increase in higher acuity patients requiring more rehabilitation therapy.

Center rent expense increased $0.6 million, or 3.3%, to $18.8 million (4.0% of net revenues) for the three months ended June 30, 2010 from $18.2 million (3.9% of net revenues) for the three months ended June 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

General and administrative expenses increased $1.7 million, or 10.8%, to $17.4 million (3.7% of net revenues) for the three months ended June 30, 2010 from $15.7 million (3.3% of net revenues) for the three months ended June 30, 2009.  The increase was primarily due to transaction costs incurred for the proposed restructuring.

Depreciation and amortization increased $1.4 million, or 12.6%, to $12.6 million (2.6% of net revenues) for the three months ended June 30, 2010 from $11.2 million (2.4% of net revenues) for the three months ended June 30, 2009.  The increase was attributable to additional depreciation expense for property and equipment placed into service since the year ago period.

The provision for losses on accounts receivable decreased $1.3 million, or 19.9%, to $5.0 million (1.1% of net revenues) for the three months ended June 30, 2010 from $6.3 million (1.3% of net revenues) for the three months ended June 30, 2009.  The decrease resulted from improving cash collections trends experienced in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.  These cash collection trends improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

Net interest expense decreased $0.7 million, or 5.5%, to $11.8 million (2.5% of net revenues) for the three months ended June 30, 2010 from $12.5 million (2.7% of net revenues) for the three months ended June 30, 2009 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended June 30 (dollars in thousands):

	2010		2009

Inpatient Services	$421,720	88.8%	$416,451	88.8%
Rehabilitation Therapy Services	51,051	10.8	44,515	9.5
Medical Staffing Services	23,371	4.9	26,660	5.7
Corporate	6	-	10	-
Intersegment Eliminations	(21,530)	(4.5)	(18,923)	(4.0)

Total net revenues	$474,618	100.0%	$468,713	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended June 30 (in thousands):

	2010	2009

Rehabilitation Therapy Services	$21,034	$18,360
Medical Staffing Services	496	563
Total intersegment revenue	$21,530	$18,923

The following table sets forth the amount of net segment income for the three months ended June 30 (in thousands):

	2010	2009

Inpatient Services	$39,013	$38,810
Rehabilitation Therapy Services	3,921	3,111
Medical Staffing Services	1,802	2,289
Net segment income before Corporate	44,736	44,210
Corporate	(27,333)	(25,842)
Net segment income	$17,403	$18,368

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense and discontinued operations. Net segment income for the three months ended June 30, 2010 for (1) our Inpatient Services segment increased $0.2 million, or 0.5%, to $39.0 million, (2) our Rehabilitation Therapy Services segment increased $0.8 million, or 26.0%, to $3.9 million and (3) our Medical Staffing Services segment decreased $0.5 million, or 21.3%, to $1.8 million in comparison to the three months ended June 30, 2009, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services

Net revenues increased $5.2 million, or 1.2%, to $421.7 million for the three months ended June 30, 2010 from $416.5 million for the three months ended June 30, 2009.  The increase was primarily the result  of:

-	a $5.1 million increase in hospice revenues resulting from an October 2009 acquisition of a hospice company and a higher customer base;

-
an increase of $2.9 million in Medicaid revenues consisting of $1.5 million related to improved rates, which were significantly offset by increased provider tax expense (as discussed below), and $1.4 million from an increase in customer base; and

-	a $1.0 million increase in private pay and other revenues, primarily resulting from higher veterans customer base;

Offset in part by:

-
a decrease of $1.7 million in Medicare revenues as a result of a $3.8 million decrease in revenues due to a lower customer base and a $0.3 million decrease in Medicare Part B revenues, partially offset by a $2.4 million increase in revenues from higher Medicare Part A rates; and

-
a $2.1 million decrease in managed care and commercial insurance revenues driven by lower customer base, which contributed $1.3 million of the decrease, and lower rates, which drove the remaining $0.8 million of the decrease.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Operating salaries and benefits expenses increased $2.3 million, or 1.1%, to $208.8 million for the three months ended June 30, 2010 from $206.5 million for the three months ended June 30, 2009.  The increase was attributable to the following:

-	an increase of $1.8 million in health insurance expense; and

-	wage increases and related benefits and taxes of $1.0 million;

Offset in part by:

-	a decrease of $0.5 million in overtime pay.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $2.1 million, or 13.3%, to $13.7 million for the three months ended June 30, 2010 as compared to $15.8 million for the three months ended June 30, 2009, which was driven by decreased claims related activity in our general and professional liability programs.

Other operating costs increased $4.7 million, or 4.4%, to $112.1 million for the three months ended June 30, 2010 from $107.4 million for the three months ended June 30, 2009.  The increase was attributable to the following:

-	a $1.9 million increase in provider taxes;

-	a $1.1 million increase in contract labor driven by therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $1.1 million increase in purchased services primarily related to housekeeping contracts;

-	a $0.4 million decrease in rebates and vendor cash discounts; and

-	a $0.2 million increase in brochures and forms.

Operating administrative expenses remained at $10.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to lower aggregate salaries offset by the higher cost of benefits.

The provision for losses on accounts receivable decreased $1.2 million, or 19.7%, to $4.9 million for the three months ended June 30, 2010 from $6.1 million for the three months ended June 30, 2009.  The decreased expense is due to improving cash collections trends experienced in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.  These cash collection trends improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

Center rent expense increased $0.6 million, or 3.4%, to $18.5 million for the three months ended June 30, 2010 from $17.9 million for the three months ended June 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

Depreciation and amortization increased $1.3 million, or 12.9%, to $11.4 million for the three months ended June 30, 2010 from $10.1 million for the three months ended June 30, 2009.  The increase was attributable to depreciation of additional property and equipment placed into service during the period.

Net interest expense decreased $0.4 million, or 12.9%, to $2.7 million for the three months ended June 30, 2010 from $3.1 million for the three months ended June 30, 2009.  The decrease is a result of lower interest rates and lower aggregate borrowings.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $6.6 million, or 14.8%, to $51.1 million for the three months ended June 30, 2010 from $44.5 million for the three months ended June 30, 2009. The revenue increase was the result of:

-	an increase of $5.4 million attributable to increased billable minutes, due in part to the addition of 19 new contracts, net of lost contracts;

-	an increase of $1.0 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix; and

-	an increase of $0.2 million in other revenue, primarily related to contract management fees.

Operating salaries and benefits expenses increased $5.3 million, or 14.4%, to $42.1 million for the three months ended June 30, 2010 from $36.8 million for the three months ended June 30, 2009.  The increase was primarily driven by the increase in service volume mentioned above coupled with wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $3.3 million, or 12.4%, to $23.4 million for the three months ended June 30, 2010 from $26.7 million for the three months ended June 30, 2009.  The decrease was primarily the result of:

-	a decrease of $2.0 million due to a decline for therapy and pharmacy staffing hours; and
-	a decrease of $1.3 million due to lower fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses decreased $1.6 million, or 8.6%, to $17.0 million for the three months ended June 30, 2010 as compared to $18.6 million for the three months ended June 30, 2009.  The decrease in operating salaries and benefits is a direct result of the decline in staffing levels for our therapy staffing and temporary physicians.

Corporate

General and administrative expenses not directly attributed to segments increased $1.7 million, or 10.8%, to $17.4 million for the three months ended June 30, 2010 from $15.7 million for the three months ended June 30, 2009.  The increase was primarily due to transaction costs incurred for the proposed restructuring.

Interest expense

Interest expense not directly attributed to operating segments decreased $0.3 million, or 3.2%, to $9.1 million for the three months ended June 30, 2010 from $9.4 million for the three months ended June 30, 2009 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since June 30, 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $11.0 million, or 1.2%, to $947.9 million for the six months ended June 30, 2010 from $936.8 million for the six months ended June 30, 2009. We reported net income for the six month periods ended June 30, 2010 and 2009 of $20.2 million and $20.3 million, respectively.

The increase in net revenues for the 2010 period included $10.6 million of additional revenue in our Inpatient Services segment primarily due to increases in rates from Medicare Part A and Medicaid, although the Medicaid rate increases were significantly offset by increased provider taxes.  Higher Medicaid,  managed care, commercial insurance and Medicare hospice customer bases, the October 2009 acquisition of a hospice company and a $13.3 million increase in revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes and billing rates, also contributed to the increase in net revenues.  This increase was partially offset by lower Medicare Part A and Part B, managed care and commercial insurance customer bases, coupled with a $7.7 million decrease in revenue from our Medical Staffing segment, mainly due to a decrease in billable nursing hours.

Operating salaries and benefits increased $10.0 million, or 1.9%, to $534.9 million (56.4% of net revenues) for the six months ended June 30, 2010 from $524.9 million (56.0% of net revenues) for the six months ended June 30, 2009.  The increase resulted primarily from a $10.8 million increase in our Rehabilitation Therapy segment driven by increased service volume and wage rate increases and a $3.4 million increase in our Inpatient Services segment driven by health insurance costs and wage increases. These increases were offset by a $4.1 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the therapy staffing and pharmacy business.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $2.4 million, or 7.6%, to $29.1 million (3.1% of net revenues) for the six months ended June 30, 2010 from $31.5 million (3.4% of net revenues) for the six months ended June 30, 2009, primarily due to decreased claims related activity in our general and profession liability programs.

Other operating costs increased $2.9 million, or 1.3%, to $219.0 million (23.1% of net revenues) for the six months ended June 30, 2010 from $216.1 million (23.1% of net revenues) for the six months ended June 30, 2009.  The increase was primarily due to provider taxes and increased therapy costs in our Inpatient Services segment resulting from an increase in higher acuity patients requiring more rehabilitation therapy.

Center rent expense increased $0.8 million, or 2.1%, to $37.4 million (3.9% of net revenues) for the six months ended June 30, 2010 from $36.6 million (3.9% of net revenues) for the six months ended June 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

General and administrative expenses increased $0.2 million, or 0.6%, to $32.7 million (3.4% of net revenues) for the six months ended June 30, 2010 from $32.5 million (3.5% of net revenues) for the six months ended June 30, 2009.  The increase was primarily due to transaction costs incurred for the proposed restructuring, offset by decreases in salaries and benefits resulting from restructuring efforts undertaken in 2009.

Depreciation and amortization increased $3.1 million, or 14.3%, to $25.0 million (2.6% of net revenues) for the six months ended June 30, 2010 from $21.9 million (2.3% of net revenues) for the six months ended June 30, 2009.  The increase was attributable to additional depreciation expense for property and equipment acquired during the period.

The provision for losses on accounts receivable increased $0.6 million, or 6.2%, to $10.9 million (1.2% of net revenues) for the six months ended June 30, 2010 from $10.3 million (1.1% of net revenues) for the six months ended June 30, 2009.  The increase resulted from increased credit risk associated with slower cash collections experienced in the six months ended June 30, 2010 when compared with the six months ended June 30, 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net interest expense decreased $1.4 million, or 5.7%, to $23.8 million (2.5% of net revenues) for the six months ended June 30, 2010 from $25.2 million (2.7% of net revenues) for the six months ended June 30, 2009 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the six months ended June 30 (dollars in thousands):

	2010		2009

Inpatient Services	$842,248	88.9%	$831,687	88.8%
Rehabilitation Therapy Services	101,568	10.7	88,247	9.4
Medical Staffing Services	46,871	4.9	54,594	5.8
Corporate	14	-	14	-
Intersegment Eliminations	(42,827)	(4.5)	(37,699)	(4.0)

Total net revenues	$947,874	100.0%	$936,843	100.00%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the six months ended June 30 (in thousands):

	2010	2009

Rehabilitation Therapy Services	$42,187	$36,576
Medical Staffing Services	640	1,123
Total intersegment revenue	$42,827	$37,699

The following table sets forth the amount of net segment income for the six months ended June 30 (in thousands):

	2010	2009

Inpatient Services	$76,771	$80,604
Rehabilitation Therapy Services	7,797	6,000
Medical Staffing Services	3,283	4,310
Net segment income before Corporate	87,851	90,914
Corporate	(52,653)	(52,885)
Net segment income	$35,197	$38,029

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense and discontinued operations. Net segment income for the six months ended June 30, 2010 for (1) our Inpatient Services segment decreased $3.8 million, or 4.8%, to $76.8 million, (2) our Rehabilitation Therapy Services segment increased $1.8 million, or 30.0%, to $7.8 million and (3) our Medical Staffing Services segment decreased $1.0 million, or 23.8%, to $3.3 million in comparison to the six months ended June 30, 2009, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Net revenues increased $10.5 million, or 1.3%, to $842.2 million for the six months ended June 30, 2010 from $831.7 million for the six months ended June 30, 2009.  The increase was primarily the result of:

-
an increase of $11.2 million in Medicaid revenues consisting of $6.2 million related to improved rates, which were significantly offset by increased provider tax expense (as discussed below), and $5.0 million from an increase in customer base; and

-	a $10.4 million increase in hospice revenues resulting from an October 2009 acquisition of a hospice company and a higher customer base;

Offset in part by:

-
a decrease of $6.6 million in Medicare revenues as a result of a $12.3 million decrease in revenues due to a lower customer base and a $0.7 million decrease in Medicare Part B revenues, partially offset by a $6.4 million increase in revenues from higher Medicare Part A rates;

-
a $4.3 million decrease in managed care and commercial insurance revenues driven by lower customer base, which contributed $2.8 million of the decrease, and lower rates, which drove the remaining $1.5 million of the decrease; and

-	a $0.2 million decrease in private pay and other revenues, primarily resulting from lower customer base.

Operating salaries and benefits expenses increased $3.3 million, or 0.8%, to $416.9 million for the six months ended June 30, 2010 from $413.6 million for the six months ended June 30, 2009.  The increase was attributable to the following:

-	an increase of $3.6 million in health insurance expense; and

-	wage increases and related benefits and taxes of $1.7 million;

Offset in part by:

-	a decrease of $2.0 million in overtime pay.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $2.0 million, or 6.8%, to $27.5 million for the six months ended June 30, 2010 as compared to $29.5 million for the six months ended June 30, 2009, which was driven by decreased claims related activity in our general and professional liability programs.

Other operating costs increased $9.8 million, or 4.5%, to $225.5 million for the six months ended June 30, 2010 from $215.7 million for the six months ended June 30, 2009.  The increase was attributable to the following:

-	a $5.8 million increase in provider taxes;

-	a $2.3 million increase in contract labor driven by therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy; and

-	a $1.7 million increase in purchased services primarily related to housekeeping contracts.

Operating administrative expenses decreased $0.5 million, or 2.4%, to $20.1 million for the six months ended June 30, 2010 from $20.6 million for the six months ended June 30, 2009, primarily due to lower aggregate salaries and benefits.

The provision for losses on accounts receivable increased $0.7 million, or 7.1%, to $10.5 million for the six months ended June 30, 2010 from $9.8 million for the six months ended June 30, 2009.  The increase resulted from increased credit

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

risk associated with slower cash collections experienced in the six months ended June 30, 2010 when compared with the six months ended June 30, 2009.

Center rent expense increased $0.8 million, or 2.2%, to $36.7 million for the six months ended June 30, 2010 from $35.9 million for the six months ended June 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

Depreciation and amortization increased $2.9 million, or 14.6%, to $22.7 million for the six months ended June 30, 2010 from $19.8 million for the six months ended June 30, 2009.  The increase was attributable to depreciation of additional property and equipment placed into service since the year ago period.

Net interest expense decreased $0.8 million, or 12.7%, to $5.5 million for the six months ended June 30, 2010 from $6.3 million for the six months ended June 30, 2009.  The decrease is a result of lower interest rates and lower aggregate borrowings.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $13.4 million, or 15.2%, to $101.6 million for the six months ended June 30, 2010 from $88.2 million for the six months ended June 30, 2009. The revenue increase was the result of:

-	an increase of $10.6 million attributable to increased billable minutes, due in part to the addition of 19 new contracts, net of lost contracts;

-	an increase of $2.2 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix; and

-	an increase of $0.6 million in other revenue, primarily related to contract management fees.

Operating salaries and benefits expenses increased $10.8 million, or 14.8%, to $83.8 million for the six months ended June 30, 2010 from $73.0 million for the six months ended June 30, 2009.  The increase was primarily driven by the increase in service volume mentioned above coupled with wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $7.7 million, or 14.1%, to $46.9 million for the six months ended June 30, 2010 from $54.6 million for the six months ended June 30, 2009.  The decrease was primarily the result of:

-	a decrease of $4.4 million due to a decline for therapy and pharmacy staffing hours;

-	a decrease of $1.9 million due to lower fees earned from the temporary placement of physicians;

-	a decrease of $1.2 million attributable to a decline in nurse staffing hours; and

-	a decrease of $0.1 million related to closed offices.

Operating salaries and benefits expenses decreased $4.1 million, or 10.7%, to $34.2 million for the six months ended June 30, 2010 as compared to $38.3 million for the six months ended June 30, 2009.  The decrease in operating salaries and benefits is a direct result of the decline in staffing levels for our nurse staffing, therapy staffing, pharmacy businesses and temporary physicians.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Corporate

General and administrative expenses not directly attributed to segments increased $0.2 million, or 0.6%, to $32.7 million for the six months ended June 30, 2010 from $32.5 million for the six months ended June 30, 2009.  The increase was primarily due to transaction costs incurred for the proposed restructuring, offset by decreases in salaries and benefits resulting from restructuring efforts taken in 2009.

Interest expense

Interest expense not directly attributed to operating segments decreased $0.7 million, or 3.7%, to $18.2 million for the six months ended June 30, 2010 from $18.9 million for the six months ended June 30, 2009 due to lower interest rates on variable rate indebtedness in the current quarter coupled with a decrease in aggregate indebtedness since March 31, 2009.

Liquidity and Capital Resources

For the three and six months ended June 30, 2010, our net income was $10.0 million and $20.2 million, respectively.  As of June 30, 2010, our working capital was $142.4 million and we had cash and cash equivalents of $107.0 million and $663.6 million in borrowings.  On June 30, 2010, we amended our credit agreement, described below under “Loan Agreements.”  One of the changes effected by the amendment was a $25.0 million decrease in our letter of credit facility, and the consequent use of our revolving credit facility for $24.7 million of undrawn letters of credit.  Accordingly, $25.3 million is available for drawing under our revolving credit facility at June 30, 2010.  As of June 30, 2010, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness, and the indenture governing our 9-1/8% Senior Subordinated Notes due 2015.

Based on current levels of operations, we believe that our operating cash flows (which were $31.2 million for the three months ended June 30, 2010 and $69.3 million for the six months ended June 30, 2010), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures,” scheduled debt service payments and our other commitments described in our 2009 Form 10-K in the table under “Obligations and Commitments” at least through the next twelve months.  We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.  Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed.  However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

We have relied on our cash flows to provide for operational needs and capital expenditures.  However, there can be no assurance that our operations will continue to provide sufficient cash flow or that refinancing sources will be available in the future, particularly given current economic conditions.  We anticipate that we will be able to utilize our revolving credit facility if needed, as we expect to remain in compliance with the covenants contained in our credit agreement for at least the next twelve months.  We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.

Prior to completion of the Separation, New Sun will enter into debt agreements that potentially will be secured by substantially all of its assets (other than assets securing mortgage indebtedness). The amount of indebtedness that New Sun will incur will depend on the net cash generated by Sun between July 1, 2010 and the Separation. The actual amount of indebtedness to be incurred by New Sun could decrease if Sun’s cash position at the time the debt agreements are entered into is greater than Sun’s cash position as of June 30, 2010 together with the anticipated net proceeds of an equity offering that Sun anticipates it will complete before the debt agreements are entered into or, conversely, could increase if Sun’s cash position at the time the debt agreements are entered into is less than Sun’s cash position as of June 30, 2010 together with the anticipated net proceeds of the equity offering. It is anticipated that the debt agreements will contain customary covenants that will include restrictions on New Sun’s ability to make acquisitions and other investments, pay dividends, incur additional indebtedness and make capital expenditures as well as customary events of default. The Senior Subordinated Notes and the outstanding term loans under Sun’s Credit Agreement will be repaid at the same time that the debt agreements

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

are entered into by New Sun from the net proceeds to be borrowed by New Sun under these debt agreements, the net proceeds of the indebtedness to be incurred by Sabra prior to completion of the Separation, and Sun’s cash on hand.

Cash Flows

During the three months ended June 30, 2010, net cash provided by operating activities increased by $16.4 million as compared to the same period last year.  In spite of decreased net income of $0.1 million, the increase in cash flows from operating activities was the result of (i) our quarter-over-quarter increase in working capital changes of $15.9 million, driven by changes in accounts receivable, including a $3.8 million impact of additional efforts made to collect Medicare bad debt claims, prepaid expenses and other assets, income taxes payable, accrued compensation and benefits and other liabilities and (ii) a $0.6 million increase in non-cash adjustments to net income, principally related to depreciation and amortization.

Net cash used for investing activities of $10.7 million for the three months and $27.7 million for the six months ended June 30, 2010 were for capital expenditures.

Net cash used for financing activities was $16.0 million of repayments of long-term debt for the three months ended June 30, 2010.  We anticipate refinancing a significant portion of the repaid indebtedness during the third quarter of 2010.  Net cash used for financing activities during the six months ended June 30, 2010 of $39.1 million is comprised of (i) $37.0 million used to repay long-term debt and capital lease obligations and (ii) $2.1 million paid to a non-controlling interest.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $10.7 million and $13.1 million for the three months ended June 30, 2010 and 2009, respectively, and $27.7 million and $25.0 million for the six months ended June 30, 2010 and 2009, respectively.

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

In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (as amended in June 2010, the “Credit Agreement”) in connection with an acquisition.  The June 2010 amendment increased the permitted amount of expenditures for acquisitions, modified certain financial covenants, required a $25.0 million minimum principal repayment by December 31, 2010, decreased our letter of credit facility by $25.0 million and increased interest rates (as stated below).  The Credit Agreement provides for $365.0 million in term loans (of which $308.6 million was outstanding at June 30, 2010), a $50.0 million revolving credit facility ($24.7 million utilized for letters of credit, but otherwise undrawn at June 30, 2010) and a $45.0 million letter of credit facility ($45.0 million outstanding at June 30, 2010).  The final maturity date of the term loans is April 19, 2014, and the revolving credit facility and letter of credit facility terminate on April 19, 2013. Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test, a total leverage covenant and a senior leverage covenant. We were in compliance with these covenants as of June 30, 2010.  The Credit Agreement contains customary events of default, such as our failure to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting certain actions, including incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The Credit Agreement is collateralized by our assets and the assets of most of our subsidiaries.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Amounts borrowed under the term loan facility are due in quarterly installments of 0.25% of the aggregate principal amount of the term loans under the term loan facility outstanding as of January 15, 2008, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 2.0% for alternative base rate loans and 3.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 2.0% for alternative base rate revolving loans and up to 3.0% for LIBOR rate revolving loans based on our total leverage ratio.  The applicable percentages for alternative base rate loans and LIBOR loans will increase by an additional 1.0% on January 1, 2011.  Each year, commencing in 2009, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement.  Pursuant to this requirement, we paid $18.9 million and $8.5 million in the six months ended June 30, 2010 and 2009, respectively.

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

								Fair Value	Fair Value
	Expected Maturity Dates							June 30,	December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010 (1)	2009 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$38,533	$4,587	$4,675	$162,824	$201,590	$67,308	$479,519	$359,033	$442,992
Rate	7.6%	7.2%	7.1%	6.8%	9.1%	6.1%

Variable rate debt	$36,292	$1,533	$1,533	$144,019	$-	$-	$183,377	$178,559	$202,442
Rate	3.2%	2.6%	2.6%	2.6%	-%	-%

Interest rate swaps:
Variable to fixed	$150,000	$-	$-	$-	$-	$-		$1,701	$(5,048)
Average pay rate	4.8%	-	-	-	-	-
Average receive rate	0.3%	-	-	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, Richard Matros, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

ITEM 1A.  RISK FACTORS

Except for the addition of the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our 2009 Form 10-K as updated by our Form 10-Q for the quarter ended March 31, 2010.

The Separation and REIT Conversion Merger may not be completed, which may harm our business, financial position or results of operations.

On May 24, 2010, we announced that we intend to restructure our business by separating our real estate assets and our operating assets into two separate publicly traded companies. The proposed transactions are highly complex and the completion of the transactions may require significant time, effort and expense. This could lead to a distraction from the day to day operations of our business, which could adversely affect our operations.

Although our board of directors has unanimously approved the Separation and REIT Conversion Merger, the completion of the Separation and REIT Conversion Merger is subject to a number of conditions, and there is no assurance that all of the conditions to these transactions will be met or waived and that the Separation and REIT Conversion Merger will be completed. In addition, we reserve the right to abandon, defer or modify the Separation and REIT Conversion Merger at any time, even if our stockholders approve the Separation and REIT Conversion Merger, if our board of directors determines for any reason that these transactions are no longer in the best interests of Sun and our stockholders.

If the Separation and REIT Conversion Merger are not completed for any reason, our business may be harmed in a number of ways, including the following:

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Separation and REIT Conversion Merger will be completed;

•	an adverse reaction from investors and potential investors may reduce our future financing opportunities;

•	the pending Separation and REIT Conversion Merger may cause us to defer or potentially lose business opportunities; and

•
costs related to the transactions, including legal and accounting fees and certain fees payable to our financial advisors, must be paid even if the Separation and REIT Conversion Merger are not completed.

Environmental compliance costs and liabilities associated with our centers may have a material adverse effect on our business, financial position or results of operations.

We are subject to various federal, state and local environmental and health and safety laws and regulations with respect to our centers. These laws and regulations address various matters, including asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, with

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

respect to our owned and leased property, we may be held liable for costs relating to the investigation and clean up of any property from which there has been a release or threatened release of a regulated material and any other affected properties. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination.  Such environmental compliance costs and liabilities may have a material adverse effect on our business, financial position or results of operations.

ITEM 6. EXHIBITS

3.1
Certificate of Designations, Rights and Preferences of the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 24, 2010 (incorporated herein by reference to Exhibit 3.3 of the Company’s registration statement on Form 8-A, filed with the Securities and Exchange Commission on May 24, 2010).

4.1
Rights Agreement, dated May 24, 2010, between Sun Healthcare Group, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form 8-A, filed with the Securities and Exchange Commission on May 24, 2010).

10.1	Amendment No. 1 to Credit Agreement, dated June 30, 2010 among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

July 29, 2010