Form 10-Q
period 2010-09-30
SUN HEALTHCARE GROUP INC
filed 2010-10-28
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes  ☐  No  ☒

As of October 26, 2010, there were 74,803,863 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of September 30, 2010
	As of December 31, 2009

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended September 30, 2010 and 2009
	For the nine months ended September 30, 2010 and 2009

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended September 30, 2010 and 2009
	For the nine months ended September 30, 2010 and 2009

	Notes to Consolidated Financial Statements (unaudited)	8-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 6.	Exhibits	53

Signature		53

References throughout this document to the Company, “we,” “our,” “ours” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws.  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs, the Separation and REIT Conversion Merger (as hereinafter defined), the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations, compliance with and changes in governmental regulations and environmental compliance costs and liabilities associated with our centers.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements.  The forward-looking statements are based on the information currently available and are applicable only as of the date of this report or, in the case of forward-looking statements incorporated by reference, as of the date of the filing that includes the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You are urged to carefully review the disclosures we make concering risks and other factors that may affect our business and operating results, including those referred to in Part II, Item 1A of the 10-Q, and any of those made in our other reports filed with the Securities and Exchange Commission, including our Annual Reort on Form 10-K for the fiscal year ended December 31, 2009 (see Item 1A – “Risk Factors”) and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010 (see Part II – Item 1A).  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	September 30, 2010	December 31, 2009
		(Note 1)
Current assets:
Cash and cash equivalents	$138,350	$104,483
Restricted cash	21,961	24,034
Accounts receivable, net of allowance for doubtful accounts of $65,028
and $55,402 at September 30, 2010 and December 31, 2009, respectively	216,391	220,319
Prepaid expenses and other assets	15,093	21,757
Deferred tax assets	71,940	68,415

Total current assets	463,735	439,008

Property and equipment, net	622,355	622,682
Intangible assets, net	51,428	53,931
Goodwill	338,364	338,296
Restricted cash, non-current	350	3,317
Deferred tax assets	89,818	108,999
Other assets	5,157	4,961
Total assets	$1,571,207	$1,571,194

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30, 2010	December 31, 2009
		(Note 1)
Current liabilities:
Accounts payable	$47,799	$57,109
Accrued compensation and benefits	60,898	58,953
Accrued self-insurance obligations, current portion	45,610	45,661
Income taxes payable	1,605	-
Other accrued liabilities	58,234	55,265
Current portion of long-term debt and capital lease obligations	39,796	46,416

Total current liabilities	253,942	263,404

Accrued self-insurance obligations, net of current portion	127,040	121,948
Long-term debt and capital lease obligations, net of current portion	410,145	654,132
Unfavorable lease obligations, net	10,518	12,663
Other long-term liabilities	60,016	69,983

Total liabilities	861,661	1,122,130

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 10,000,000
shares, zero shares issued and outstanding as of
September 30, 2010 and December 31, 2009	-	-
Common stock of $.01 par value, authorized 125,000,000
shares, 74,788,448 and 43,764,240 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	748	438
Additional paid-in capital	885,083	655,667
Accumulated deficit	(176,285)	(204,012)
Accumulated other comprehensive loss, net	-	(3,029)
Total stockholders' equity	709,546	449,064
Total liabilities and stockholders' equity	$1,571,207	$1,571,194

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	September 30, 2010	September 30, 2009

Total net revenues	$475,997	$470,644
Costs and expenses:
Operating salaries and benefits	270,052	265,597
Self-insurance for workers’ compensation and general and
professional liability insurance	14,621	14,162
Operating administrative expenses	13,343	12,462
Other operating costs	98,089	97,015
Center rent expense	18,954	18,190
General and administrative expenses	14,146	15,586
Depreciation and amortization	12,733	11,457
Provision for losses on accounts receivable	5,141	5,313
Interest, net of interest income of $59 and $106, respectively	10,614	12,231
Transaction costs	4,747	-
Restructuring costs	-	872
Total costs and expenses	462,440	452,885

Income before income taxes and discontinued operations	13,557	17,759
Income tax expense	5,559	7,220
Income from continuing operations	7,998	10,539

Discontinued operations:
Loss from discontinued operations, net of related taxes	(442)	(862)
Loss on disposal of discontinued operations, net of
related taxes	-	(19)
Loss from discontinued operations, net	(442)	(881)

Net income	$7,556	$9,658

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.13	$0.24
Loss from discontinued operations, net	-	(0.02)
Net income	$0.13	$0.22

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.13	$0.24
Loss from discontinued operations, net	-	(0.02)
Net income	$0.13	$0.22

Weighted average number of common and common
equivalent shares outstanding:
Basic	59,516	43,923
Diluted	59,538	44,015

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Nine Months Ended
	September 30, 2010	September 30, 2009

Total net revenues	$1,423,443	$1,406,949
Costs and expenses:
Operating salaries and benefits	804,302	789,744
Self-insurance for workers’ compensation and general and
professional liability insurance	43,702	45,617
Operating administrative expenses	38,932	38,231
Other operating costs	291,348	287,233
Center rent expense	56,306	54,755
General and administrative expenses	44,570	48,057
Depreciation and amortization	37,732	33,329
Provision for losses on accounts receivable	15,985	15,582
Interest, net of interest income of $222 and $310, respectively	34,366	37,422
Transaction costs	6,995	-
Restructuring costs	-	872
Loss on sale of assets, net	-	41
Total costs and expenses	1,374,238	1,350,883

Income before income taxes and discontinued operations	49,205	56,066
Income tax expense	19,990	22,795
Income from continuing operations	29,215	33,271

Discontinued operations:
Loss from discontinued operations, net of related taxes	(1,488)	(2,941)
Loss on disposal of discontinued operations, net of
related taxes	-	(334)
Loss from discontinued operations, net	(1,488)	(3,275)

Net income	$27,727	$29,996

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.58	$0.76
Loss from discontinued operations, net	(0.03)	(0.08)
Net income	$0.55	$0.68

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.58	$0.76
Loss from discontinued operations, net	(0.03)	(0.08)
Net income	$0.55	$0.68

Weighted average number of common and common
equivalent shares outstanding:
Basic	50,184	43,807
Diluted	50,251	43,926

See accompanying notes.

 SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$7,556	$9,658	$27,727	$29,996
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	12,736	11,460	37,744	33,336
Amortization of favorable and unfavorable lease intangibles	(504)	(474)	(1,452)	(1,350)
Provision for losses on accounts receivable	5,289	5,318	16,428	15,599
Loss on sale of assets, including discontinued
operations, net	-	31	-	607
Stock-based compensation expense	1,661	1,476	4,748	4,385
Deferred taxes	3,286	5,500	14,976	18,019
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,307)	1,079	(12,500)	(20,588)
Restricted cash	2,769	(710)	5,040	8,811
Prepaid expenses and other assets	5,399	382	8,012	144
Accounts payable	(4,909)	(6,762)	(3,628)	(11,825)
Accrued compensation and benefits	(2,117)	4,561	1,945	4,927
Accrued self-insurance obligations	199	4	5,041	1,255
Income taxes payable	1,267	-	1,605	-
Other accrued liabilities	4,429	9,355	4,442	8,530
Other long-term liabilities	(676)	(1,004)	(5,775)	177
Net cash provided by operating activities	35,078	39,874	104,353	92,023

Cash flows from investing activities:
Capital expenditures	(13,774)	(16,456)	(41,488)	(41,458)
Purchase of leased real estate	-	-	-	(3,275)
Proceeds from sale of assets held for sale	-	-	-	2,174
Net cash used for investing activities	(13,774)	(16,456)	(41,488)	(42,559)

Cash flows from financing activities:
Borrowings of long-term debt	20,500	20,822	20,500	20,822
Principal repayments of long-term debt and capital lease
obligations	(234,116)	(22,562)	(271,093)	(44,249)
Payment to non-controlling interest	-	-	(2,025)	(311)
Distribution to non-controlling interest	-	-	(69)	(549)
Net proceeds from issuance of common stock	226,001	55	226,001	75
Deferred financing costs	(2,312)	-	(2,312)	-
Net cash provided by (used for) financing activities	10,073	(1,685)	(28,998)	(24,212)

Net increase in cash and cash equivalents	31,377	21,733	33,867	25,252
Cash and cash equivalents at beginning of period	106,973	95,672	104,483	92,153
Cash and cash equivalents at end of period	$138,350	$117,405	$138,350	$117,405

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 202 healthcare centers in 25 states as of October 1, 2010.

On July 1, 2010 we  assumed operations of a skilled nursing center in Idaho that we own but did not previously operate. We also transferred operations of a leased skilled nursing center in Washington to an outside party effective October 1, 2010.

Proposed Restructuring

On May 24, 2010, we announced a plan to restructure our business by separating our real estate assets and our operating assets into two separate publicly traded companies, subject to the approval of our stockholders and other conditions.  The plan consists of certain key transactions including the reorganization, through a series of internal corporate restructurings, such that (i) substantially all of the Company’s owned real property (with a net book value at September 30, 2010 of $486.2 million) and related mortgage indebtedness owed to third parties (with a carrying value at September 30, 2010 of $156.7 million) will be held or assumed by Sabra Health Care REIT, Inc., a Maryland corporation and a wholly owned subsidiary of the Company (“Sabra”), or by one or more subsidiaries of Sabra, and (ii) all of the Company’s operations and other assets and liabilities will be held or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“New Sun”), or by one or more subsidiaries of New Sun.  The Company will distribute to its stockholders on a pro rata basis all of the outstanding shares of New Sun common stock (the “Separation”), together with a pro rata cash distribution to the Company’s stockholders that will aggregate approximately $13 million.  The Company will then merge with and into Sabra, with Sabra surviving the merger as a Maryland corporation and the Company’s stockholders receiving shares of Sabra common stock in exchange for their shares of the Company’s common stock (the “REIT Conversion Merger”). Shares of New Sun common stock and Sabra common stock are both expected to trade on the NASDAQ Global Select Market. Immediately following the Separation and REIT Conversion Merger, New Sun will change its name to Sun Healthcare Group, Inc. The Separation and REIT Conversion Merger are expected to be completed on November 15, 2010.  The historical consolidated financial statements of the Company will become the historical consolidated financial statements of New Sun at the time of the Separation, and New Sun will be treated as the successor registrant to the Company for securities law purposes.

Equity Offering

In August 2010, we completed a public offering of 30,762,500 shares of our common stock. The shares were issued at a public offering price of $7.75 per share, resulting in proceeds of $225.9 million, net of the underwriter’s discount. The net proceeds and other cash on hand were used to repay $225.0 million of our term loans (see Note 2 – “Long-Term Debt and Capital Lease Obligations”).

Transaction Costs

Our results of operations for the three and nine months ended September 30, 2010 include $4.7 million and $7.0 million, respectively, of transaction costs related to the proposed Separation and REIT Conversion Merger, which consist primarily of professional services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at September 30, 2010, and our consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

The Emerging Issues Task Force of the FASB issued an Accounting Standards Update in August 2010 regarding the balance sheet presentation of medical malpractice claims and related insurance recoveries.  Currently there is diversity in practice for health care entities related to the presentation of medical malpractice liability net of insurance recoveries.  The updated guidance requires the insurance recovery receivable to be presented as a gross asset instead of netting it against the medical malpractice liability.  The updated presentation is effective for us beginning with interim filings in 2011.  We are in the process of determining the impact that the adoption of this new guidance will have on our financial position.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 financial statement presentation.  Primarily, we have reclassified the results of operations of the nurse practitioner services group of our Inpatient Services segment (see Note 4 – “Discontinued Operations”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	September 30, 2010	December 31, 2009

Revolving credit facility	$-	$-
Mortgage notes payable due at various dates through 2047, interest at rates from 3.3% to 9.4%, collateralized by the carrying values of
various centers totaling approximately $200,000(1)	165,980	170,608
Term loans	83,374	329,107
Senior subordinated notes	200,000	200,000
Capital leases	587	833
Total long-term obligations	449,941	700,548
Less amounts due within one year	(39,796)	(46,416)
Long-term obligations, net of current portion	$410,145	$654,132

(1)	The mortgage notes payable balance includes fair value premiums of $0.7 million related to acquisitions.

The scheduled or expected maturities of long-term obligations, excluding fair value premiums, as of September 30, 2010, were as follows (in thousands):

For the twelve months ending September 30:

2011	$39,796
2012	4,264
2013	4,375
2014	113,646
2015	220,305
Thereafter	66,895
$449,281

In August 2010, we incurred mortgage indebtedness collateralized by four of our health care centers for $20.5 million, which carries an interest rate of LIBOR plus 4.5%.  This mortgage loan was used to pay off an $8.0 million two-center mortgage note payable and to replace a $12.5 million mortgage note payable repaid in June 2010.

In June 2010, we amended our senior secured credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (the “Credit Agreement”).  The amendment increased the permitted amount of expenditures for acquisitions, modified certain financial covenants, required a $25.0 million minimum principal repayment to be paid by December 31, 2010, decreased our letter of credit facility by $25.0 million and increased interest rates.  The loans under the amended Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans is 2.0% for alternative base rate loans and 3.0% for LIBOR loans; and the applicable percentage for revolving loans is up to 2.0% for alternative base rate revolving loans and up to 3.0% for LIBOR rate revolving loans based on our total leverage ratio.  The $25.0 million decrease in our letter of credit facility has resulted in the use of our revolving credit facility for $24.7 million of undrawn letters of credit.  Accordingly, $25.3 million was available for drawing under our revolving credit facility at September 30, 2010.  The Credit Agreement was terminated and replaced on October 18, 2010 by the New Sun credit agreement described below.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On October 18, 2010, concurrently with the entry into a $285.0 million senior secured credit facility by us and New Sun with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent, we terminated the Credit Agreement and repaid our obligations under the Credit Agreement (see Note 10 – “Subsequent Events”).

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter into such arrangements that qualify for hedge accounting treatment in accordance with GAAP.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive income.  Ineffectiveness, if any, would be recognized in earnings.

We entered into interest rate swap agreements in July 2008 and July 2007 for interest rate risk management purposes, both of which expired in July 2010.  The interest rate swap agreements effectively modified our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate.  The interest rate swap agreements qualified for hedge accounting treatment and were designated as cash flow hedges.  None of our 2010 other comprehensive loss was reclassified into earnings as the agreements expired in July 2010 without any cash settlement.

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	September 30, 2010			December 31, 2009
	Balance Sheet			Balance Sheet
	Location		Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swap				Other Long-Term
agreements	N/A	$	N/A	Liabilities	$5,048

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended September 30 is as follows (in thousands):

			Gain Reclassified from
	Amount of Income in		Accumulated Other Comprehensive
	Other Comprehensive Income		Loss to Income (ineffective portion)
	2010	2009	2010	2009
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$1,020	$390	$-	$-

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the nine months ended September 30 is as follows (in thousands):

			Gain Reclassified from
	Amount of Income in		Accumulated Other Comprehensive
	Other Comprehensive Income		Loss to Income (ineffective portion)
	2010	2009	2010	2009
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$3,029	$695	$-	$-

The amounts stated above for income from changes in the fair value of our interest rate swap agreements are our only sources of other comprehensive income, resulting in comprehensive income of $8.6 million and $30.8 million for the three and nine months ended September 30, 2010, respectively.  Comprehensive income for the three and nine months ended September 30, 2009 was $10.0 million and $30.7 million, respectively.

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$138,350	$138,350	$104,483	$104,483
Restricted cash	$22,311	$22,311	$27,351	$27,351
Long-term debt and capital lease obligations,
including current portion	$449,941	$457,402	$700,548	$690,950
Interest rate swap agreements	$-	$-	$5,048	$5,048

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At September 30, 2010 and December 31, 2009, the fair value of our long-term debt, including current maturities, and our interest rate swap agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of September 30, 2010 and December 31, 2009, respectively (in thousands):

	September 30, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$25,611	$20,555	$5,056
Restricted cash – money market funds	$1,464	$1,464	$-

	December 31, 2009
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$36,480	$31,429	$5,051
Restricted cash – money market funds	$1,275	$1,275	$-
Interest rate swap agreements – liability	$5,048	$-	$5,048

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

During the three months ended September 30, 2010 we developed plans to dispose of our nurse practitioner services group of our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	September 30, 2010
	Inpatient
	Services	Other	Total

Net operating revenues	$279	$-	$279

Loss from discontinued operations, net (1)	$(434)	$(10)	$(442)
Loss on disposal of discontinued operations, net	-	-	-
Loss from discontinued operations, net	$(434)	$(10)	$(442)
(1) Net of related tax benefit of $307

	For the Three Months Ended
	September 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$381	$-	$381

Loss from discontinued operations, net (1)	$(862)	$-	$(862)
Loss on disposal of discontinued operations, net (2)	(19)	-	(19)
Loss from discontinued operations, net	$(881)	$-	$(881)
(1) Net of related tax benefit of $495
(2) Net of related tax benefit of $13

	For the Nine Months Ended
	September 30, 2010
	Inpatient
	Services	Other	Total

Net operating revenues	$732	$-	$732

Loss from discontinued operations, net (1)	$(1,428)	$(60)	$(1,488)
Loss on disposal of discontinued operations, net	-	-	-
Loss from discontinued operations, net	$(1,428)	$(60)	$(1,488)
(1) Net of related tax benefit of $721

	For the Nine Months Ended
	September 30, 2009
	Inpatient
	Services	Other	Total

Net operating revenues	$1,309	$-	$1,309

Loss from discontinued operations, net (1)	$(2,923)	$(18)	$(2,941)
Loss on disposal of discontinued operations, net (2)	(318)	(16)	(334)
Loss from discontinued operations, net	$(3,241)	$(34)	$(3,275)
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

The foundation for most of these methods is our actual historical reported and/or paid loss data, over which we have effective internal controls.  We utilize third-party administrators (“TPAs”) to process claims and to provide us with the data utilized in our semi-annual actuarial analyses.  The TPAs are under the oversight of our in-house risk management and legal functions.  The purpose of these functions is to properly administer the claims so that the historical data is reliable for estimation purposes.  Case reserves, which are approved by our legal and risk management departments, are determined based on our estimate of the ultimate settlement of individual claims.  In instances where our historical data are not statistically credible, stable, or mature, we supplement our experience with skilled nursing industry benchmark reporting and payment patterns.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Activity in our insurance reserves as of and for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2010	$94,930	$67,506	$162,436
Current year provision, continuing operations	7,381	7,149	14,530
Current year provision, discontinued operations	2	5	7
Claims paid, continuing operations	(4,219)	(4,609)	(8,828)
Claims paid, discontinued operations	(563)	(579)	(1,142)
Amounts paid for administrative services and other	(850)	(1,696)	(2,546)
Balance as of March 31, 2010	$96,681	$67,776	$164,457

Current year provision, continuing operations	7,380	7,171	14,551
Current year provision, discontinued operations	2	5	7
Claims paid, continuing operations	(3,605)	(3,943)	(7,548)
Claims paid, discontinued operations	(1,553)	(652)	(2,205)
Amounts paid for administrative services and other	(724)	(1,620)	(2,344)
Balance as of June 30, 2010	$98,181	$68,737	$166,918

Current year provision, continuing operations	7,169	7,452	14,621
Current year provision, discontinued operations	2	5	7
Claims paid, continuing operations	(5,533)	(5,404)	(10,937)
Claims paid, discontinued operations	(377)	(411)	(788)
Amounts paid for administrative services and other	(489)	(1,585)	(2,074)
Balance as of September 30, 2010	$98,953	$68,794	$167,747

Balance as of January 1, 2009	$87,282	$66,587	$153,869
Current year provision, continuing operations	7,237	7,413	14,650
Current year provision, discontinued operations	309	161	470
Claims paid, continuing operations	(4,234)	(5,219)	(9,453)
Claims paid, discontinued operations	(936)	(833)	(1,769)
Amounts paid for administrative services and other	(1,362)	(1,898)	(3,260)
Balance as of March 31, 2009	$88,296	$66,211	$154,507

Current year provision, continuing operations	6,037	6,468	12,505
Current year provision, discontinued operations	334	162	496
Prior year reserve adjustments, continuing operations	4,300	-	4,300
Prior year reserve adjustments, discontinued operations	590	-	590
Claims paid, continuing operations	(6,858)	(5,535)	(12,393)
Claims paid, discontinued operations	(1,487)	(542)	(2,029)
Amounts paid for administrative services and other	(1,117)	(1,757)	(2,874)
Balance as of June 30, 2009	$90,095	$65,007	$155,102

Current year provision, continuing operations	6,937	7,225	14,162
Current year provision, discontinued operations	434	161	595
Claims paid, continuing operations	(5,258)	(4,511)	(9,769)
Claims paid, discontinued operations	(641)	(474)	(1,115)
Amounts paid for administrative services and other	(1,561)	(1,852)	(3,413)
Balance as of September 30, 2009	$90,006	$65,556	$155,562

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

    A summary of the assets and liabilities related to insurance risks at September 30, 2010 and December 31, 2009 is as indicated (in thousands):

	September 30, 2010				December 31, 2009
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,645	$11,047	$14,692	|	$3,406	$12,013	$15,419
Non-current	-	-	-	|	-	-	-
Total	$3,645	$11,047	$14,692	|	$3,406	$12,013	$15,419
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$20,384	$20,323	$40,707	|	$20,369	$20,119	$40,488
Non-current	78,569	48,471	127,040	|	74,561	47,387	121,948
Total	$98,953	$68,794	$167,747	|	$94,930	$67,506	$162,436

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash above excludes $8,229 and $11,932 at September 30, 2010 and December 31, 2009, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Total self-insurance liabilities above exclude $4,903 and $5,173 at September 30, 2010 and December 31, 2009, respectively, related to our employee health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $60,291 for workers’ compensation, as of September 30, 2010, and $250 and $53,191 for general and professional liability insurance and workers’ compensation, respectively, as of December 31, 2009.

(6)  Income Taxes

The provision for income taxes of $5.6 million and $20.0 million for the three and nine months, respectively, ended September 30, 2010 results in an effective rate of approximately 41%.  The provision for income taxes of $7.2 million and $22.8 million for the three and nine months, respectively, ended September 30, 2009 also resulted in an effective tax rate of approximately 41%.  The rates for 2010 and 2009 differ from the statutory tax rate of 35% primarily due to state taxes.

During the second quarter of 2009, the Internal Revenue Service commenced an examination of the tax returns of Sun and Harborside Healthcare Corporation (“Harborisde”) for 2006, and the Harborside tax return for the short-period ended April 19, 2007.  These examinations were completed during the second quarter of 2010, and the net adjustments were immaterial.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $27.6 million at September 30, 2010 and December 31, 2009 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

The Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $25.4 million, which includes approximately $14.6 million due to a significant acquisition in 2007. Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

years and post-ownership change NOLs, there is approximately $109.0 million of NOLs which can be used to offset U.S. taxable income in 2010.  Considering annual IRC Section 382 limitations and built-in gains, we have a total of $229.2 million of utilizable NOL carryforwards to offset taxable income in 2010 and future years.

(7)  Other Events

(a)  Litigation

On September 2, 2010, a lawsuit was filed in California Superior Court by a former employee of a subsidiary of our medical staffing company, alleging violation of various wage and hour provisions of the California Labor Code.   Michelle Nesbit v. ProCare One Nurses, LLC has been filed as a purported class action on behalf of the former employee and all those similarly situated. The complaint alleges that the aggregate claim is less than $5 million.  We are in the process of investigating the allegations set forth in the complaint.  We intend to vigorously defend the lawsuit.

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

We operate in industries that are extensively regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. For example, investigations of our California centers by the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the California Attorney General culminated in a Permanent Injunction and Final Judgment, originally entered in October 2001, as superseded by a Superseding Permanent Injunction and Final Judgment, entered in September 2005, which requires compliance with certain clinical practices in our California centers that are substantially consistent with existing law and our current practices. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, the industries in which we operate are frequently subject to the regulatory supervision of fiscal intermediaries. If a provider is found to have engaged in improper practices, it could be subject to civil, administrative or criminal fines, penalties or restitutionary relief; and reimbursement authorities could also seek the suspension or exclusion of the provider or individual from participation in their program. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations and cash flows.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
September 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$424,160	$30,342	$21,481	$14	$-	$475,997

Intersegment revenues	-	21,397	724	-	(22,121)	-

Total revenues	424,160	51,739	22,205	14	(22,121)	475,997

Operating salaries and benefits	210,927	42,859	16,266	-	-	270,052

Self-insurance for workers’
compensation and general and
professional liability insurance	13,802	435	323	61	-	14,621

Other operating costs	115,009	1,952	3,249	-	(22,121)	98,089

General and administrative expenses(1)	10,777	1,939	627	18,893	-	32,236

Provision for losses on accounts
receivable	4,682	297	162	-	-	5,141

Segment operating income (loss)	$68,963	$4,257	$1,578	$(18,940)	$-	$55,858

Center rent expense	18,629	123	202	-	-	18,954

Depreciation and amortization	11,630	173	181	749	-	12,733

Interest, net	2,570	-	-	8,044	-	10,614

Net segment income (loss)	$36,134	$3,961	$1,195	$(27,733)	$-	$13,557

Identifiable segment assets	$1,182,930	$15,047	$20,631	$333,167	$20,867	$1,572,642

Goodwill	$333,756	$75	$4,533	$-	$-	$338,364

Segment capital expenditures	$12,738	$370	$41	$625	$-	$13,774

______________________________________

(1) General and administrative expenses include operating administrative expenses and transaction costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
September 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$420,374	$26,394	$23,864	$12	$-	$470,644

Intersegment revenues	-	18,592	545	-	(19,137)	-

Total revenues	420,374	44,986	24,409	12	(19,137)	470,644

Operating salaries and benefits	210,543	37,954	17,100	-	-	265,597

Self-insurance for workers’
compensation and general and
professional liability insurance	13,191	542	322	107	-	14,162

Other operating costs	110,309	1,978	3,865	-	(19,137)	97,015

General and administrative expenses(1)	10,282	1,553	628	15,585	-	28,048

Provision for losses on accounts
receivable	5,217	94	2	-	-	5,313

Segment operating income (loss)	$70,832	$2,865	$2,492	$(15,680)	$-	$60,509

Center rent expense	17,848	119	223	-	-	18,190

Depreciation and amortization	10,480	140	179	658	-	11,457

Interest, net	3,024	-	(1)	9,208	-	12,231

Net segment income (loss)	$39,480	$2,606	$2,091	$(25,546)	$-	$18,631

Identifiable segment assets	$1,160,202	$15,499	$24,793	$876,215	$(528,443)	$1,548,266

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$15,384	$167	$8	$897	$-	$16,456

______________________________________

(1) General and administrative expenses include operating administrative expenses and transaction costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,265,980	$89,723	$67,712	$28	$-	1,423,443

Intersegment revenues	-	63,584	1,364	-	(64,948)	-

Total revenues	1,265,980	153,307	69,076	28	(64,948)	1,423,443

Operating salaries and benefits	627,188	126,670	50,444	-	-	804,302

Self-insurance for workers’
compensation and general and
professional liability insurance	41,268	1,298	953	183	-	43,702

Other operating costs	340,451	5,947	9,898	-	(64,948)	291,348

General and administrative expenses(1)	30,907	6,065	1,959	51,566	-	90,497

Provision for losses on accounts
receivable	15,078	722	185	-	-	15,985

Segment operating income (loss)	$211,088	$12,605	$5,637	$(51,721)	$-	$177,609

Center rent expense	55,326	364	616	-	-	56,306

Depreciation and amortization	34,320	484	543	2,385	-	37,732

Interest, net	8,087	-	(1)	26,280	-	34,366

Net segment income (loss)	$113,355	$11,757	$4,479	$(80,386)	$-	$49,205

Identifiable segment assets	$1,182,930	$15,047	$20,631	$333,167	$20,867	$1,572,642

Goodwill	$333,756	$75	$4,533	$-	$-	$338,364

Segment capital expenditures	$38,409	$700	$190	$2,189	$-	$41,488

______________________________________

(1) General and administrative expenses include operating administrative expenses and transaction costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2009
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,251,524	$78,063	$77,335	$27	$-	1,406,949

Intersegment revenues	-	55,168	1,668	-	(56,836)	-

Total revenues	1,251,524	133,231	79,003	27	(56,836)	1,406,949

Operating salaries and benefits	623,375	110,944	55,426	-	-	789,745

Self-insurance for workers’
compensation and general and
professional liability insurance	42,672	1,619	1,015	311	-	45,617

Other operating costs	325,909	5,697	12,462	-	(56,836)	287,233

General and administrative expenses(1)	30,834	5,246	2,148	48,060	-	86,288

Provision for losses on accounts
receivable	14,957	374	251	-	-	15,582

Segment operating income (loss)	$213,777	$9,351	$7,701	$(48,344)	$-	$182,485

Center rent expense	53,707	348	700	-	-	54,755

Depreciation and amortization	30,323	399	601	2,006	-	33,329

Interest, net	9,345	(2)	(1)	28,080	-	37,422

Net segment income (loss)	$120,402	$8,606	$6,401	$(78,430)	$-	$56,979

Identifiable segment assets	$1,160,202	$15,499	$24,793	$876,215	$(528,443)	$1,548,266

Goodwill	$322,412	$75	$4,533	$-	$-	$327,020

Segment capital expenditures	$38,957	$425	$59	$2,017	$-	$41,458

______________________________________

(1) General and administrative expenses include operating administrative expenses and transaction costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	September 30,
	2010	2009

Net segment income	$13,557	$18,631
Restructuring costs	-	(872)
Consolidated income before income taxes and
discontinued operations	$13,557	$17,759

	For the Nine Months Ended
	September 30,
	2010	2009

Net segment income	$49,205	$56,979
Restructuring costs	-	(872)
Loss on sale of assets	-	(41)
Consolidated income before income taxes and
discontinued operations	$49,205	$56,006

(9) Summarized Consolidating Information

In connection with the Company's offering of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”) in April 2007, certain 100% owned subsidiaries of the Company (the “Guarantors”) have, jointly and severally, unconditionally guaranteed the Notes. These guarantees are subordinated to all existing and future senior debt and senior guarantees of the Guarantors and are unsecured.   See Note 10 – “Subsequent Events” for information about the impact of the Separation and REIT Conversion Merger on the Notes.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$118,072	$17,640	$2,638	$-	$138,350
Restricted cash	14,692	4,402	2,867	-	21,961
Accounts receivable, net	-	214,649	1,790	(48)	216,391
Prepaid expenses and other assets	4,394	12,335	385	(2,021)	15,093
Deferred tax assets	-	74,857	1,298	(4,215)	71,940
Total current assets	137,158	323,883	8,978	(6,284)	463,735
Property and equipment, net	8,549	548,507	65,299	-	622,355
Intangible assets, net	30,865	16,200	4,862	(499)	51,428
Goodwill	-	334,407	3,957	-	338,364
Restricted cash, non-current	-	350	-	-	350
Other assets	483	4,754	9	(89)	5,157
Deferred tax assets	15,410	86,264	-	(11,856)	89,818
Intercompany balances	223,412	-	3,829	(227,241)	-
Investment in subsidiaries	716,774	-	-	(716,774)	-
Total assets	$1,132,651	$1,314,365	$86,934	$(962,743)	$1,571,207

Current liabilities:
Accounts payable	$15,437	$31,760	$650	$(48)	$47,799
Accrued compensation and benefits	7,237	52,916	745	-	60,898
Accrued self-insurance obligations, current	4,029	41,581	-	-	45,610
Income taxes payable	1,605	-	-	-	1,605
Other accrued liabilities	14,665	40,080	3,489	-	58,234
Deferred tax liability	4,214	-	-	(4,214)	-
Current portion of long-term debt	857	37,724	1,215	-	39,796
Total current liabilities	48,044	204,061	6,099	(4,262)	253,942
Accrued self-insurance obligations, net of current	53,292	73,319	429	-	127,040
Deferred tax liability	-	-	11,856	(11,856)	-
Long-term debt, net of current	283,038	64,382	62,725	-	410,145
Unfavorable lease obligations, net	-	11,017	-	(499)	10,518
Intercompany balances	-	229,352	-	(229,352)	-
Other long-term liabilities	38,731	21,285	-	-	60,016
Total liabilities	423,105	603,416	81,109	(245,969)	861,661

Stockholders’ equity:
Common stock	748	-	-	-	748
Additional paid-in capital	885,083	-	-	-	885,083
Accumulated deficit	(176,285)	710,949	5,825	(716,774)	(176,285)
Total stockholders' equity	709,546	710,949	5,825	(716,774)	709,546
Total liabilities and stockholders' equity	$1,132,651	$1,314,365	$86,934	$(962,743)	$1,571,207

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$15	$490,483	$7,620	$(22,121)	$475,997
Costs and expenses:
Operating salaries and benefits	-	265,743	4,309	-	270,052
Self-insurance for workers’ compensation and
general and professional liability insurance	61	14,365	195	-	14,621
General and administrative expenses(1)	14,516	12,973	-	-	27,489
Other operating costs	-	118,419	1,791	(22,121)	98,089
Center rent expense	-	18,749	205	-	18,954
Depreciation and amortization	749	11,377	607	-	12,733
Provision for losses on accounts receivable	-	5,074	67	-	5,141
Interest, net	7,979	1,563	1,072	-	10,614
Transaction costs	4,747	-	-	-	4,747
Income from investment in subsidiaries	(24,099)	-	-	24,099	-
Total costs and expenses	3,953	448,263	8,246	1,978	462,440

(Loss) income before income taxes and
discontinued operations	(3,938)	42,220	(626)	(24,099)	13,557
Income tax (benefit) expense	(11,494)	17,310	(257)	-	5,559
Income (loss) from continuing operations	7,556	24,910	(369)	(24,099)	7,998

Discontinued operations:
Income (loss) from discontinued operations, net	-	(486)	44	-	(442)
Loss on disposal of discontinued
operations, net	-	-	-	-	-
Loss on discontinued operations, net	-	(486)	44	-	(442)

Net income (loss)	$7,556	$24,424	$(325)	$(24,099)	$7,556

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$12	$481,810	$7,959	$(19,137)	$470,644
Costs and expenses:
Operating salaries and benefits	-	261,390	4,207	-	265,597
Self-insurance for workers’ compensation and
general and professional liability insurance	108	13,895	159	-	14,162
General and administrative expenses(1)	16,034	12,014	-	-	28,048
Other operating costs	-	114,335	1,817	(19,137)	97,015
Center rent expense	-	18,005	185	-	18,190
Depreciation and amortization	658	10,213	586	-	11,457
Provision for losses on accounts receivable	-	5,244	69	-	5,313
Interest, net	9,076	2,032	1,123	-	12,231
Restructuring costs	-	872	-	-	872
Income from investment in subsidiaries	(24,918)	-	-	24,918	-
Total costs and expenses	958	438,000	8,146	5,781	452,885

(Loss) income before income taxes and
discontinued operations	(946)	43,810	(187)	(24,918)	17,759
Income tax (benefit) expense	(10,604)	17,901	(77)	-	7,220
Income (loss) from continuing operations	9,658	25,909	(110)	(24,918)	10,539

Discontinued operations:
Loss from discontinued operations, net	-	(524)	(338)	-	(862)
(Loss) gain on disposal of discontinued
operations, net	-	(32)	13	-	(19)
Loss on discontinued operations, net	-	(556)	(325)	-	(881)

Net income (loss)	$9,658	$25,353	$(435)	$(24,918)	$9,658

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$29	$1,465,391	$22,971	$(64,948)	$1,423,443
Costs and expenses:
Operating salaries and benefits	-	791,337	12,965	-	804,302
Self-insurance for workers’ compensation and
general and professional liability insurance	183	42,934	585	-	43,702
General and administrative expenses(1)	45,682	37,820	-	-	83,502
Other operating costs	-	351,020	5,276	(64,948)	291,348
Center rent expense	-	55,691	615	-	56,306
Depreciation and amortization	2,385	33,530	1,817	-	37,732
Provision for losses on accounts receivable	-	15,721	264	-	15,985
Interest, net	26,007	5,134	3,225	-	34,366
Transaction costs	6,995	-	-	-	6,995
Income from investment in subsidiaries	(75,953)	-	-	75,953	-
Total costs and expenses	5,299)	1,333,187	24,747	11,005	1,374,238

(Loss) income before income taxes and
discontinued operations	(5,270)	132,204	(1,776)	(75,953)	49,205
Income tax (benefit) expense	(32,997)	53,709	(722)	-	19,990
Income (loss) from continuing operations	27,727	78,495	(1,054)	(75,953)	29,215

Discontinued operations:
(Loss) income from discontinued operations, net	-	(1,557)	69	-	(1,488)
Loss on disposal of discontinued
operations, net	-	-	-	-	-
Loss on discontinued operations, net	-	(1,557)	69	-	(1,488)

Net income (loss)	$27,727	$76,938	$(985)	$(75,953)	$27,727

(1) Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Total net revenues	$27	$1,441,334	$22,424	$(56,836)	$1,406,949
Costs and expenses:
Operating salaries and benefits	-	777,431	12,313	-	789,744
Self-insurance for workers’ compensation and
general and professional liability insurance	315	44,824	478	-	45,617
General and administrative expenses(1)	49,462	36,826	-	-	86,288
Other operating costs	-	338,655	5,414	(56,836)	287,233
Center rent expense	-	54,200	555	-	54,755
Depreciation and amortization	2,006	29,578	1,745	-	33,329
Provision for losses on accounts receivable	-	15,263	319	-	15,582
Interest, net	27,673	6,388	3,361	-	37,422
Loss on sale of assets, net	-	48	(7)	-	41
Restructuring costs	-	872	-	-	872
Income from investment in subsidiaries	(76,859)	-	-	76,859	-
Total costs and expenses	2,597	1,304,085	24,178	20,023	1,350,883

(Loss) income before income taxes and
discontinued operations	(2,570)	137,249	(1,754)	(76,859)	56,066
Income tax (benefit) expense	(32,566)	56,080	(719)	-	22,795
Income (loss) from continuing operations	29,996	81,169	(1,035)	(76,859)	33,271

Discontinued operations:
Loss from discontinued operations, net	-	(1,801)	(1,140)	-	(2,941)
(Loss) gain on disposal of discontinued
operations, net	-	(566)	232	-	(334)
Loss on discontinued operations, net	-	(2,367)	(908)	-	(3,275)

Net income (loss)	$29,996	$78,802	$(1,943)	$(76,859)	$29,996

(1)   Includes operating administrative expenses

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$59,393	$41,905	$3,055	$-	$104,353

Cash flows from investing activities:
Capital expenditures	(1,738)	(39,527)	(223)	-	(41,488)
Net cash used for investing activities	(1,738)	(39,527)	(223)	-	(41,488)

Cash flows from financing activities:
Borrowings of long-term debt	-	15,648	4,852	-	20,500
Principal repayments of long-term debt and capital
lease obligations	(245,733)	(20,046)	(5,314)	-	(271,093)
Payment to non-controlling interest	-	-	(2,025)	-	(2,025)
Distribution to non-controlling interest	-	-	(69)	-	(69)
Proceeds from issuance of common stock	226,001	-	-	-	226,001
Deferred financing costs	(2,312)	-	-	-	(2,312)
Net cash used for financing activities	(22,044)	(4,398)	(2,556)	-	(28,998)
Net increase (decrease) in cash and cash equivalents	35,611	(2,020)	276	-	33,867
Cash and cash equivalents at beginning of period	82,462	19,659	2,362	-	104,483
Cash and cash equivalents at end of period	$118,073	$17,639	$2,638	$-	$138,350

For the Nine Months Ended September 30, 2009
(in thousands)

		Combined	Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net cash provided by operating activities	$44,227	$42,223	$5,573	$-	$92,023

Cash flows from investing activities:
Capital expenditures	(2,014)	(39,102)	(342)	-	(41,458)
Purchase of lease real estate	-	(3,275)	-	-	(3,275)
Proceeds from sale of assets held for sale	-	2,174	-	-	2,174
Net cash used for investing activities	(2,014)	(40,203)	(342)	-	(42,559)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,822	-	-	20,822
Principal repayments of long-term debt and capital
lease obligations	(16,494)	(23,310)	(4,445)	-	(44,249)
Payment to non-controlling interest	-	-	(311)	-	(311)
Distribution to non-controlling interest	-	-	(549)	-	(549)
Proceeds from issuance of common stock	75	-	-	-	75
Net cash used for financing activities	(16,419)	(2,488)	(5,305)	-	(24,212)
Net increase (decrease) in cash and cash equivalents	25,794	(468)	(74)	-	25,252
Cash and cash equivalents at beginning of period	72,529	17,952	1,672	-	92,153
Cash and cash equivalents at end of period	$98,323	$17,484	$1,598	$-	$117,405

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(10)  Subsequent Event

On October 18, 2010, New Sun entered into a $285.0 million senior secured credit facility (the “New Sun Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The New Sun Credit Agreement provides for $150.0 million in term loans, a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans.  The revolving credit facility was undrawn on October 28, 2010. The proceeds of the term loans were used to repay outstanding term loans under our existing Credit Agreement and provide funds for general corporate purposes.  The letter of credit facility replaced the letter of credit facility under our Credit Agreement.  The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.  However, if our 9.125% Senior Subordinated Notes due 2015 are outstanding on January 13, 2015, the term loans will mature, and the letter of credit facility and revolving credit facility will terminate, on January 13, 2015.

       Amounts borrowed under the term loan facility are due in quarterly installments of $2.5 million, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  The loans under the New Sun Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) the greater of 1.75% or London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus one-half of 1.0%, and (iii) one-month LIBOR adjusted for statutory reserves plus 1%.  The applicable percentage for term loans and revolving loans is 4.75% for alternative base rate loans and 5.75% for LIBOR loans.

In October 2010, subsidiaries of Sabra issued $225 million aggregate principal amount of senior notes due 2018 in a private offering (the “Sabra Offering”), the net proceeds from which have been placed in escrow pending the satisfaction or waiver of certain conditions, including certain conditions to the Separation and REIT Conversion Merger.  Upon the satisfaction or waiver of these conditions, the proceeds from the offering will be used, together with cash from us, to redeem the Notes, including accrued interest and the redemption premium.  We have guaranteed the obligations of the Sabra issuers under the notes issued pursuant to the Sabra Offering pending completion of the Separation and REIT Conversion Merger.

In October 2010, we refinanced mortgage indebtedness collateralized by nine of our health care centers with a $35.6 million carrying value as of September 30, 2010.  The new mortgage indebtedness is for an initial amount of $30.0 million, carries interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%), and is collateralized by seven of our health care centers.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun Healthcare Group, Inc.’s subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 166 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers with 23,189 licensed beds located in 25 states as of September 30, 2010. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. We cannot predict the effect these newly enacted laws or any future legislation or regulation will have on our future operations, including future reimbursement rates and occupancy in our inpatient facilities.

Proposed Restructuring

On May 24, 2010, we announced a plan to restructure our business by separating our real estate assets and our operating assets into two separate publicly traded companies, subject to the approval of our stockholders and other conditions.  The plan consists of certain key transactions including the reorganization, through a series of internal corporate restructurings, such that (i) substantially all of the Company’s owned real property (with a net book value at September 30, 2010 of $486.2 million) and related mortgage indebtedness owed to third parties (with a carrying value at September 30, 2010 of $156.8 million) will be held or assumed by Sabra Health Care REIT, Inc., a Maryland corporation and a wholly owned subsidiary of the Company (“Sabra”), or by one or more subsidiaries of Sabra, and (ii) all of the Company’s operations and other assets and liabilities will be held or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“New Sun”), or by one or more subsidiaries of New Sun.  The Company will distribute to its stockholders on a pro rata basis all of the outstanding shares of New Sun common stock (the “Separation”), together with a pro rata cash distribution to the Company’s stockholders that will aggregate approximately $13 million.  The Company will then merge with and into Sabra, with Sabra surviving the merger as a Maryland corporation and the Company’s stockholders receiving shares of Sabra common stock in exchange for their shares of the Company’s common stock (the “REIT Conversion Merger”). Shares of New Sun common stock and Sabra common stock are both expected to trade on the NASDAQ Global Select Market. Immediately following the Separation and REIT Conversion Merger, New Sun will change its name to Sun Healthcare Group, Inc. The Separation and REIT Conversion Merger are expected to be completed on November 15, 2010.  The historical consolidated financial statements of the Company will become the historical consolidated financial statements of New Sun at the time of the Separation, and New Sun will be treated as the successor registrant to the Company for securities law purposes.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table sets forth the revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Nine Months Ended
Sources of Revenues	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009

Consolidated:
Medicaid	$194,936	41.0%	$189,878	40.3%	$574,856	40.4%	$559,358	39.8%
Medicare	138,125	29.0	137,857	29.3	421,398	29.6	417,059	29.6
Private pay and other	118,758	24.9	118,516	25.2	354,553	24.9	353,941	25.1
Managed care and
commercial insurance	24,178	5.1	24,393	5.2	72,636	5.1	76,591	5.4
Total	$475,997	100.0%	$470,644	100.0%	$1,423,443	100%	$1,406,949	100.0%

Inpatient Only:
Medicaid	$194,904	46.0%	$189,856	45.2%	$574,759	45.4%	$559,256	44.7%
Medicare	133,350	31.4	133,899	31.9	407,448	32.2	404,992	32.4
Private pay and other	71,997	17.0	72,395	17.2	211,982	16.7	211,163	16.9
Managed care and
commercial insurance	23,909	5.6	24,224	5.7	71,791	5.7	76,113	6.1
Total	$424,160	100.0%	$420,374	100.0%	$1,265,980	100.0%	$1,251,524	100.0%

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

On July 31, 2009, CMS issued its final rule for skilled nursing facilities for the 2010 federal fiscal year, which commenced on October 1, 2009.  This rule provides for a market basket increase of 2.2% in our reimbursement rates and a 3.3% reduction for a forecast error/parity adjustment.  Notwithstanding this reduction in reimbursement rates for the 2010 federal fiscal year, as shown in the table below, we did experience a slight increase in our average amount of Medicare Part

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

A revenues on a per patient, per day basis in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due to a higher acuity mix of our patient population.

In addition to the changes that affect the 2010 federal fiscal year, the rule also contained provisions for the 2011 federal fiscal year, which commenced on October 1, 2010.  The changes create a RUG-IV system that contains 66 levels of care.  The basis for calculating the RUG-IV category is the Minimum Data Set (“MDS”) 3.0, a patient assessment tool, which was also implemented on October 1, 2010.  The MDS 3.0 replaces the MDS 2.0 which is the basis of the RUG-III levels of care. The RUG-IV system changes the way certain services that occur prior to the residency at a skilled nursing center impact reimbursement (known as the look back provision) and the extent to which therapy services that are delivered on a concurrent basis impact reimbursement.

A portion of the provisions of the 2010 final rule applicable to the 2011 federal fiscal year was subsequently changed by the ACA.  The ACA postponed the implementation of the RUG-IV reimbursement system but maintained the changes in the look back and concurrent therapy provisions. The House of Representatives has passed legislation that rescinds the postponement of the RUG IV implementation, but such legislation has not been passed by the Senate.

On July 16, 2010, CMS issued its final rule for skilled nursing facilities for the 2011 federal fiscal year, which commenced on October 1, 2010.  This rule provides for a market basket increase of 2.3% which is reduced by a prior period market basket adjustment of 0.6%, generating a net market basket increase of 1.7%.

The rule also addressed the postponement of the implementation of RUG-IV.  If this postponement is not rescinded, CMS will implement a Hybrid RUG III system (“HR-III”).  The HR-III system was not available for implementation on the effective date of October 1, 2010.  CMS has stated that it will make payments from October 1, 2010 until the HR-III system is implemented using the RUG-IV system.  Payments would then be adjusted retroactively from the date of the HR-III implementation to October 1, 2010.

CMS has stated that it will implement either the RUG-IV or the HR-III system on a budget neutral basis. Based on this assertion, we believe that the impact of the system change will be budget neutral plus 1.7%.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
$463.36	$457.79	$464.46	$454.15

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services. An automatic exception to this limit is in place for patients residing in skilled nursing centers until December 31, 2010. In addition, therapy rates are calculated using the Physicians Fee Schedule, for which rates are subject to a reduction of 21.3% based on a statutory formula. Congress has repeatedly eliminated this reduction in prior years and has eliminated it through November 30, 2010.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
$173.49	$172.06	$173.29	$170.86

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
$159.57	$159.38	$159.71	$159.37

Managed Care and Insurance

During the three months ended September 30, 2010, we received 5.1% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
$375.76	$371.09	$369.09	$373.86

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Private Payors, Veterans and Other

During the three months ended September 30, 2010, we received 24.9% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
$186.21	$178.09	$188.21	$178.38

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total net revenues	$475,997	$470,644	100%	100%
Costs and expenses:
Operating salaries and benefits	270,052	265,597	56.7	56.4
Self-insurance for workers’ compensation and
general and professional liabilities	14,621	14,162	3.1	3.0
Other operating costs (1)	111,432	109,477	23.4	23.3
Center rent expense	18,954	18,190	4.0	3.9
General and administrative expenses (2)	18,893	15,586	4.0	3.3
Depreciation and amortization	12,733	11,457	2.7	2.4
Provision for losses on accounts receivable	5,141	5,313	1.1	1.1
Interest, net	10,614	12,231	2.2	2.6
Other costs	-	872	-	0.2
Income before income taxes and discontinued
operations	13,557	17,759	2.8	3.8
Income tax expense	5,559	7,220	1.2	1.5
Income from continuing operations	7,998	10,539	1.6	2.3
Loss from discontinued operations, net	(442)	(881)	(0.0)	(0.2)
Net income	$7,556	$9,658	1.6%	2.1%

Supplemental Financial Information (3):
EBITDA	$36,904	$41,447	7.8%	8.8%
Adjusted EBITDA	$36,904	$42,319	7.8%	9.0%
Adjusted EBITDAR	$55,858	$60,509	11.7%	12.9%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Nine	For the Nine	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total net revenues	$1,423,443	$1,406,949	100%	100%
Costs and expenses:
Operating salaries and benefits	804,302	789,744	56.5	56.1
Self-insurance for workers’ compensation and
general and professional liabilities	43,702	45,617	3.1	3.2
Other operating costs (1)	330,280	325,464	23.2	23.1
Center rent expense	56,306	54,755	4.0	3.9
General and administrative expenses (2)	51,565	48,057	3.6	3.4
Depreciation and amortization	37,732	33,329	2.7	2.4
Provision for losses on accounts receivable	15,985	15,582	1.1	1.1
Interest, net	34,366	37,422	2.4	2.7
Other costs	-	913	-	0.1
Income before income taxes and discontinued
operations	49,205	56,066	3.5	3.9
Income tax expense	19,990	22,795	1.4	1.6
Income from continuing operations	29,215	33,271	2.1	2.3
Loss from discontinued operations, net	(1,488)	(3,275)	(0.1)	(0.2)
Net income	$27,727	$29,996	1.9%	2.1%

Supplemental Financial Information (3):
EBITDA	$121,303	$126,817	8.5%	9.0%
Adjusted EBITDA	$121,303	$127,730	8.5%	9.0%
Adjusted EBITDAR	$177,609	$182,485	12.5%	13.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table provides a reconciliation of our net income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$7,556	$9,658	$27,727	$29,996

Plus:
Loss from discontinued operations, net	442	881	1,488	3,275
Interest expense, net	10,614	12,231	34,366	37,422
Income tax expense	5,559	7,220	19,990	22,795
Depreciation and amortization	12,733	11,457	37,732	33,329
EBITDA	$36,904	$41,447	$121,303	$126,817

Plus:
Restructuring costs	-	872	-	872
Loss on sale of assets, net	-	-	-	41
Adjusted EBITDA	$36,904	$42,319	$121,303	$127,730

Plus:
Center rent expense	18,954	18,190	56,306	54,755
Adjusted EBITDAR	$55,858	$60,509	$177,609	$182,485

The following discussion of the “Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009” is based, in part, on the financial information presented in Note 8 – “Segment Information” in our interim consolidated financial statements.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $5.4 million, or 1.1%, to $476.0 million for the three months ended September 30, 2010 from $470.6 million for the three months ended September 30, 2009.  We reported net income for the three month periods ended September 30, 2010 and 2009 of $7.6 million and $9.7 million, respectively.

The increase in net revenues for the 2010 period included $3.8 million of additional revenue in our Inpatient Services segment primarily due to higher hospice revenue plus the October 2009 acquisition of a hospice company.  A $6.7 million increase in revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes and billing rates, also contributed to the increase in net revenues.  These increases were partially offset by a $2.2 million decrease in revenue from our Medical Staffing segment, mainly due to a decrease in billable therapy and pharmacy hours plus reduced fees from temporary placement of physicians.

Operating salaries and benefits increased $4.5 million, or 1.7%, to $270.1 million (56.7% of net revenues) for the three months ended September 30, 2010 from $265.6 million (56.4% of net revenues) for the three months ended September 30, 2009.  The increase resulted primarily from a $4.8 million increase in our Rehabilitation Therapy segment driven by increased service volume and wage rate increases and a $0.4 million increase in our Inpatient Services segment driven by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

health insurance costs. These increases were offset by a $0.8 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the therapy staffing and pharmacy businesses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $0.4 million, or 2.8%, to $14.6 million (3.1% of net revenues) for the three months ended September 30, 2010 from $14.2 million (3.0% of net revenues) for the three months ended September 30, 2009, primarily due to increased claims related activity in our workers’ compensation self-insurance.

Other operating costs increased $1.9 million, or 1.7%, to $111.4 million (23.4% of net revenues) for the three months ended September 30, 2010 from $109.5 million (23.3% of net revenues) for the three months ended September 30, 2009.  The increase was primarily due to provider taxes and increased therapy costs in our Inpatient Services segment resulting from an increase in higher acuity patients requiring more rehabilitation therapy.

Center rent expense increased $0.8 million, or 4.4%, to $19.0 million (4.0% of net revenues) for the three months ended September 30, 2010 from $18.2 million (3.9% of net revenues) for the three months ended September 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

General and administrative expenses increased $3.3 million, or 21.2%, to $18.9 million (4.0% of net revenues) for the three months ended September 30, 2010 from $15.6 million (3.3% of net revenues) for the three months ended September 30, 2009.  The increase was primarily due to the $4.7 million of transaction costs incurred in connection with the Separation and REIT Conversion Merger.

Depreciation and amortization increased $1.2 million, or 10.4%, to $12.7 million (2.7% of net revenues) for the three months ended September 30, 2010 from $11.5 million (2.4% of net revenues) for the three months ended September 30, 2009.  The increase was attributable to additional depreciation expense for property and equipment placed into service since the year ago period.

The provision for losses on accounts receivable decreased $0.2 million, or 3.8%, to $5.1 million (1.1% of net revenues) for the three months ended September 30, 2010 from $5.3 million (1.1% of net revenues) for the three months ended September 30, 2009.  The decrease resulted from improving cash collections trends, which improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.

Net interest expense decreased $1.6 million, or 13.1%, to $10.6 million (2.2% of net revenues) for the three months ended September 30, 2010 from $12.2 million (2.6% of net revenues) for the three months ended September 30, 2009 due to lower interest rates on variable rate indebtedness in the 2010 quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended September 30 (dollars in thousands):

	2010		2009

Inpatient Services	$424,160	89.0%	$420,374	89.3%
Rehabilitation Therapy Services	51,739	10.9	44,986	9.6
Medical Staffing Services	22,205	4.7	24,409	5.2
Corporate	14	-	12	-
Intersegment Eliminations	(22,121)	(4.6)	(19,137)	(4.1)

Total net revenues	$475,997	100%	$470,644	100%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended September 30 (in thousands):

	2010	2009

Rehabilitation Therapy Services	$21,397	$18,592
Medical Staffing Services	724	545
Total intersegment revenue	$22,121	$19,137

The following table sets forth the amount of net segment income for the three months ended September 30 (in thousands):

	2010	2009

Inpatient Services	$36,134	$39,480
Rehabilitation Therapy Services	3,961	2,606
Medical Staffing Services	1,195	2,091
Net segment income before Corporate	41,290	44,177
Corporate	(27,733)	(25,546)
Net segment income	$13,557	$18,631

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs, loss on sale of assets and discontinued operations. Net segment income for the three months ended September 30, 2010 for (1) our Inpatient Services segment decreased $3.4 million, or 8.6%, to $36.1 million, (2) our Rehabilitation Therapy Services segment increased $1.4 million, or 53.8%, to $4.0 million and (3) our Medical Staffing Services segment decreased $0.9 million, or 42.9%, to $1.2 million in comparison to the three months ended September 30, 2009, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services

Net revenues increased $3.8 million, or 0.9%, to $424.2 million for the three months ended September 30, 2010 from $420.4 million for the three months ended September 30, 2009.  The increase was primarily the result of:

-
an increase of $5.4 million in Medicaid revenues consisting of $3.9 million from an increase in customer base and a $1.5 million increase related to improved rates, which were significantly offset by increased provider tax expense (as discussed below);

-	a $4.0 million increase in hospice revenues resulting from an October 2009 acquisition of a hospice company and a higher customer base; and

-	a $1.4 million increase in other revenue, primarily resulting from higher veterans customer base;

Offset in part by:

-
a decrease of $4.1 million in Medicare revenues as a result of a $6.0 million decrease in revenues due to a lower customer base, partially offset by a $1.4 million increase in revenues from higher Medicare Part A rates and a $0.5 million increase in Medicare Part B revenues;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a decrease of $2.3 million in revenues from private payors consisting of $5.3 million from a decrease in customer base partially offset by a $3.0 million increase related to improved rates; and

-	a $0.6 million decrease in managed care and commercial insurance revenues driven primarily by lower customer base.

Operating salaries and benefits expenses increased $0.4 million, or 0.2%, to $210.9 million for the three months ended September 30, 2010 from $210.5 million for the three months ended September 30, 2009.  The increase was attributable to the following:

-	an increase of $1.8 million in health insurance expense; and

-	an increase of $0.2 million in state unemployment taxes due to higher tax rates;

Offset in part by:

-	a decrease of $1.1 million in nursing bonus and other bonus expense as less personnel are qualifying for such bonuses than in the same period in prior year; and

-	a decrease of $0.5 million in overtime and other special pay.

Self-insurance for workers’ compensation and general and professional liability insurance increased $0.6 million, or 4.5%, to $13.8 million for the three months ended September 30, 2010 as compared to $13.2 million for the three months ended September 30, 2009, which was driven by increased claims related activity in our workers’ compensation self-insurance.

Other operating costs increased $4.7 million, or 4.3%, to $115.0 million for the three months ended September 30, 2010 from $110.3 million for the three months ended September 30, 2009.  The increase was attributable to the following:

-	a $2.1 million increase in contract labor driven by therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy and an increase in Medicare Part B therapy;

-	a $1.6 million increase in provider taxes due to increased provider tax rates from a number of states in which we operate;

-	a $1.1 million increase in purchased services primarily related to housekeeping contracts; and

-	a $0.5 million increase in utilities expense primarily due to higher electric utility charges;

Offset in part by:

-	a $0.6 million decrease in equipment rental expense.

Operating administrative expenses increased at $0.5 million, or 4.9%, to $10.8 million for the three months ended September 30, 2010 compared to $10.3 million for the three months ended September 30, 2009, primarily due to higher salaries and benefits expense.

Center rent expense increased $0.8 million, or 4.5%, to $18.6 million for the three months ended September 30, 2010 from $17.8 million for the three months ended September 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

Depreciation and amortization increased $1.1 million, or 10.5%, to $11.6 million for the three months ended September 30, 2010 from $10.5 million for the three months ended September 30, 2009.  The increase was attributable to depreciation of additional property and equipment placed into service during the period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable decreased $0.5 million, or 9.6%, to $4.7 million for the three months ended September 30, 2010 from $5.2 million for the three months ended September 30, 2009.  The decreased expense is due to improving cash collections trends, which improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.

Net interest expense decreased $0.4 million, or 13.3%, to $2.6 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009.  The decrease is a result of lower interest rates and lower aggregate borrowings.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $6.7 million, or 14.9%, to $51.7 million for the three months ended September 30, 2010 from $45.0 million for the three months ended September 30, 2009. The revenue increase was the result of:

-	an increase of $4.8 million attributable to increased billable minutes, due in part to the addition of 27 new contracts, net of lost contracts;

-
an increase of $1.5 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates and a shift in payor mix and a Medicare Part B rate increase; and

-	an increase of $0.4 million in other revenue, primarily related to contract management fees.

Operating salaries and benefits expenses increased $4.8 million, or 12.6%, to $42.8 million for the three months ended September 30, 2010 from $38.0 million for the three months ended September 30, 2009.  The increase was primarily driven by the increase in service volume mentioned above coupled with wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $2.2 million, or 9.0%, to $22.2 million for the three months ended September 30, 2010 from $24.4 million for the three months ended September 30, 2009.  The decrease was primarily the result of:

-	a decrease of $2.3 million due to a decline for therapy and pharmacy staffing hours; and

-	a decrease of $0.8 million due to lower fees earned from the temporary placement of physicians;

Offset in part by:

-	an increase of $0.9 million due to an increase in billable hours for nurse staffing.

Operating salaries and benefits expenses decreased $0.8 million, or 4.7%, to $16.3 million for the three months ended September 30, 2010 as compared to $17.1 million for the three months ended September 30, 2009.  The decrease in operating salaries and benefits is a direct result of the decline in staffing levels for our therapy staffing and temporary physician businesses.

Corporate

General and administrative expenses not directly attributed to segments increased $3.3 million, or 21.2%, to $18.9 million for the three months ended September 30, 2010 from $15.6 million for the three months ended September 30, 2009.  The increase was primarily due to $4.7 million of transaction costs incurred in connection with the Separation and REIT Conversion Merger, offset by a $1.4 million savings of administrative salaries and benefits resulting from restructuring efforts taken in 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest expense not directly attributed to operating segments decreased $1.2 million, or 13.0%, to $8.0 million for the three months ended September 30, 2010 from $9.2 million for the three months ended September 30, 2009 due to lower interest rates on variable rate indebtedness coupled with a decrease in aggregate indebtedness since September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $16.5 million, or 1.2%, to $1,423.4 million for the nine months ended September 30, 2010 from $1,406.9 million for the nine months ended September 30, 2009. We reported net income for the nine month periods ended September 30, 2010 and 2009 of $27.7 million and $30.0 million, respectively.

The increase in net revenues for the 2010 period included $14.5 million of additional revenue in our Inpatient Services segment primarily due to increases in rates from Medicare Part A and Medicaid, although the Medicaid rate increases were significantly offset by increased provider taxes.  Higher Medicaid and Medicare hospice customer bases, the October 2009 acquisition of a hospice company and a $20.1 million increase in revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes and billing rates, also contributed to the increase in net revenues.  This increase was partially offset by lower Medicare Part A and Part B, managed care and commercial insurance customer bases, coupled with a $9.9 million decrease in revenue from our Medical Staffing segment, mainly due to a decrease in billable nursing hours.

Operating salaries and benefits increased $14.6 million, or 1.8%, to $804.3 million (56.5% of net revenues) for the nine months ended September 30, 2010 from $789.7 million (56.1 % of net revenues) for the nine months ended September 30, 2009.  The increase resulted primarily from a $15.8 million increase in our Rehabilitation Therapy segment driven by increased service volume and wage rate increases and a $3.8 million increase in our Inpatient Services segment driven by health insurance costs and wage increases. These increases were offset by a $5.0 million decrease in our Medical Staffing segment due to a decline in staffing levels resulting from a decrease in the therapy staffing and pharmacy businesses.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $1.9 million, or 4.2%, to $43.7 million (3.1% of net revenues) for the nine months ended September 30, 2010 from $45.6 million (3.2% of net revenues) for the nine months ended September 30, 2009, primarily due to decreased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $4.8 million, or 1.5%, to $330.3 million (23.2% of net revenues) for the nine months ended September 30, 2010 from $325.5 million (23.1% of net revenues) for the nine months ended September 30, 2009.  The increase was primarily due to provider taxes and increased therapy costs in our Inpatient Services segment resulting from an increase in higher acuity patients requiring more rehabilitation therapy.

Center rent expense increased $1.5 million, or 2.7%, to $56.3 million (4.0% of net revenues) for the nine months ended September 30, 2010 from $54.8 million (3.9% of net revenues) for the nine months ended September 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

General and administrative expenses increased $3.5 million, or 7.3%, to $51.6 million (3.6% of net revenues) for the nine months ended September 30, 2010 from $48.1 million (3.4% of net revenues) for the nine months ended September 30, 2009.  The increase was primarily due to the $7.0 million of transaction costs incurred in connection with the Separation and REIT Conversion Merger.

Depreciation and amortization increased $4.4 million, or 13.2%, to $37.7 million (2.7% of net revenues) for the nine months ended September 30, 2010 from $33.3 million (2.4% of net revenues) for the nine months ended September 30, 2009.  The increase was attributable to additional depreciation expense for property and equipment acquired during the period.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable increased $0.4 million, or 2.6%, to $16.0 million (1.1% of net revenues) for the nine months ended September 30, 2010 from $15.6 million (1.1% of net revenues) for the nine months ended September 30, 2009.  The increase resulted from increased credit risk associated with slower cash collections in the first six months of 2010.

Net interest expense decreased $3.0 million, or 8.0%, to $34.4 million (2.4% of net revenues) for the nine months ended September 30, 2010 from $37.4 million (2.7% of net revenues) for the nine months ended September 30, 2009 due to lower interest rates on variable rate indebtedness in the current quarter coupled with reduced debt balances.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the nine months ended September 30 (dollars in thousands):

	2010		2009

Inpatient Services	$1,265,980	88.9%	$1,251,524	88.9%
Rehabilitation Therapy Services	153,307	10.8	133,231	9.5
Medical Staffing Services	69,076	4.8	79,003	5.6
Corporate	28	-	27	-
Intersegment Eliminations	(64,948)	(4.5)	(56,836)	(4.0)

Total net revenues	$1,423,443	100%	$1,406,949	100%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the nine months ended September 30 (in thousands):

	2010	2009

Rehabilitation Therapy Services	$63,584	$55,168
Medical Staffing Services	1,364	1,668
Total intersegment revenue	$64,948	$56,836

The following table sets forth the amount of net segment income for the nine months ended September 30 (in thousands):

	2010	2009

Inpatient Services	$113,355	$120,402
Rehabilitation Therapy Services	11,757	8,606
Medical Staffing Services	4,479	6,401
Net segment income before Corporate	129,591	135,409
Corporate	(80,386)	(78,430)
Net segment income	$49,205	$56,979

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs, loss on sale of assets and discontinued operations. Net segment income for the nine months ended September 30, 2010 for (1) our Inpatient Services segment decreased $7.0 million, or 5.8%, to $113.4 million, (2) our Rehabilitation Therapy Services segment increased $3.2 million, or 37.2%, to $11.8 million and (3) our Medical Staffing Services segment decreased $1.9 million, or 29.7%, to $4.5 million in comparison to the nine months ended September 30, 2009, due to the factors discussed

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services

Net revenues increased $14.5 million, or 1.2%, to $1,266.0 million for the nine months ended September 30, 2010 from $1,251.5 million for the nine months ended September 30, 2009.  The increase was primarily the result of:

-
an increase of $16.7 million in Medicaid revenues consisting of a $9.0 million increase in customer base and a $7.7 million increase related to improved rates, which were significantly offset by increased provider tax expense (as discussed below);

-	a $14.4 million increase in hospice revenues resulting from an October 2009 acquisition of a hospice company and a higher customer base; and

-	a $2.8 million increase in other revenues, primarily resulting from adding more veteran patients;

Offset in part by:

-
a decrease of $10.6 million in Medicare revenues as a result of a $18.1 million decrease in revenues due to a lower customer base and a $0.4 million decrease in Medicare Part B revenues, partially offset by a $7.9 million increase in revenues from higher Medicare Part A rates;

-
a $4.7 million decrease in managed care and commercial insurance revenues driven by a lower customer base, which contributed $3.3 million of the decrease, and lower rates, which drove the remaining $1.4 million of the decrease; and

-
a decrease of $4.1 million in revenues from private payors as a result of a $14.3 million decrease in revenues due to a lower customer base, partially offset by a $10.2 million increase in revenues from higher rates.

Operating salaries and benefits expenses increased $3.8 million, or 0.6%, to $627.2 million for the nine months ended September 30, 2010 from $623.4 million for the nine months ended September 30, 2009.  The increase was attributable to the following:

-	an increase of $5.4 million in health insurance expense;

-	a $2.9 million increase in salaries due to raises and additional clinical staff; and

-	an increase of $0.4 million in unemployment taxes due to higher state tax rates;

Offset in part by:

-	a $3.0 million decrease in overtime and other special pay; and

-	a decrease of $1.9 million in nursing bonus and other bonus expense.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $1.4 million, or 3.3%, to $41.3 million for the nine months ended September 30, 2010 as compared to $42.7 million for the nine months ended September 30, 2009, which was driven by decreased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $14.6 million, or 4.5%, to $340.5 million for the nine months ended September 30, 2010 from $325.9 million for the nine months ended September 30, 2009.  The increase was attributable to the following:

-	a $7.4 million increase in provider taxes;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $4.3 million increase in contract labor driven by therapy costs due to an increase in higher acuity patients requiring more rehabilitation therapy and increased Medicare Part B therapy; and

-	a $2.9 million increase in purchased services primarily related to housekeeping contracts.

Operating administrative expenses increased $0.1 million, or 0.3%, to $30.9 million for the nine months ended September 30, 2010 from $30.8 million for the nine months ended September 30, 2009, primarily due to higher travel expenses.

The provision for losses on accounts receivable increased $0.1 million, or 0.7%, to $15.1 million for the nine months ended September 30, 2010 from $15.0 million for the nine months ended September 30, 2009.  The increase resulted from increased credit risk associated with slower cash collections experienced in the nine months ended September 30, 2010 (primarily in the first six months of 2010) when compared with the nine months ended September 30, 2009.

Center rent expense increased $1.6 million, or 3.0%, to $55.3 million for the nine months ended September 30, 2010 from $53.7 million for the nine months ended September 30, 2009.  The increase is attributable to additional offices for a hospice operation we acquired in 2009.

Depreciation and amortization increased $4.0 million, or 13.2%, to $34.3 million for the nine months ended September 30, 2010 from $30.3 million for the nine months ended September 30, 2009.  The increase was attributable to depreciation of additional property and equipment placed into service since the year ago period.

Net interest expense decreased $1.2 million, or 12.9%, to $8.1 million for the nine months ended September 30, 2010 from $9.3 million for the nine months ended September 30, 2009.  The decrease is a result of lower interest rates and lower aggregate borrowings.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $20.1 million, or 15.1%, to $153.3 million for the nine months ended September 30, 2010 from $133.2 million for the nine months ended September 30, 2009. The revenue increase was the result of:

-	an increase of $15.4 million attributable to increased billable minutes, due in part to the addition of 27 new contracts, net of lost contracts;

-	an increase of $3.7 million attributable to a higher revenue per minute rate due to our renegotiation of certain customer contract rates, a shift in payor mix, and a Part B rate increase; and

-	an increase of $0.9 million in other revenue, primarily related to contract management fees.

Operating salaries and benefits expenses increased $15.8 million, or 14.2%, to $126.7 million for the nine months ended September 30, 2010 from $110.9 million for the nine months ended September 30, 2009.  The increase was primarily driven by the increase in service volume mentioned above coupled with wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $9.9 million, or 12.5%, to $69.1 million for the nine months ended September 30, 2010 from $79.0 million for the nine months ended September 30, 2009.  The decrease was primarily the result of:

-	a decrease of $6.8 million due to a decline for therapy and pharmacy staffing hours;

-	a decrease of $2.7 million due to lower fees earned from the temporary placement of physicians;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a decrease of $0.3 million attributable to a decline in nurse staffing hours; and

-	a decrease of $0.1 million related to closed offices.

Operating salaries and benefits expenses decreased $5.0 million, or 9.0%, to $50.4 million for the nine months ended September 30, 2010 as compared to $55.4 million for the nine months ended September 30, 2009.  The decrease in operating salaries and benefits is a direct result of the decline in staffing levels for our nurse staffing, therapy staffing, pharmacy and temporary physician businesses.

Corporate

General and administrative expenses not directly attributed to segments increased $3.5 million, or 7.3%, to $51.6 million for the nine months ended September 30, 2010 from $48.1 million for the nine months ended September 30, 2009.  The increase was primarily due to $7.0 million of transaction costs incurred in connection with the Separation and REIT Conversion Merger, offset by a $3.2 million savings of administrative salaries and benefits and purchased services resulting from restructuring efforts taken in 2009.

Interest expense not directly attributed to operating segments decreased $1.8 million, or 6.4%, to $26.3 million for the nine months ended September 30, 2010 from $28.1 million for the nine months ended September 30, 2009 due to lower interest rates on variable rate indebtedness coupled with a decrease in aggregate indebtedness since September 30, 2009.

Liquidity and Capital Resources

For the three and nine months ended September 30, 2010, our net income was $7.6 million and $27.7 million, respectively.  As of September 30, 2010, our working capital was $209.8 million and we had cash and cash equivalents of $138.4 million and $449.9 million in borrowings.  On June 30, 2010, we amended our credit agreement, described below under “Loan Agreements.”  One of the changes effected by the amendment was a $25.0 million decrease in our letter of credit facility, and the consequent use of our revolving credit facility for $24.7 million of undrawn letters of credit.  Accordingly, $25.3 million was available for drawing under our revolving credit facility at September 30, 2010.  As described below, we subsequently terminated our credit agreement concurrent with the entry into a $285.0 million senior secured credit facility by New Sun, which provides for $150.0 million in term loans, a $60.0 million revolving credit facility and a $75.0 million letter of credit facility funded by proceeds of additional loans.  As of September 30, 2010, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness, and the indenture governing our 9-1/8% Senior Subordinated Notes due 2015.

Based on current levels of operations, we believe that our operating cash flows (which were $35.1 million for the three months ended September 30, 2010 and $104.4 million for the nine months ended September 30, 2010), existing cash reserves and availability for borrowing under New Sun’s new $60.0 million revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures,” scheduled debt service payments and our other commitments described in our 2009 Form 10-K in the table under “Obligations and Commitments” (and as updated in “Obligations and Commitments” below due to debt paydowns through September 30, 2010) at least through the next twelve months.  We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.  Although our credit agreement and other financings resulting from the Separation and REIT Conversion Merger, which are described under “Loan Agreements”, contain restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed.  However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

On October 18, 2010, in connection with the Separation, New Sun entered into a $285.0 million senior secured credit facility as described under “Loan Agreements”.  The new credit facility was entered into to replace the existing credit agreement and provide funds for general corporate purposes.  Among other things, the new credit facility provides for a $60.0 million revolving credit facility, $30.0 million of which may be used for letters of credit, and a $75.0 million funded letter of credit facility.  The revolving credit facility was undrawn at October 28, 2010.

Obligations and Commitments

The following table provides information about our contractual debt servicing obligations and commitments in future years as of September 30, 2010 (in thousands):

	Payments Due for the Twelve Months Ended September 30,
							After
	Total	2011	2012	2013	2014	2015	2015
Contractual Obligations:
Debt, including interest
payments (1)	$621,920	$70,918	$33,462	$33,318	$142,315	$243,744	$98,163

(1)
Debt includes principal payments and interest payments through the maturity dates. Total interest on debt, based on contractual rates, is $172.6 million, of which $18.4 million is attributable to variable interest rates determined using the weighted average method.

Cash Flows

During the three months ended September 30, 2010, net cash provided by operating activities decreased by $4.8 million as compared to the same period last year.  In addition to decreased net income of $2.1 million, the decrease in cash flows from operating activities was the result of (i) our quarter-over-quarter decrease in working capital changes of $1.9 million, driven by changes in accounts receivable, accrued compensation and benefits and other accrued liabilities and (ii) a $0.8 million decrease in non-cash adjustments to net income, principally related to deferred taxes.

Net cash used for investing activities of $13.8 million for the three months and $41.5 million for the nine months ended September 30, 2010 were for capital expenditures.

In August 2010, we completed a public offering of 30,762,500 shares of our common stock. The shares were issued at a public offering price of $7.75 per share, resulting in proceeds of $224.9 million, net of the underwriter’s discount. The net proceeds and other cash on hand were used to repay $225.0 million of our term loans.  Net cash provided by financing activities was $10.1 million for the three months ended September 30, 2010, which was driven by the net impact of our August equity offering and refinancing certain debt arrangements offset by paydown of other debt.  Net cash used for financing activities during the nine months ended September 30, 2010 of $29.0 million, principally driven by repayments of long-term debt.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $13.8 million and $16.5 million for the three months ended September 30, 2010 and 2009, respectively, and $41.5 million for both the nine months ended September 30, 2010 and 2009.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

October 15th of each year through the April 15, 2015 maturity date.  The Notes are unconditionally guaranteed on a senior subordinated basis by certain of our subsidiaries but are not secured by any of our assets or those of our subsidiaries.  (See Note 9 – “Summarized Consolidating Information.”)

In October 2010, subsidiaries of Sabra issued $225 million aggregate principal amount of senior notes due 2018 in a private offering (the “Sabra Offering”), the net proceeds from which have been placed in escrow pending the satisfaction or waiver of certain conditions, including certain conditions to the Separation and REIT Conversion Merger.  Upon the satisfaction or waiver of these conditions, the proceeds from the offering will be used, together with cash from us, to redeem the Notes, including accrued interest and the redemption premium.  We have guaranteed the obligations of the Sabra issuers under the notes issued pursuant to the Sabra Offering pending completion of the Separation and REIT Conversion Merger.

In April 2007, we entered into a $485.0 million senior secured credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent (as amended in June 2010, the “Credit Agreement”) in connection with an acquisition.  Concurrently with our entry into the New Sun Credit Agreement described below, we terminated the Credit Agreement and repaid our obligations under the Credit Agreement

On October 18, 2010, in connection with the Separation, New Sun entered into a $285.0 million senior secured credit facility (the “New Sun Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The New Sun Credit Agreement provides for $150.0 million in term loans, a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million funded letter of credit facility funded by proceeds of additional term loans.  The revolving credit facility was undrawn on October 28, 2010. In addition to funding the letter of credit facility, the proceeds of the term loans will be used to repay outstanding term loans under the Credit Agreement, which was concurrently terminated, to pay related fees and expenses and to provide funds for general corporate purposes.  The letter of credit facility replaced the letter of credit facility the Credit Agreement.  The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.  However, if the Notes are outstanding on January 13, 2015, the term loans will mature, and the letter of credit facility and revolving credit facility will terminate, on January 13, 2015.  Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test and a leverage covenant.  The New Sun Credit Agreement contains customary events of default, such as a failure by New Sun to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the New Sun Credit Agreement). The New Sun Credit Agreement also contains customary covenants restricting certain actions, including incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  Prior to the declaration of the Separation, the obligations of New Sun under the New Sun Credit Agreement will be guaranteed by us and most of our subsidiaries and will be collateralized by our assets and the assets of most of our subsidiaries, excluding the real property assets that will be owned by Sabra and its subsidiaries following the Separation.  On the declaration date for the Separation, the guarantee by us and by those of our subsidiaries that will become subsidiaries of Sabra following the Separation will terminate.  However, the obligations of New Sun under the New Sun Credit Agreement will continue to be guaranteed by most of New Sun’s subsidiaries and will continue to be collateralized by the assets of New Sun and most of New Sun’s subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of $2.5 million, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  Borrowings under the New Sun Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at New Sun’s option, either (a) the greater of 1.75% or London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus one-half of 1.0%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  The applicable percentage for term loans and revolving loans is 4.75% for alternative base rate loans and 5.75% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, New Sun is required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the New Sun Credit Agreement. In addition to paying interest on outstanding loans under the New Sun Credit Agreement, New Sun is required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

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

								Fair Value	Fair Value
	Expected Maturity Dates							September 30,	December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010 (1)	2009 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt (2)	$13,851	$2,976	$3,063	$32,365	$201,618	$66,895	$320,768	$328,889	$488,393
Rate	8.1%	8.2%	8.2%	8.2%	8.3%	6.1%

Variable rate debt	$25,945	$1,288	$1,312	$81,281	$18,687	$-	$128,513	$128,513	$202,557
Rate	3.9%	4.1%	4.0%	4.0%	5.5%	-%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

(2)	Excludes fair value premiums of $0.7 million related to acquisitions.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, Richard Matros, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7(a) – “Other Events – Litigation” of our consolidated financial statements included in this 10-Q, which is incorporated by reference to this item.

ITEM 1A.  RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2009 Form 10-K as updated by our Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

1.1
Underwriting Agreement, dated August 12, 2010, between Sun Healthcare Group, Inc. and Jefferies &
Company, Inc. and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2010).

4.1
Amendment No. 1, dated August 18, 2010, to the Rights Agreement, dated May 24, 2010, between Sun Healthcare Group, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2010).

10.1
Agreement and Plan of Merger, dated as of September 23, 2010, by and between Sun Healthcare Group, Inc. and Sabra Health Care REIT, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2010).

10.2
Tax Allocation Agreement, dated as of September 23, 2010, by and among Sun Healthcare Group, Inc., Sabra Health Care REIT, Inc. and SHG Services, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2010).

10.3
Credit Agreement, dated October 18, 2010, among Sun Healthcare Group, Inc. and SHG Services, Inc., lenders party thereto, Credit Suisse AG, as administrative and collateral agent, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, and RBC Capital Markets, as joint bookrunners and joint lead arrangers, JPMorgan Chase Bank, N.A., as syndication agent, RBC Capital Markets, as documentation agent (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2010).

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

October 28, 2010