Form 10-K
period 2010-12-31
SUN HEALTHCARE GROUP INC
filed 2011-03-03
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number 1-12040

SUN HEALTHCARE GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	13-4230695 (I.R.S. Employer Identification No).
18831 Von Karman, Suite 400
Irvine, CA  92612
(949) 255-7100
(Address, including zip code, and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Exchange on Which Registered The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes     ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes     ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐     Accelerated filer☒     Non-accelerated filer☐     Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Select Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $348.4 million.

     On March 1, 2011, Sun Healthcare Group, Inc. had 24,979,551 outstanding shares of Common Stock.

Documents Incorporated by Reference:  Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the 2011 Annual Meeting to be filed prior to May 2, 2011.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

INDEX
		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	17
Item 3.	Legal Proceedings	19

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure	50
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	51

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	52
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions and Director Independence	52
Item 14.	Principal Accountant Fees and Services	52

PART IV

Item 15.	Exhibits and Financial Statement Schedules	52

Signatures		56
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
__________________________________________

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information provided in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs, the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities and potential acquisitions, competitive position, plans and objectives of management for future operations and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions are forward-looking statements.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution investors that any forward-looking statements made by us herein are not guarantees of future performance and that investors should not place undue reliance on any of such forward-looking statements, which speak only as of the date of this report.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You should carefully consider the disclosures we make concerning risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including those described in this report under Part I, Item 1A – “Risk Factors” and any of those made in our other reports filed with the Securities and Exchange Commission. There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.  Business

Overview

Sun Healthcare Group, Inc. (NASDAQ GS: SUNH) is a healthcare services company, serving principally the senior population, with consolidated annual revenues in excess of $1.9 billion and approximately 30,000 employees in 46 states. Sun’s services are provided through its subsidiaries: as of December 31, 2010, SunBridge Healthcare and its subsidiaries operates 164 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers with an aggregate of 23,053 licensed beds in 25 states; SunDance Rehabilitation provides rehabilitation therapy services to affiliated and non-affiliated centers in 36 states; CareerStaff Unlimited provides medical staffing services in 39 states; and SolAmor Hospice provides hospice services in 10 states.

2010 Restructuring

On November 15, 2010, our former parent, Sun Healthcare Group, Inc. (“Old Sun”) completed a restructuring of its business by separating its real estate assets and its operating assets into two separate publicly traded companies.  The restructuring consisted of certain key transactions including the reorganization, through a series of internal corporate restructurings, such that (i) substantially all of Old Sun’s owned real property and related mortgage indebtedness owed to third parties were transferred to or assumed by Sabra Health Care REIT, Inc (“Sabra”), a Maryland corporation and a wholly owned subsidiary of Old Sun, or one or more subsidiaries of Sabra, and (ii) all of Old Sun’s operations and other assets and liabilities were transferred to or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of Old Sun (“New Sun”), or one or more subsidiaries of New Sun.

On November 15, 2010, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of New Sun common stock (the “Separation”), together with a pro rata cash distribution to Old Sun’s stockholders aggregating approximately $10 million.  Old Sun then merged with and into Sabra, with Sabra surviving the merger and Old Sun’s stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun’s common stock (the “REIT Conversion Merger”).  Immediately following the Separation and REIT Conversion Merger, New Sun changed its name to Sun Healthcare Group, Inc.  Pursuant to master lease agreements that were entered into between subsidiaries of Sabra and of New Sun in connection with the Separation, subsidiaries of Sabra lease to subsidiaries of New Sun the properties that Sabra’s subsidiaries own following the REIT Conversion Merger.

In this Annual Report we discuss the business of both Old Sun and of New Sun because New Sun has continued the business of Old Sun and is the successor issuer to Old Sun for purposes of the Securities Exchange of 1934, as amended (the “Exchange Act”).   References to ‘we’, ‘us’ ‘our’ and the ‘Company’ refer to Old Sun and New Sun and their businesses.

Business Segments

During 2010, our subsidiaries engaged in the following three principal business segments:

➢	inpatient services, primarily skilled nursing centers;
➢	rehabilitation therapy services; and
➢	medical staffing services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient services.    As of December 31, 2010, we operate 164 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers with an aggregate of 23,053 licensed beds in 25 states through SunBridge Healthcare Corporation (“SunBridge”) and other subsidiaries. Our skilled nursing centers provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Rehab Recovery Suites (“RRS”), which specialize in Medicare and managed care patients, are located in 68 of our skilled nursing centers, and 47 of our skilled nursing centers contain wings dedicated to the care of residents afflicted with Alzheimer’s disease. Our assisted living centers provide services that include minimal nursing assistance, housekeeping, nutrition, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Our independent living centers provide services that include security, housekeeping, nutrition and limited laundry services for individuals requiring no assistance for activities in daily living. Our mental health centers provide a range of inpatient and outpatient behavioral health services for adults and children through specialized treatment programs. We also provide hospice services, including palliative care, social services, pain management and spiritual counseling, through our subsidiary SolAmor Hospice Corporation (“SolAmor”), in 11 states for individuals facing end of life issues. We generated 89.0%, 89.0% and 88.6% of our consolidated net revenues through inpatient services in 2010, 2009 and 2008, respectively.

Rehabilitation therapy services.  We provide rehabilitation therapy services through SunDance Rehabilitation Corporation (“SunDance”). SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of December 31, 2010, SunDance provided rehabilitation therapy services to 508 centers in 36 states, 346 of which were operated by nonaffiliated parties and 162 of which were operated by affiliates.  We generated 6.3%, 5.6% and 4.9% of our consolidated net revenues through rehabilitation therapy services in 2010, 2009 and 2008, respectively.

Medical staffing services.  We provide temporary medical staffing in 39 states through CareerStaff Unlimited, Inc. (“CareerStaff”). For the year ended December 31, 2010, CareerStaff derived 50.6% of its revenues from hospitals and other providers, 26.8% from skilled nursing centers, 16.4% from schools and 6.2% from prisons. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians and (v) related medical personnel. We generated 4.7%, 5.4% and 6.5% of our consolidated net revenues through medical staffing services in 2010, 2009 and 2008, respectively.

See Note 13 – “Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our segments.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Competitive Strengths

We believe that the following strengths will allow us to improve our operations and profitability:

•
High Quality Portfolio. SunBridge operates inpatient services in all of its centers, which, as of December 31, 2010, consisted of 164 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers. Our subsidiaries also provide rehabilitation therapy services through SunDance, which, as of December 31, 2010, provided rehabilitation therapy services to 508 centers in 36 states and medical staffing services through CareerStaff, which, as of December 31, 2010, provided medical staffing services in 39 states. Our operations are geographically diversified and characterized by strong operating metrics. The quality of our operations enables SunBridge to manage patients with higher acuity levels (i.e., the condition of patients that determines the level of skilled nursing and rehabilitation therapy services required).  Higher acuity levels help drive operating margins. The size of our operations enables us to realize the benefits of economies of scale, purchasing power and increased operating efficiencies. Furthermore, our geographic diversity helps to mitigate the risk associated with adverse regulatory changes related to Medicaid reimbursement in any one state.

•
Core Inpatient Services Business. Our inpatient business has the ability to achieve consistent revenue and earnings growth by expanding services and increasing focus on integrated skilled nursing care and rehabilitation therapy services to attract high-acuity patients to all of our nursing and rehabilitation centers and through targeting specific centers with Rehab Recovery Suites that exclusively specialize in caring for high-acuity patients.

•
Quality of Care and Strong Brand Image. SunBridge’s centers maintain initiatives to provide high quality of care to their patients. These initiatives have resulted in third-party recognition for quality of care and clinical services. SunBridge has been able to, and expects to continue to, attract an increased number of high-acuity patients, maintain a high occupancy rate and develop an effective referral network of patients.

•
Ancillary Businesses Will Support Inpatient Services and Provide Diversification. SunDance, our rehabilitation therapy business, complements our core inpatient services business. Its services are particularly attractive to high-acuity patients who require more intensive and medically complex care. SunDance has demonstrated the ability to grow organically and partner with non-affiliated skilled and assisted living facilities in delivering efficient and effective rehabilitation services to customers in 36 states. Our SolAmor hospice business, which serves patients in certain of our nursing centers, in-home settings and non-affiliated centers, is an increasingly important contributor to our earnings growth and operating margin.  SolAmor now operates in 11 states and has demonstrated the ability to integrate efficiently the operations of three nonaffiliated hospice companies since 2008. CareerStaff, our medical staffing business, primarily services non-affiliated providers and derives a majority of its revenues from its placement of therapists. CareerStaff also places physicians, nurses and pharmacists. We expect to continue to leverage the core competencies of CareerStaff’s business to benefit the SunBridge and SunDance businesses. These ancillary businesses diversify our revenue base and  provide an opportunity to improve our payor mix.

•
Experienced Management Team with a Proven Track Record. We have a strong and committed management team with substantial industry knowledge. Our chief executive officer and chief financial officer together have over 45 years of healthcare experience, as well as a proven track record of operational success in the long-term care industry. Our management team has successfully acquired and integrated numerous businesses, assets and properties, and this experience should position us well to successfully implement our growth and integration strategies.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Business Strategy

We intend to build on our current competitive strengths and to grow our businesses and strengthen our position as a nationwide provider of senior healthcare services by pursuing the following:

Focus on Inpatient Growth. SunBridge intends to increase its inpatient revenue and profitability by maintaining high occupancy rates and by continuing to focus on attracting more high-acuity and Medicare patients. SunBridge will implement this strategy by focusing on expanding its clinical and case management and by developing additional Rehab Recovery Suites that exclusively specialize in Medicare and managed care patients. SunBridge plans to take advantage of its marketing infrastructure, local community knowledge and brand image to attract new patients and to expand its referral and customer bases.

Grow Ancillary Businesses. SolAmor intends to grow its hospice operations through acquisitions and internal growth. SunDance will focus on its rehabilitation therapy business, which will be a key driver of our Medicare services and revenues, by improving its clinical product offering, labor productivity and operating profitability and increasing the number of third-party contracts. Our hospice and ancillary services businesses should provide us with diversified revenue sources, a favorable payor mix and growth opportunities.

Increase Operational Efficiency and Leverage Our Existing Platform. We will focus on improving operating efficiencies without compromising high quality of care. We plan to reduce costs and enhance efficiencies through various methods, including:

•	reducing labor and billing expenses through technological advances and operational improvements that enable management to more efficiently deploy resources;

•	reducing overhead through process improvement initiatives and frequent re-examination of costs;

•	improving therapist productivity in our rehabilitation services business;

•	controlling litigation expenses by focusing on risk management; and

•	monitoring and analyzing the operations and profitability of individual business units.

Employees and Labor Relations

As of December 31, 2010, we and our subsidiaries had 29,922 full-time, part-time and per diem employees. Of this total, there were 24,163 employees in our inpatient services operations (including 485 employees in our hospice operations), 3,564 employees in our rehabilitation therapy services operations, 1,895 employees in our medical staffing business and 300 employees at our corporate offices.

As of December 31, 2010, SunBridge operated 35 centers with union employees. Approximately 2,800 of our employees (9.4% of all of our employees) who worked in healthcare centers in Alabama, California, Connecticut, Georgia, Massachusetts, Maryland, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 1,600 of these employees (5.3% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

As of December 31, 2010, we have approximately $4.6 million, or 0.2% of our revenues, of claims that are under various stages of review or appeal with the Medicare Administration Contractors/Fiscal Intermediaries.  We cannot assure you that future recoveries will not be material or that any appeal of a medical review or RAC audit that we are pursuing will be successful.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Our Compliance Process incorporates the terms of a revised Permanent Injunction and Final Judgment entered on September 14, 2005 (“PIFJ”). The PIFJ, which resulted from investigations by the Bureau of Medi-Cal Fraud and Elder Abuse of the Office of the California Attorney General and applies to our California centers, required compliance with certain clinical practices that are substantially consistent with existing law and our current practices, and imposed staffing requirements and specific training obligations. All California administrators have been trained on the requirements of the PIFJ.  The PIFJ was terminated in January 2011.

General Information

New Sun was incorporated in Delaware in 2002, and continues the business of Old Sun, which was incorporated in Delaware in 1993.  Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100.  We maintain a website at www.sunh.com.  Through the “Financial Info” and “SEC Filings” links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission, each of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act .

Item 1A. Risk Factors

Our business is dependent on reimbursement rates under federal and state programs, and legislation or regulatory action may reduce or otherwise materially adversely affect the reimbursement rates.

Our revenues are heavily dependent on payments administered under the Medicare and Medicaid programs. The economic downturn has caused many states to institute freezes on or reductions in Medicaid reimbursements to address state budget concerns. Moreover, for the 2010 federal fiscal year (commencing October 1, 2009), the Centers for Medicare and Medicaid Services (“CMS”) effectively reduced our Medicare reimbursement rates (this reduction was not repeated for the 2011 federal fiscal year). In addition, the skilled nursing center exception to the statutory cap on Medicare reimbursements for therapy services is scheduled to expire on December 31, 2011. If the skilled nursing center exception is not extended, reimbursement for therapy services rendered to our residents and patients will be reduced.

In addition to these reductions, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could materially adversely affect us.

Healthcare reform may affect our revenues and increase our costs and otherwise materially adversely affect our business.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. In addition, in 2011, federal legislation is being formulated to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

repeal or amend provisions of these new statutes.  We cannot predict the exact effect these newly enacted laws or any future legislation or regulation will have on us, including future reimbursement rates and occupancy in our inpatient facilities.

Our revenue and collections have been adversely affected and may continue to be materially adversely affected by the economic downturn.

In addition to state and federal budgetary actions that have impacted the amount of reimbursements that we receive for services under state and federal programs, the recent economic downturn has resulted in reduced demand for our staffing services that we provide through or to other healthcare providers and has impacted our ability to collect receivables from nongovernmental sources. If economic conditions do not improve or if they worsen, this reduction in demand and impact on our receivables collection could continue. Adverse economic conditions could also result in continued reduced demand for our therapy and staffing services, which could have a material adverse effect on our business, financial position or results of operations.

Delays in collecting or the inability to collect our accounts receivable could materially adversely affect our cash flows and financial position.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our cash flows and ultimately our financial position in a material manner. In addition, commercial payors and other customers, as well as individual patients, may be unable to make payments to us for which they are responsible. The recent economic downturn has resulted in a decrease in our ability to collect accounts receivable from some of our customers. A continuation or worsening of recent unfavorable economic conditions may result in a further decrease in our ability to collect accounts receivable from some of our customers, in which case we will have to make larger allowances for doubtful accounts or incur bad debt write-offs, each of which could have a material adverse effect on our business, financial position or results of operations.

Our business is subject to reviews, audits and investigations under federal and state programs and by private payors, which could have a material adverse effect on our business, financial position or results of operations.

We are subject to review, audit or investigation by federal and state governmental agencies to verify compliance with the requirements of the Medicare and Medicaid programs and other federal and state programs. Audits under the Medicare and Medicaid programs have intensified in recent years. Private payors also may have a contractual right to review or audit our files. Any review, audit or investigation could result in various actions, including our paying back amounts that we have been paid pursuant to these programs, our paying fines or penalties, the suspension of our ability to collect payment for new residents to a skilled nursing center, exclusion of a skilled nursing center from participation in one or more governmental programs, revocation of a license to operate a skilled nursing center, or loss of a contract with a private payor. Any of these events could have a material adverse effect on our business, financial position or results of operations.

Possible changes in the case mix of residents and patients as well as payor mix and payment methodologies could materially affect our revenue and profitability.

The sources and amount of our revenues are determined by a number of factors, including the licensed bed capacity and occupancy rates of our healthcare centers, the mix of residents and patients and the rates of reimbursement among payors. Likewise, services provided by our ancillary businesses vary based upon payor

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

and payment methodologies. Changes in the case mix of the residents and patients as well as payor mix among private pay, Medicare and Medicaid could materially affect our profitability. In particular, any significant decrease in our population of high-acuity residents and patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position or results of operations, especially if states operating Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our business, financial position or results of operations.

Skilled nursing center operators, including our inpatient services subsidiaries, are from time to time subject to lawsuits seeking to hold them liable for alleged negligent or other wrongful conduct of employees that allegedly result in injury or death to residents of the centers. We currently have numerous patient care lawsuits pending against us, as well as other types of lawsuits. Adverse determinations in legal proceedings, including potential punitive damages, and any adverse publicity arising therefrom could have a material adverse effect on our business, financial position or results of operations.

We rely primarily on self-funded insurance programs for general and professional liability and workers’ compensation claims against us, and any claims not covered by, or in excess of, our insurance coverage limits could have a material adverse effect upon our business, financial position or results of operations.

We self-insure for the majority of our insurable risks, including general and professional liabilities, workers’ compensation liabilities and employee health insurance liabilities, through the use of self-insurance or self-funded insurance policies, which vary by the states in which we operate. We rely upon self-funded insurance programs for general and professional liability claims up to $5.0 million per claim, which amounts we are responsible for funding. We maintain excess insurance for claims above this amount. There is a risk that the amounts funded to our programs of self-insurance and future cash flows may not be sufficient to respond to all claims asserted under those programs.

There is no assurance that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, the coverage limits provided by our excess insurance policies could have a material adverse effect upon our business, financial position or results of operations. Furthermore, there is no assurance that we will be able to obtain adequate excess liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Our operations are extensively regulated and adverse determinations against us could result in severe penalties, including loss of licensure and decertification.

In the ordinary course of business, we are subject to a wide variety of federal, state and local laws and regulations and to federal and state regulatory scrutiny and supervision in various areas, including referral of patients, false claims under Medicare and Medicaid, health and safety laws, environmental laws and the protection of health information. Such regulatory scrutiny often includes inquiries, civil and criminal investigations, examinations, audits, site visits and surveys, some of which are non-routine. If we are found to have engaged in improper practices, we could be subject to civil, administrative or criminal fines, penalties or restitutionary relief or corporate settlement agreements with federal, state or local authorities, and reimbursement authorities could also seek our suspension or exclusion from participation in their programs. The exclusion of centers from participating in Medicare or Medicaid could have a material adverse effect on our business, financial position or results of operations. We cannot predict the future course of any laws or regulations to which we are subject, including Medicare and Medicaid statutes and regulations, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

penalties. Changes in existing laws or regulations, or the enactment of new laws or regulations, could result in changes to our operations requiring significant capital expenditures or additional operating expenses. Evolving interpretations of existing, new or amended laws and regulations or heightened enforcement efforts could have a material adverse effect on our business, financial position or results of operations.

Our hospice business is subject to a cap on the amount paid by Medicare and other Medicare payment limitations, which limitations could materially adversely affect our hospice revenues and earnings.

Payments made by Medicare for hospice services are subject to a cap amount on a per hospice basis. Our ability to comply with this limitation depends on a number of factors, including the number of admissions, average length of stay, acuity level of our patients and patients that transfer into and out of our hospice programs. Our hospice revenue and profitability could be materially reduced if we are unable to comply with this and other Medicare payment limitations.

Our business is dependent on referral sources, which have no obligation to refer residents and patients to our skilled nursing centers, and our failure to maintain our existing referral sources, develop new relationships or achieve or maintain a reputation for providing high quality of care could materially adversely affect us.

We rely on referrals from physicians, hospitals and other healthcare providers to provide our skilled nursing centers with our patient population. These referral sources are not obligated to refer business to us and may refer business to other long-term care providers. If we fail to maintain our existing referral sources, fail to develop new relationships or fail to achieve or maintain a reputation for providing high quality of care, our patient population, payor mix, revenue and profitability could be materially adversely affected.

Providers of commercial insurance and other nongovernmental payors are increasingly seeking to control costs, which efforts could materially adversely impact our revenues.

Private insurers are seeking to control healthcare costs through direct contracts with healthcare providers, and reviews of the propriety of, and charges for, services provided. These private payors are increasingly demanding discounted fee structures. These cost control efforts could have a material adverse effect on our business, financial position or results of operations.

We face national, regional and local competition, which could materially limit our ability to attract and retain residents or to expand our business.

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the types of companies providing services. Our nursing centers compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single nursing center. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality.  Our rehabilitation, staffing and hospice businesses also face significant competition from local and regional providers.  Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand our operations or make acquisitions.

Some states require healthcare providers (including skilled nursing centers, hospices and assisted living centers) to obtain prior approval, in the form of a CON, for the purchase, construction or expansion of healthcare

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

centers; capital expenditures exceeding a prescribed amount; or changes in services or bed capacity. To the extent that we are unable to obtain any required CON or other similar approvals, our expansion could be materially adversely affected. We cannot make any assurances that we will be able to obtain a CON or other similar approval for any future projects requiring this approval.

We may be unable to reduce costs to offset completely any decreases in our revenues.

Reduced levels of occupancy in our healthcare centers or reductions in reimbursements from Medicare and Medicaid could materially adversely impact our cash flow and revenues. Fluctuations in occupancy levels may become more common as we increase our emphasis on patients with shorter stays but higher acuities. If we are unable to put in place corresponding adjustments in costs in response to declines in census or other revenue shortfalls, we will be unable to prevent future decreases in earnings. Our centers are able to reduce some of their costs as occupancy decreases, although the decrease in costs will in most cases be less than the decrease in revenues. However, our centers are not able to reduce their costs of providing care to offset a decrease in reimbursement revenues from federal and state programs.

We continue to be adversely affected by an industry-wide shortage of qualified center care-provider personnel and increasing labor costs.

We, like other providers in the long-term care industry, have had and continue to have difficulties in retaining qualified personnel to staff our healthcare centers, particularly nurses, and in such situations we may be required to use temporary employment agencies to provide additional personnel. The labor costs are generally higher for temporary employees than for full-time employees. In addition, many states in which we operate have increased minimum staffing standards. As minimum staffing standards are increased, we may be required to retain additional staffing. In addition, in recent years we have experienced increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel and to increase staffing levels in our centers.

A similar situation exists in the rehabilitation therapy industry. We, like other providers in the long-term care industry, have had and continue to have difficulties in hiring a sufficient number of rehabilitation therapists. Under these circumstances, we, like others in this industry, have been required to offer higher compensation to attract and retain these personnel, and we have been forced to rely on independent contractors, at higher costs, to fulfill our contractual commitments with our customers. Existing contractual commitments, regulatory limitations and the market for these services have made it difficult for us to pass through these increased costs to our customers.

Our business may be adversely impacted by labor union activity.

As of December 31, 2010, we had 29,992 employees, of which 9.4% are represented by unions.  Collective bargaining agreements covering 5.3% of all our employees either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.  At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from renegotiated agreements. No assurances can be made that we will not in the future experience these and other types of conflicts with labor unions or our employees generally.  We are unable to predict the outcome of future union organizing activities by labor unions and employees.  To the extent a greater portion of our employee base unionizes, our labor costs could increase materially.

If we are unable to meet minimum staffing standards, we may be subject to fines or other sanctions and increased costs, which could materially adversely affect our profitability.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Increased attention to the quality of care provided in skilled nursing centers has caused several states to mandate, and other states to consider mandating, minimum staffing laws that require minimum nursing hours of direct care per resident per day. These minimum staffing requirements further increase the gap between demand for and supply of qualified professionals, and lead to higher labor costs. Failure to comply with minimum staffing requirements can result in lawsuits seeking significant damages, fines and requirements that we provide a plan of correction.

Our ability to satisfy minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other personnel. Attracting and retaining these personnel is difficult given existing shortages of these employees in the labor markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability could be materially adversely affected.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives, which could have a material adverse effect on our business, financial position or results of operations.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level. If we lose the services of any of our executive officers or any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could have a material adverse effect on our business, financial position or results of operations.

We could be materially adversely affected by our level of indebtedness.

As of December 31, 2010, we had indebtedness of $156.0 million, a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters credit, but undrawn at December 31, 2010) and a $75.0 million letter of credit facility ($66.2 million outstanding at December 31, 2010) funded by proceeds of additional term loans. The level of our indebtedness could have adverse consequences to us, such as requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt, limiting our ability to fund, and potentially increasing the cost of funding, working capital, capital expenditures, acquisitions and other general corporate requirements and making us more vulnerable to general adverse economic and industry conditions. If we fail to comply with the payment requirements or financial covenants contained in our debt agreements, we would be required to seek waivers from our lenders. Seeking these waivers may be difficult or expensive to obtain and, if we fail to obtain any necessary waivers, the resulting default would allow the lenders to accelerate the maturity of the indebtedness, which could have a material adverse effect on our business, financial position or results of operations.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition more costly. We may incur more variable interest rate indebtedness in the future. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach could materially adversely affect our business, financial position or results of operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The agreements governing our indebtedness contain customary covenants that include restrictions on our ability to make acquisitions and other investments, pay dividends, incur additional indebtedness and make capital expenditures. These restrictions may limit our operational flexibility or require us to approach our lenders for consent to allow us to implement our business plans.  Such a consent could be difficult or expensive to obtain. Our failure to comply with such restrictions and other covenants could materially adversely affect our business, financial position or results of operations or our ability to incur additional indebtedness or refinance existing indebtedness.

We continue to seek acquisitions and other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs and we may not be able to fully realize the potential benefit of such transactions.

We continue to seek acquisitions and other strategic opportunities. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefit of such a transaction.

We lease substantially all of our centers and could experience risks relating to lease termination, lease extensions, and special charges, which could have a material adverse effect on our business, financial position or results of operations.

We face risks because of the number of centers that we lease. We currently lease 195 of the 200 healthcare centers operated by our subsidiaries as of December 31, 2010. Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of any of our lease agreements could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Although we believe that we will be able to renew our lease agreements that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates and on other terms that we believe to be reasonable, or at all. Our high percentage of leased centers limits our ability to exit markets. As a result, if some centers should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such centers including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial position or results of operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We are subject to various federal, state and local environmental and health and safety laws and regulations with respect to our centers. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, with respect to our owned and leased property, we may be held liable for costs relating to the investigation and clean up of any of our owned or leased properties from which there has been a release or threatened release of a regulated material as well as other properties affected by the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Such environmental compliance costs and liabilities may have a material adverse effect on our business, financial position or results of operations.

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.

We have significant NOLs, tax credits and amortizable goodwill available to offset our future U.S. federal and state taxable income. Our ability to utilize these NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable state law if we undergo an ownership change. An ownership change occurs for purposes of Section 382 of the Code if certain events occur, including 5% stockholders (i.e., stockholders who own or have owned 5% or more of our stock (with certain groups of less-than-5% stockholders treated as single stockholders for this purpose)) increasing their aggregate percentage ownership of our stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant testing period. An issuance of shares of our common stock in connection with acquisitions or for any other reason can contribute to or result in an ownership change under Section 382. Stock ownership for purposes of Section 382 of the Code is determined under a complex set of attribution rules, so that a person is treated as owning stock directly, indirectly (i.e., through certain entities) and constructively (through certain related persons and certain unrelated persons acting as a group). In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Code) on the amount of taxable income and tax liabilities a corporation may offset with NOLs and other tax attributes, such as tax credit carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL and tax credit carryforwards. As a result, our inability to utilize these NOLs or credits as a result of any ownership changes could materially adversely impact our business, financial position or results of operations.

In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have a material adverse impact on our business, financial position or results of operations.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act. Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or could cause us

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the price of shares of our common stock. Although we have taken steps to maintain our internal control structure as required, we cannot assure you that control deficiencies will not result in a misstatement in the future.

We do not expect to pay any dividends for the foreseeable future, which will affect the extent to which our investors realize any future gains on their investment.

We are currently prohibited by the terms of our senior credit facility from paying dividends to holders of our common stock. We do not anticipate paying any other dividends in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Delaware law and provisions in our Restated Certificate of Incorporation, Amended and Restated Bylaws and our stockholder rights plan may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). This section prevents any stockholder who owns 15% or more of our outstanding common stock from engaging in certain business combinations with us for a period of three years following the time that the stockholder acquired such stock ownership unless certain approvals were or are obtained from our board of directors or the holders of 66 2/3 % of our outstanding common stock (excluding the shares of our common stock owned by the 15% or more stockholder).

Our Restated Certificate of Incorporation and Amended and Restated Bylaws also contain several other provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include (i) advance notice for raising business or making director nominations at meetings, (ii) an affirmative vote of the holders of 66 2/3 % of our outstanding common stock for stockholders to remove directors or amend our Amended and Restated Bylaws or certain provisions of our Restated Certificate of Incorporation and (iii) the ability to issue “blank check” preferred stock, which our board of directors, without stockholder approval, can designate and issue with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities. The issuance of blank check preferred stock may adversely affect the voting and other rights of the holders of our common stock as our board of directors may designate and issue preferred stock with terms that are senior to shares of our common stock.

Our board of directors can use these and other provisions to discourage, delay or prevent a change in the control of the Company or a change in our management.  Any delay or prevention of a change in control transaction or a change in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the current market price for their shares.  These provisions could also limit the price that investors might be willing to pay for our common stock.

Item 1B.  Unresolved Staff Comments

None.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 2.  Properties

Inpatient Services

As of December 31, 2010, we operate 164 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers. The 200 centers are comprised of 195 properties that are leased and five properties that are owned. We hold options to acquire, at fair value or at a set purchase price, ownership of 21 of the centers that we currently lease, of which options on four centers are exercisable or will become exercisable by December 31, 2011. We generally consider our properties to be in good operating condition and suitable for the purposes for which they are being used. Our leased centers are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain extension options.  Administrative office space was also leased for our inpatient segment in 19 locations in twelve states.

On July 1, 2010 we assumed operations of a skilled nursing center in Idaho that we owned but did not previously operate.  We also transferred operations of a leased skilled nursing center in Washington to an outside party effective October 1, 2010 and operations of two skilled nursing centers in Oklahoma to outside parties effective January 1, 2011.  During the third quarter of 2010 we disposed of our nurse practitioner services group of our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  We continue to review our operations to identify centers and operations that do not perform at an appropriate level.

Our aggregate occupancy percentage for all of our nursing and rehabilitation, assisted living, independent living and mental health centers was 87.0% for the year ended December 31, 2010. Our occupancy was 88.5% and 88.9% for the years ended December 31, 2009 and 2008, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated (beds of acquired centers are included in the computation following the date of acquisition only). However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a center. Other factors that may impact the performance of a center include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

The following table sets forth certain information concerning the 200 centers in our continuing operations as of December 31, 2010, which consisted of 164 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

		Number of Licensed Beds/Units(1)

	Total		Assisted/
	Number of	Skilled	Independent	Mental
State	Centers	Nursing	Living	Health	Total
Ohio	17	2,392	-	-	2,392
Massachusetts	18	1,803	57	-	1,860
Kentucky	20	1,598	235	-	1,833
New Hampshire	15	1,131	474	-	1,605
Connecticut	10	1,327	72	-	1,399
California	15	858	-	473	1,331
Colorado	9	1,203	97	-	1,300
Idaho	11	1,053	141	22	1,216
Oklahoma	7	1,003	83	60	1,146
Florida	9	1,120	-	-	1,120
New Mexico	9	890	180	-	1,070
Georgia	9	1,002	32	-	1,034
North Carolina	8	930	44	-	974
Alabama	7	757	26	-	783
West Virginia	7	739	-	-	739
Tennessee	8	693	22	-	715
Montana	5	538	112	-	650
Washington	5	444	36	-	480
Maryland	3	434	-	-	434
Rhode Island	2	261	-	-	261
Indiana	2	208	-	-	208
New Jersey	1	176	-	-	176
Arizona	1	161	-	-	161
Utah	1	120	-	-	120
Wyoming	1	46	-	-	46
Total	200	20,887	1,611	555	23,053

(1)
“Licensed Beds” refers to the number of beds for which a license has been issued, which may vary in  some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 200 centers were 22,400.

Rehabilitation Therapy Services

As of December 31, 2010, we leased offices and patient care delivery sites in 32 locations in 11 states to operate our rehabilitation therapy businesses.

Medical Staffing Services

As of December 31, 2010, we leased offices in 25 locations in 17 states to operate our medical staffing business.

Hospice Services

As of December 31, 2010, we leased offices in 20 locations in 10 states to operate our hospice business.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Corporate

We lease our executive offices in Irvine, California. We also own three corporate office buildings and lease office space in a fourth building in Albuquerque, New Mexico.

Item 3.  Legal Proceedings

For a description of our legal proceedings, see Note 12(a) – “Other Events – Litigation” of our consolidated financial statements included in this Annual Report on Form 10-K, which is incorporated by reference to this item.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

New Sun’s common stock began trading under the symbol “SUNHD” on The NASDAQ Global Select Market on November 16, 2010 and then began trading under the symbol “SUNH” on December 20, 2010.  The following table shows the high and low sale prices for the common stock as reported by The NASDAQ Global Select Market for the periods indicated.  Prior to November 16, 2010, Old Sun’s common stock was traded under the symbol “SUNH” on The NASDAQ Global Select Market.

	High	Low
2010
Fourth Quarter (November 16 to December 31, 2010)	$12.99	$9.37

There were approximately 3,265 holders of record of our common stock as of March 1, 2011. Other than in connection with the Separation, we have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our senior credit facility prohibits us from paying any dividends or making any distributions to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors deems relevant.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

STOCK PRICE PERFORMANCE GRAPH

New Sun separated from Old Sun on November 15, 2010 and began trading on The NASDAQ Global Select Market on November 16, 2010.  The following graph and chart compare the cumulative total stockholder return for the period from November 16, 2010 through December 31, 2010 assuming $100 was invested on November 16, 2010 in (i) our common stock, (ii) the Russell 2000 Stock Index and (iii) the Morningstar Long-Term Care Facilities Index. Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON NOV. 16, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	11/16/10	11/22/10	11/29/10	12/6/10	12/13/10	12/20/10	12/27/10	12/31/10
Sun Healthcare Group, Inc.	$100.00	$88.39	$83.82	$93.14	$105.63	$109.85	$110.29	$111.35
Russell 2000 Index	$100.00	$103.13	$103.81	$107.93	$109.56	$111.03	$112.47	$111.30
Long-Term Care Facilities	$100.00	$105.40	$102.51	$107.41	$114.49	$118.90	$120.24	$120.05

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

	At or For the Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)

Total net revenues	$1,906,861	$1,880,776	$1,822,766	$1,557,463	$982,658
Income before income taxes
and discontinued operations	248	72,696	67,161	43,367	11,259
(Loss) income from continuing
operations	(2,716)	43,080	114,509	54,281	11,473
(Loss) income from discontinued
operations	(1,934)	(4,409)	(5,222)	3,229	15,645
Net (loss) income	$(4,650)	$38,671	$109,287	$57,510	$27,118

Basic earnings per common and common equivalent share:
(Loss) income from continuing
operations	$(0.14)	$2.95	$7.93	$3.85	$1.09
(Loss) income from discontinued
operations	(0.10)	(0.30)	(0.36)	0.23	1.48
Net (loss) income	$(0.24)	$2.65	$7.57	$4.07	$2.57

Diluted earnings per common and common equivalent share:
(Loss) income from continuing
operations	$(0.14)	$2.93	$7.60	$3.58	$1.07
(Loss) income from discontinued
operations	(0.10)	(0.30)	(0.35)	0.21	1.47
Net (loss) income	$(0.24)	$2.63	$7.25	$3.80	$2.54

Weighted average number of common and common equivalent shares:
Basic	19,280	14,614	14,444	14,117	10,546
Diluted	19,280	14,714	15,075	15,142	10,696
Working capital	$172,592	$175,604	$172,145	$83,721	$96,245
Total assets	$1,081,758	$1,571,194	$1,543,334	$1,373,826	$621,423
Long-term debt and capital lease obligations, including current portion	$155,980	$700,548	$725,841	$729,268	$174,165
Stockholders' equity	$512,443	$449,064	$403,709	$246,257	$144,133
Dividends per share	$0.1335	$-	$-	$-	$-
Dividends	$9,996	$-	$-	$-	$-

Supplemental Financial Information:
EBITDA (6)	$91,320	$167,476	$162,112	$118,930	$44,013
EBITDA margin (6)	4.8%	8.9%	8.9%	7.6%	4.5%

Adjusted EBITDA (6)	$121,388	$168,822	$161,135	$122,126	$45,161
Adjusted EBITDA margin (6)	6.4%	9.0%	8.8%	7.8%	4.6%

Adjusted EBITDAR (6)	$205,722	$241,950	$234,728	$192,536	$96,575
Adjusted EBITDAR margin (6)	10.8%	12.9%	12.9%	12.4%	9.8%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)
Results for the year ended December 31, 2010 include $29.1 million in transaction costs and $29.2 million in loss on extinguishment of debt due to the Separation.  The results also reflect an increase of $13.1 million of reserves for prior period self-insurance and other general liabilities and $0.4 million of transaction costs related to a hospice acquisition.

(2)
Results for the year ended December 31, 2009 include an increase of $8.2 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, $1.3 million of restructuring costs and $0.5 million of transaction costs related to a hospice acquisition.

(3)
Results for the year ended December 31, 2008 include a full year of revenues and expenses of Harborside Healthcare Corporation (“Harborside”), which was acquired on April 1, 2007, a release of $70.5 million of deferred tax valuation allowance, an increase of $0.9 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a gain of $0.9 million related to the sale of non-core business assets.

(4)
Results for the year ended December 31, 2007 include the revenues and expenses of the Harborside centers since April 1, 2007, a release of $28.8 million of deferred tax valuation allowance, a reduction of $8.6 million of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, and a charge of $3.2 million related to the early extinguishment of debt.

(5)
Results for the year ended December 31, 2006 include an $11.7 million release of self-insurance reserves for general and professional liability and workers’ compensation related to prior years’ continuing operations, a $2.5 million non-cash charge to account for certain lease rate escalation clauses, a net loss on sale of assets of $0.2 million and a $1.0 million charge for the termination of a management contract associated with the acquisition of hospice operations.

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

Specifically, we believe that a presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods.  EBITDA, Adjusted EBITDA and Adjusted EBITDAR are three of the primary indicators we use for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of U.S. generally accepted accounting principles (“GAAP”), expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Net (loss) income	$(4,650)	$38,671	$109,287	$57,510	$27,118

Plus:
Loss (income) from discontinued operations	1,934	4,409	5,222	(3,229)	(15,646)
Interest expense, net of interest income	43,064	49,327	54,603	44,347	18,179
Income tax expense (benefit)	2,964	29,616	(47,348)	(10,914)	(214)
Depreciation and amortization	48,008	45,453	40,348	31,216	14,576
EBITDA	$91,320	$167,476	$162,112	$118,930	$44,013

Plus:
Loss (gain) on sale of assets, net	847	42	(977)	23	173
Restructuring costs	-	1,304	-	-	-
Loss on extinguishment of debt	29,221	-	-	3,173	-
Loss on contract termination	-	-	-	-	975
Adjusted EBITDA	$121,388	$168,822	$161,135	$122,126	$45,161

Plus:
Center rent expense	84,334	73,128	73,593	70,410	51,414
Adjusted EBITDAR	$205,722	$241,950	$234,728	$192,536	$96,575

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

Overview

Our subsidiaries provide long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. We were engaged in the following three principal business segments during 2010:

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

We continually review our operations and portfolio of facilities to determine if any of these operations or assets no longer fit with our business strategies.  This review has resulted in dispositions of certain assets and operations.

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

During 2010, we updated our historical financial statements to reflect the reclassification of our nurse practitioner services group of our Inpatient Services segment to discontinued operations during the year ended December 31, 2010.  U.S. generally accepted accounting principles (“GAAP”) require that these operations be reclassified as discontinued operations on a retroactive basis. The financial information in this Annual Report reflects that reclassification for all periods since January 1, 2006.

2010 Restructuring

As discussed in Item 1. Business, in 2010 Old Sun completed a restructuring of its business by separating its real estate assets and its operating assets into two separate publicly traded companies, Sabra and New Sun.  New Sun changed its name to Sun Healthcare Group, Inc. following the merger of Old Sun into Sabra.  Pursuant to master lease agreements that were entered into between subsidiaries of Sabra and of New Sun in connection

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

with the Separation, subsidiaries of Sabra lease to subsidiaries of New Sun the properties that Sabra’s subsidiaries own following the REIT Conversion Merger.

The Separation was accounted for as a reverse spinoff where New Sun was designated as the “accounting” spinnor and Sabra was designated as the “accounting” spinnee.  Accordingly, the assets and liabilities distributed were recorded based on their historical carrying values.

The historical carrying values of assets and liabilities distributed to Sabra in the Separation are as follows (in thousands):

Cash	$$	66,862
Restricted cash		5,527
Property and equipment, net of accumulated depreciation and
amortization of $91,878		484,801
Intangible and other assets, net		16,116
Long-term debt and mortgage notes payable		(386,678)
Accrued interest on mortgage notes payable		(1,425)
Other accrued liabilities		(2,326)
Deferred tax liabilities		(21,821)
Due to Sun Healthcare Group, Inc.		(5,307)
Net distribution	$$	155,749

For accounting purposes, the historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun after the distribution on November 15, 2010.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

	For the Years Ended
Sources of Revenues	December 31, 2010		December 31, 2009		December 31, 2008
	(dollars in thousands)
Consolidated:
Medicaid	$771,128	40.5%	$753,393	40.0%	$729,014	40.0%
Medicare	566,874	29.7	554,570	29.5	521,819	28.7
Private pay and other	472,706	24.8	471,218	25.1	480,242	26.3
Managed care and
commercial insurance	96,153	5.0	101,595	5.4	91,691	5.0
Total	$1,906,861	100.0%	$1,880,776	100.0%	$1,822,766	100.0%

Inpatient Only:
Medicaid	$770,978	45.4%	$753,260	45.0%	$728,882	45.1%
Medicare	548,216	32.3	538,316	32.1	509,276	31.6
Private pay and other	283,271	16.7	282,300	16.9	286,025	17.7
Managed care and
commercial insurance	94,979	5.6	100,876	6.0	91,139	5.6
Total	$1,697,444	100.0%	$1,674,752	100.0%	$1,615,322	100.0%

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

Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System (“PPS”) as defined by the Balanced Budget Act of 1997 and subsequent revisions, the most recent of which was effective October 1, 2010.   PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward. The amount to be paid is determined by classifying each patient into one of 53 Resource Utilization Group (“RUG”) categories prior to October 1, 2010 and 66 RUGs categories after October 1, 2010.  Each RUG level represents the level of services required to treat the patient’s condition or level of acuity.

The new 66 RUG categorization is the result of research performed by CMS that created the Resource Utilization Group version IV (“RUG IV”).   RUG IV is part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.  CMS created the system to be budget neutral, but actual results are expected to vary by provider.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Under the RUG III system, CMS considered some services that were delivered in the hospital when determining the payment category, referred to as the “lookback”.  Under the RUG IV system CMS eliminated this consideration.   The RUG III system also reimbursed for therapy service delivered concurrently, in a group or individually at the same rate.  The RUG IV system changes maintain the same reimbursement methodology for group and individual therapy, but will only consider concurrent therapy if it is delivered to two patients and divides the services between the two patients that receive the services.

Changes were also made in the qualifications required to qualify for each RUG level and additional levels were added to provider further refinement.

In order to implement the RUG IV system, it was necessary for CMS to change the way some payment related data was collected and collect additional data.  CMS implemented the Minimum Data Set version 3.0 to accomplish this as well at to gather additional data that will be used to improve the quality of care of patients.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2010	2009	2008
$476.59	$455.02	$424.23

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception was in place for patients residing in skilled nursing centers.  That exception will continue through December 31, 2011.

Effective January 1, 2011, changes were made in the payment methodology for Medicare Part B services received by patients in a skilled nursing facility setting.   As part of the Physician Fee Schedule, CMS applied a Multi Procedure Payment Reduction (“MPPR”).  CMS previously applied an MPPR to diagnostic services and is now expanding it to include other Part B services.  A portion of the payment for Part B services is related to activities that CMS contends are only delivered one time when multiple units of the same or related services are delivered.  CMS reduced the portion of the rate that contains these services by 25% which equates to a 7.2% reduction in Part B therapy services for us.

The adjustment will impact our rehabilitation therapy services segment by reducing the amount that we are able to charge to external customers.  We estimate the impact to be $6.5 million annually.

We receive Medicare reimbursements for hospice care at daily or hourly rates based on the level of care furnished to the patient.  Our ability to receive Medicare reimbursement for our hospice services is subject to two limitations:

•
If inpatient days of care provided to all patients at a hospice exceed 20% of the total days of hospice care provided by that hospice for an annual period, then payment for days in excess of this limit are paid for at the routine home care rate.  None of our hospice programs exceeded the payment limits on inpatient services for 2010 or 2009.

•
Overall payments made by Medicare on a per hospice program basis are subject to a cap amount at the end of an annual period.  The cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice’s aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year.  If a hospice program exceeds its aggregate cap, then the hospice must repay

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the excess. As of December 31, 2010, we had accrued $2.1 million for the repayment of Medicare payments received in excess of the cap limits.

On July 14, 2010, CMS also issued its final rule for hospice services for the 2011 federal fiscal year.  The rule includes a market basket increase of 2.6% and a 0.8% decrease resulting from a phase out of the wage index budget neutrality factor.  We estimate that the net impact on our hospice service operations of these two adjustments will be an increase of 2.2% in our reimbursement rates, which we estimate will result in increased revenues of approximately $0.3 million per quarter.

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

2010	2009	2008
$173.62	$171.55	$166.62

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day, (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2010	2009	2008
$159.79	$159.51	$157.08

Managed Care and Insurance

During the year ended December 31, 2010, we received 5.0% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2010	2009	2008
$374.02	$372.93	$351.93

Private Payors, Veterans and Other

During the year ended December 31, 2010, we received 24.8% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31 (data includes revenues for acquired centers following the date of acquisition only):

2010	2009	2008
$188.05	$179.05	$172.50

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our historical consolidated income statements and certain percentage relationships for the years ended December 31 (dollars in thousands):

				As a Percentage of Net Revenues
	2010	2009	2008	2010	2009	2008

Total net revenues	$1,906,861	$1,880,776	$1,822,766	100.0%	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	1,077,859	1,056,265	1,027,872	56.5	56.2	56.4
Self-insurance for workers’ compensation
and general and professional liabilities	70,806	63,740	59,689	3.7	3.4	3.3
General and administrative expenses	60,842	62,068	62,302	3.2	3.3	3.4
Other operating costs (1)	441,951	435,579	424,143	23.2	23.2	23.3
Center rent expense	84,334	73,128	73,593	4.4	3.9	4.0
Depreciation and amortization	48,008	45,453	40,348	2.5	2.4	2.2
Provision for losses on accounts receivable	20,568	21,174	14,032	1.1	1.1	0.8
Interest, net	43,064	49,327	54,603	2.3	2.6	3.0
Other expenses (income) (2)	59,181	1,346	(977)	3.1	-	(0.1)
Income before income taxes and
discontinued operations	248	72,696	67,161	-	3.9	3.7
Income tax expense (benefit)	2,964	29,616	(47,348)	0.1	1.6	(2.6)
(Loss) income from continuing operations	(2,716)	43,080	114,509	(0.1)	2.3	6.3
Loss from discontinued operations	(1,934)	(4,409)	(5,222)	(0.1)	(0.2)	(0.3)
Net (loss) income	$(4,650)	$38,671	$109,287	(0.2)%	2.1%	6.0%

Supplemental Financial Information:
EBITDA (3)	$91,320	$167,476	$162,112	4.8%	8.9%	8.9%
Adjusted EBITDA (3)	$121,388	$168,822	$161,135	6.4%	9.0%	8.8%
Adjusted EBITDAR (3)	$205,722	$241,950	$234,728	10.8%	12.9%	12.9%

(1) Operating administrative expenses are included in “other operating costs” above.

(2)  Other expenses include transaction costs, loss (gain) on sale of assets, loss on extinguishment of debt and restructuring costs.

(3) We define EBITDA as net income before loss (gain) on discontinued operations, interest expense (net of interest income), income tax expense  (benefit), depreciation and amortization.  Adjusted EBITDA is EBITDA adjusted for gain (loss) on sale of assets, net, restructuring costs, loss on extinguishment of debt, net, loss on contract termination and loss on asset impairment. Adjusted EBITDAR is Adjusted EBITDA before center rent expense. See footnote 6 to Item 6 – “Selected Financial Data” of this report for an explanation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR, including a description of our uses of, and the limitations associated with, EBITDA, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income, the most directly comparable GAAP financial measure.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

       The following discussion of the “Year Ended December 31, 2010 Compared to Year Ended December 31, 2009” and “Year Ended December 31, 2009 Compared to Year Ended December 31, 2008” is based on the financial information presented in Note 13 – “Segment Information” of our consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total net revenue increased $26.1 million, or 1.4%, to $1,906.9 million for the year ended December 31, 2010 from $1,880.8 million for the year ended December 31, 2009.  Of this increase in revenue, $22.6 million was contributed by our Inpatient Services segment and $14.3 million by our Rehabilitation Therapy segment.  These increases were offset by a $10.8 million decrease in revenue from our Medical Staffing segment.

Operating salaries and benefits expense increased $21.6 million, or 2.0%, to $1,077.9 million (56.5% of net revenues) for the year ended December 31, 2010 from $1,056.3 million (56.2% of net revenues) for the year ended December 31, 2009.  The increase is primarily the result of wage rate increases.

Self insurance for workers’ compensation and general and professional liability insurance increased $7.1 million, or 11.1%, to $70.8 million (3.7% of net revenues) for the year ended December 31, 2010 from $63.7 million (3.4% of net revenues) for the year ended December 31, 2009.  The increase was attributable to increased general and professional liability insurance costs driven by adverse developments in claims incurred in prior years.

General and administrative expenses decreased $1.3 million, or 2.1%, to $60.8 million (3.2% of net revenues) for the year ended December 31, 2010 from $62.1 million (3.3% of net revenues) for the year ended December 31, 2009.  The decrease was due to decreased salaries and bonus costs driven by continued efforts to control costs.

Other operating costs increased $6.4 million, or 1.5%, to $442.0 million (23.2% of net revenues) for the year ended December 31, 2010 from $435.6 million (23.2% of net revenues) for the year ended December 31, 2009.  The increase in other operating costs was principally comprised of cost increases due to increased provider taxes, coupled with increases in service contracts for software maintenance.

Center rent expense increased $11.2 million, or 15.3%, to $84.3 million (4.4% of net revenues) for the year ended December 31, 2010 from $73.1 million (3.9% of net revenues) for the year ended December 31, 2009.  The increase was primarily due to increased rent paid to Sabra after the Separation.

Depreciation and amortization increased $2.5 million, or 5.5%, to $48.0 million (2.5% of net revenues) for the year ended December 31, 2010 from $45.5 million (2.4% of net revenues) for the year ended December 31, 2009.  The increase was primarily attributable to additional capital expenditures incurred for information systems improvements in 2010, partially offset by a decrease in depreciation related to buildings as a result of the transfer of substantially all of our real estate to Sabra in the Separation.

The provision for losses on accounts receivable decreased $0.6 million, or 2.8%, to $20.6 million (1.1% of net revenues) for the year ended December 31, 2010 from $21.2 million (1.1% of net revenues) for the year ended December 31, 2009.  The decrease was principally driven by improved cash collections.

Net interest expense decreased $6.2 million, or 12.6%, to $43.1 million (2.3% of net revenues) for the year ended December 31, 2010 from $49.3 million (2.6% of net revenues) for the year ended December 31, 2009, principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances following the Separation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        Income tax expense decreased $26.6 million, or 90.0%, to $3.0 million (0.1% of net revenues) for the year ended December 31, 2010 from $29.6 million (1.6% of net revenues) for the year ended December 31, 2009, principally due to a decrease in income before income taxes and discontinued operations.  Offsetting the decrease is a partial increase because we anticipate that certain of the transaction costs for the Separation will not be deductible for tax purposes, which increases our income tax expense.

Other expenses (income) are comprised of transaction costs, loss (gain) on sale of assets, loss on extinguishment of debt and restructuring costs.  Other expenses increased $57.9 million to $59.2 million for the year ended December 31, 2010 from $1.3 million for the year ended December 31, 2009.  The increase is driven by $29.1 million of transaction costs and $29.2 million of loss on extinguishment of debt, both of which are due to the Separation and REIT Conversion Merger.

Our Adjusted EBITDA decreased $47.4 million, or 28.1%, to $121.4 million (6.4% of net revenues) for the year ended December 31, 2010 from $168.8 million (9.0% of net revenues) for the year ended December 31, 2009.  The decrease was primarily attributable to transaction costs incurred for the Separation ($29.1 million), operating salaries and benefits ($21.6 million), self-insurance for workers’ compensation and general and professional liability insurance ($7.1 million), and other operating costs ($6.4 million), offset by additional revenues of $26.1 million, all discussed above.  For an explanation of Adjusted EBITDA, including a description of our uses of, and the limitations associated with, Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, see footnote 6 to Item 6 – “Selected Financial Data” of this Annual Report on Form 10-K.

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

The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (dollars in thousands):

	2010		2009		2008
Inpatient Services	$1,697,444	89.0%	$1,674,752	89.0%	$1,615,322	88.6%
Rehabilitation Therapy Services	206,088	10.8	179,532	9.5	150,475	8.3
Medical Staffing Services	91,801	4.8	102,554	5.5	120,410	6.6
Corporate	40	0.0	34	0.0	37	0.0
Intersegment eliminations	(88,512)	(4.6)	(76,096)	(4.0)	(63,478)	(3.5)
Total net revenues	$1,906,861	100.0%	$1,880,776	100.0%	$1,822,766	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients or third party payors for therapy and medical staffing services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2010	2009	2008
Rehabilitation Therapy Services	$86,476	$74,166	$60,856
Medical Staffing Services	2,036	1,930	2,622
Total affiliated revenues	$88,512	$76,096	$63,478

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2010 for (1) our inpatient services segment decreased $6.0 million, or 3.8%, to $150.7 million, (2) our rehabilitation therapy services segment increased $3.0 million, or 27.0%, to $14.1 million and (3) our medical staffing services segment decreased $3.0 million, or 34.9%, to $5.6 million due to the factors discussed below for each segment. We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.  The following table sets forth the amount of net segment income for the years ended December 31 (in thousands):

	2010	2009	2008
Inpatient Services	$150,744	$156,685	$154,866
Rehabilitation Therapy Services	14,073	11,112	8,462
Medical Staffing Services	5,595	8,610	9,690
Net segment income before Corporate	170,412	176,407	173,018
Corporate	(110,983)	$(102,365)	$(106,834)
Net segment income	$59,429	74,042	66,184

Inpatient Services.  Net revenues increased $22.7 million, or 1.4%, to $1,697.4 million for the year ended December 31, 2010 from $1,674.7 million for the year ended December 31, 2009.  The increase in net revenues was primarily the result of:

-	an increase of $19.3 million in Medicaid revenues, driven by increases in customer base and rates, which drove $10.5 million and $8.8 million of the increase, respectively;

-	an increase of $14.6 million in hospice revenues due to an acquisition and internal growth; and

-	an increase of $2.5 million in other revenues including veterans and other various inpatient services;

offset by

-	a $6.2 million decrease in managed care and commercial insurance revenues due to a lower customer base;

-	a $4.9 million decrease in private revenues also due to a lower customer base; and

-
a $2.6 million decrease in Medicare revenues due to a lower customer base, which was mitigated by  increases in Medicare Part A rates and Medicare Part B revenues, which resulted in increased revenues of $21.1 million and $0.9 million, respectively.

Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $4.6 million, or 0.6%, to $838.3 million for the year ended December 31, 2010 from $833.7 million for the year ended December 31, 2009.  The increase was primarily due to:

-	increases in compensation and related benefits and taxes of $7.2 million to remain competitive in local markets;

offset by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a decrease of $2.6 million in overtime expenses.

        Self-insurance for workers’ compensation and general and professional liability insurance decreased $5.4 million, or 9.0%, to $54.4 million for the year ended December 31, 2010 as compared to $59.8 million for the year ended December 31, 2009.  The decrease was attributable to a $4.2 million decrease in general and professional liability insurance costs and a $1.2 million decrease in workers’ compensation costs.

Other operating costs increased $20.3 million, or 4.8%, to $457.7 million for the year ended December 31, 2010, from $437.4 million for the year ended December 31, 2009.  The increase was primarily due to:

-	a $9.4 million increase in therapy, pharmacy and medical supplies attributable to patient mix as well an increase in the number of new Rehab Recovery Suites coming on line;

-	a $6.7 million increase in taxes (primarily provider taxes and real estate taxes);

-	a $4.4 million increase in purchased services of which a majority of the increase was in service contracts, software maintenance and collection agency expense;

-	a $1.0 million increase in utility costs;

-	a $0.8 million increase in legal fees;

-	a $0.7 million increase in other supplies costs, principally food costs;

-	a $0.7 million increase in rebates and vendor discounts; and

-	a $0.5 million increase in contract nursing labor;

offset by

-	a $1.4 million decrease in equipment rental;

-	a $1.2 million decrease in training and recruitment costs;

-	a $1.0 million decrease in nursing and ancillary services consultant costs; and

-	a $0.3 million decrease in office lease costs.

Operating administrative expenses were consistent with the prior year at $41.2 million for the years ended December 31, 2010 and 2009.

The provision for losses on accounts receivable decreased $1.2 million, or 5.8%, to $19.4 million for the year ended December 31, 2010, from $20.6 million for the year ended December 31, 2009.  The decrease is due to improved cash collections.

Center rent expense for the year ended December 31, 2010 increased $11.3 million, or 15.8%, to $83.0 million, compared to $71.7 million for the year ended December 31, 2009. The increase was attributable to the new lease agreements signed in conjunction with the Separation and negotiated rent increases.

Depreciation and amortization increased $2.0 million, or 4.8%, to $43.3 million for the year ended

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

December 31, 2010, from $41.3 million for the year ended December 31, 2009. Increases in depreciation and amortization related to computer hardware and software, respectively, were partially offset by a decrease in depreciation related to buildings transferred to Sabra in the Separation.

Net interest expense for the year ended December 31, 2010 was $9.5 million as compared to $12.2 million for the year ended December 31, 2009.  The decrease of $2.7 million was a result of lower borrowing costs and lower aggregate borrowings.

Rehabilitation Therapy Services.  Total revenues increased $26.6 million, or 14.8%, to $206.1 million for the year ended December 31, 2010, from $179.5 million for the year ended December 31, 2009.  Of the $26.6 million increase in total revenues, affiliated contract revenues increased $12.3 million; nonaffiliated contract revenues increased $13.2 million and other revenue increased $1.1 million. The addition of 35 affiliated contracts, combined with a rate increase and service volume growth drove the affiliated contract revenue increase. The increase in nonaffiliated contract revenues was due primarily to new contracts (net positive change in contract count), rate increases in existing business and growth in dysphagia and management services business lines.  Affiliated and non-affiliated volume growth was offset by the negative effects of the changes in reimbursement for therapy occasioned by the implementation of RUG IV in October 2010.

Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, increased $21.7 million, or 14.4%, to $172.0 million for the year ended December 31, 2010 from $150.3 million for the year ended December 31, 2009. The increase was primarily due to service volume growth and an average increase of 1.66% in therapy wage rates.

Other operating costs, including contract labor expenses, increased $0.4 million, or 5.3%, to $8.0 million for the year ended December 31, 2010 from $7.6 million for the year ended December 31, 2009. The increase was primarily due to increased contract labor, supplies, administrative and business tax expenses resulting from the increased business volume.

Medical Staffing Services.  Total revenues from Medical Staffing Services decreased $10.8 million, or 10.5%, to $91.8 million for the year ended December 31, 2010 from $102.6 million for the year ended December 31, 2009. The decrease in revenues was primarily the result of:

-	a $8.1 million decrease in staffing other medical professionals due to a decline of 82,600 hours;

-	a decrease in locum tenens (physician placement) business of $3.3 million; and

-	a $0.1 million decrease due to nursing offices permanently closed in 2009;

offset by

-	a $0.7 million increase in the nurse staffing business.

Operating salaries and benefits expenses, excluding workers’ compensation insurance costs, decreased $4.7 million, or 6.5%, to $67.6 million for the year ended December 31, 2010 from $72.3 million for the year ended December 31, 2009. The $4.7 million decrease was primarily driven by the decline in business volume.

Other operating costs decreased $2.9 million, or 18.5%, to $12.8 million for the year ended December 31, 2010 from $15.7 million for the year ended December 31, 2009. The decrease was primarily attributable to a decline in hours associated with the decline in revenues.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Corporate.  General and administrative costs not directly attributed to operating segments decreased $1.3 million, or 2.1%, to $60.8 million for the year ended December 31, 2010 from $62.1 million for the year ended December 31, 2009. The decrease was due to decreased salaries and bonus costs driven by continued efforts to control costs.

Interest expense

Net interest expense not directly attributed to operating segments decreased $3.5 million, or 9.4%, to $33.6 million for the year ended December 31, 2010 from $37.1 million for the year ended December 31, 2009. The decrease was principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total net revenue increased $58.0 million, or 3.2%, to $1,880.8 million for the year ended December 31, 2009 from $1,822.8 million for the year ended December 31, 2008.  Of this increase in revenue $59.4 million was contributed by our Inpatient Services segment and $15.8 million by our Rehabilitation Therapy segment.  These increases were offset by a $17.2 million decrease in revenue from our Medical Staffing segment.

Operating salaries and benefits expense increased $28.4 million, or 2.8%, to $1,056.3 million (56.2% of net revenues) for the year ended December 31, 2009 from $1,027.9 million (56.4% of net revenues) for the year ended December 31, 2008.  The increase is primarily the result of wage rate increases.

Self insurance for workers’ compensation and general and professional liability insurance increased $4.0 million, or 6.7%, to $63.7 million (3.4% of net revenues) for the year ended December 31, 2009 from $59.7 million (3.3% of net revenues) for the year ended December 31, 2008.  The increase was attributable to a $5.7 million increase in general and professional liability insurance costs driven by an increased claims costs related to prior years, partially offset by a $1.7 million decrease in workers’ compensation costs resulting from costs recorded in 2008 related to earlier years.

General and administrative expenses decreased $0.2 million, or 0.3%, to $62.1 million (3.3% of net revenues) for the year ended December 31, 2009 from $62.3 million (3.4% of net revenues) for the year ended December 31, 2008.  The decrease was due to cost reductions in professional and consultant fees and benefits expenses.

Other operating costs increased $11.5 million, or 2.7%, to $435.6 million (23.2% of net revenues) for the year ended December 31, 2009 from $424.1 million (23.3% of net revenues) for the year ended December 31, 2008.  The increase in other operating costs was principally comprised of cost increases relating to pharmaceutical, therapy and other ancillary services, which in turn were driven by increased patient needs, coupled with increases in utilities and provider and real estate taxes.

Center rent expense decreased $0.5 million, or 0.7%, to $73.1 million (3.9% of net revenues) for the year ended December 31, 2009 from $73.6 million (4.0% of net revenues) for the year ended December 31, 2008.  The decrease was due to reduced rent for a previously leased center that was purchased in the first quarter of 2009.

Depreciation and amortization increased $5.2 million, or 12.9%, to $45.5 million (2.4% of net revenues) for the year ended December 31, 2009 from $40.3 million (2.2% of net revenues) for the year ended December 31, 2008.  The increase was primarily attributable to the purchase of previously leased centers and additional capital expenditures incurred for center and information systems improvements in 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable increased $7.2 million, or 51.4%, to $21.2 million (1.1% of net revenues) for the year ended December 31, 2009 from $14.0 million (0.8% of net revenues) for the year ended December 31, 2008. The increase was principally driven by lower recoveries of inpatient services bad debt and continued deterioration in the aging of uncollected accounts, which are primarily private payor accounts.

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

Our Adjusted EBITDA increased $7.7 million, or 4.8%, to $168.8 million (9.0% of net revenues) for the year ended December 31, 2009 from $161.1 million (8.8% of net revenues) for the year ended December 31, 2008.  The increase was primarily attributable to additional revenues of $58.0 million, offset by additional expenses, primarily operating salaries and benefits ($28.4 million), other operating costs ($11.5 million), provision for losses on accounts receivable ($7.2 million) and self-insurance for workers’ compensation and general and professional liability insurance ($4.0 million), all discussed above.  For an explanation of Adjusted EBITDA, including a description of our uses of, and the limitations associated with, Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, see footnote 6 to Item 6 – “Selected Financial Data” of this Annual Report on Form 10-K.

Segment information

Net segment income is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2009 for (1) our inpatient services segment increased $1.8 million, or 1.2%, to $156.7 million, (2) our rehabilitation therapy services segment increased $2.6 million, or 30.6%, to $11.1 million and (3) our medical staffing services segment decreased $1.1 million, or 11.3%, to $8.6 million due to the factors discussed below for each segment.

Inpatient Services.  Net revenues increased $59.5 million, or 3.7%, to $1,674.8 million for the year ended December 31, 2009 from $1,615.3 million for the year ended December 31, 2008.  The increase in net revenues was primarily the result of:

-	an increase of $35.6 million in Medicare revenues driven by increases in Medicare Part A rates and Medicare Part B revenues, which drove $31.6 million and $4.0 million of the increase, respectively;

-	an increase of $24.3 million in Medicaid revenues, driven by increases in rates and customer base, which drove $21.0 million and $3.3 million of the increase, respectively;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase of $15.2 million in hospice revenues due to an acquisition and internal growth; and

-	a $9.5 million increase in managed and commercial insurance revenues driven by a higher customer base and higher rates, which caused $4.2 million and $5.3 million of the increase, respectively;

-	an $8.9 million increase in revenues from private sources due to higher rates;

-	an increase of $0.3 million in other revenue including veterans and other various inpatient services;

offset by

-	a $20.2 million decrease in Medicare revenues due to a lower customer base; and

-	a $14.1 million decrease in private revenues also due to a lower customer base.

Operating salaries and benefits expenses, excluding workers' compensation insurance costs, increased $17.0 million, or 2.0%, to $833.7 million for the year ended December 31, 2009 from $816.7 million for the year ended December 31, 2008.  The increase was primarily due to:

-	increases in compensation and related benefits and taxes of $24.8 million to remain competitive in local markets;

offset by

-	a decrease of $7.8 million in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance increased $4.3 million, or 7.7%, to $59.8 million for the year ended December 31, 2009 as compared to $55.5 million for the year ended December 31, 2008.  The increase was attributable to a $6.1 million increase in general and professional liability insurance costs, offset by a $1.8 million decrease in workers’ compensation costs. The increase in general and professional liability costs was a result of increased claims costs related to prior years. The decrease in workers’ compensation costs resulted from costs recorded in 2008 from changes in estimates related to earlier years.

Other operating costs increased $25.6 million, or 6.2%, to $437.4 million for the year ended December 31, 2009, from $411.8 million for the year ended December 31, 2008.  The increase was primarily due to:

-	a $15.1 million increase in therapy, pharmacy and medical supplies attributable to patient mix as well an increase in the number of new Rehab Recovery Suites coming on line;

-	a $12.0 million increase in taxes (primarily provider taxes and real estate taxes);

-	a $4.3 million increase in purchased services of which a majority of the increase was in service contracts and software maintenance;

-	a $1.0 million increase in legal fees; and

-	a $0.5 million increase in acquisition transaction costs related to an acquisition of a hospice

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

company;

Offset by

-	a $2.5 million decrease in contract nursing labor;

-	a $1.2 million decrease in equipment rental;

-	a $1.2 million increase in vendor discounts and rebates;

-	a $1.2 million decrease in help wanted;

-	a $1.1 million decrease in civil monetary penalties; and

-	a $0.1 million decrease in travel and vehicle expenses.

Operating administrative expenses decreased $0.2 million, or 0.5%, to $41.2 million for the year ended December 31, 2009 from $41.4 million for the year ended December 31, 2008.

The provision for losses on accounts receivable increased $7.3 million, or 54.9%, to $20.6 million for the year ended December 31, 2009, from $13.3 million for the year ended December 31, 2008.  The increase is due to increased credit risk associated with slower cash collections.

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

Net interest expense for the year ended December 31, 2009 was $12.2 million as compared to $13.7 million for the year ended December 31, 2008.  The decrease of $1.5 million was a result of lower borrowing costs and lower aggregate borrowings.

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

Provision for losses on accounts receivable increased $0.3 million to $0.5 million for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008.  The increase was due to the aging of uncollected accounts and a higher reserve percentage for our oldest rehab agency accounts.

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

Interest expense

Net interest expense not directly attributed to operating segments decreased $3.9 million, or 9.5%, to $37.1 million for the year ended December 31, 2009 from $41.0 million for the year ended December 31, 2008. The decrease was principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

For the year ended and as of December 31, 2010, our net loss was $4.7 million and our working capital was $172.6 million. As of December 31, 2010, we had cash and cash equivalents of $81.2 million, $60.0 million available on our revolving credit facility and $156.0 million in borrowings.  As of December 31, 2010, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility.

Based on current levels of operations, we believe that our operating cash flows (which were $79.9 million for the year ended December 31, 2010), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures”, scheduled debt service payments and our other commitments described in the table under “Obligations and Commitments” at least through the next twelve months. We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness. Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

Since April 2007 we have relied on our cash flows to provide for operational needs and capital expenditures, and have not relied on revolving credit borrowings. However, there can be no assurance that our operations will continue to provide sufficient cash flow or that refinancing sources will be available in the future, particularly given current economic conditions. We anticipate that we will be able to utilize our revolving credit facility if needed, as we expect to remain in compliance with the covenants contained in our credit agreement for at least the next twelve months. While we do not anticipate that any of our lenders will be unable to lend under our revolving credit facility if we determine to borrow funds, no assurance can be given that one or more of our lenders will be able to fulfill their commitments.  We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.

Cash flows

During the year ended December 31, 2010, net cash provided by operating activities decreased by $29.0 million as compared to the prior year.  This decrease was the result of (i) a year-over-year decrease in net income of $43.3 million, which is primarily driven by the transaction costs and loss on extinguishment of debt resulting from the Separation and REIT Conversion Merger, (ii) a year-over-year increase in working capital changes of $25.6 million due to timing differences and (iii) a $11.3 million decrease in non-cash adjustments to net income, principally related to deferred taxes offset by the loss on extinguishment of debt, depreciation and amortization expenses and the provision for losses on accounts receivable.

Net cash used for investing activities of $67.4 million for the year ended December 31, 2010 is comprised of (i) $53.5 million used for capital expenditures and (ii) $13.9 million used for acquisitions net of cash acquired.

Net cash used for financing activities of $35.8 million for the year ended December 31, 2010 is comprised of (i) $590.9 million in principal repayments of long-term debt and capital lease obligations, (ii) $66.9 million distributed to Sabra in connection with the Separation, (iii) $26.8 million in deferred financing costs, (iv) a $10.0 million dividend to stockholders in connection with the Separation, and (v) $2.1 million in payments to a non-controlling interest, offset by (vi) $435.5 million provided by long-term borrowings and (vii) $225.4 million provided by the issuance of common stock.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        During the year ended December 31, 2009, net cash provided by operating activities increased by $20.7 million as compared to the prior year.  This increase was the result of (i) a year-over-year decrease in net income of $70.6 million, (ii) a year-over-year increase in working capital changes of $5.2 million due to timing differences and (iii) a $86.2 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable and recognition of deferred taxes.

Loan Agreements

Prior to the completion of financings related to the Separation, Old Sun had issued, and there remained outstanding, $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), and a senior secured credit facility with a syndicate of financial institutions (the “Old Sun Credit Agreement”).    The Old Sun Credit Agreement, following an amendment entered into in June 2010, provided for $365.0 million of term loans, a $45.0 million letter of credit facility and a $50.0 million revolving credit facility.   Interest on the outstanding unpaid principal amount of loans under the Old Sun Credit Agreement equaled an applicable percentage plus, at Old Sun’s option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans and revolving loans at September 30, 2010 was 2.0% for alternative base rate loans and 3.0% for LIBOR loans.

In October 2010, in connection with the Separation, subsidiaries of Sabra issued $225 million principal amount of senior notes due 2018, the proceeds of which were used, together with cash from Old Sun, to redeem the Notes in December 2010, including accrued interest and a redemption premium.

In October 2010, in connection with the Separation, New Sun entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The Credit Agreement provides for $150.0 million in term loans ($147.5 million was outstanding at December 31, 2010), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans ($66.2 million was utilized at December 31, 2010).  The revolving credit facility was undrawn on December 31, 2010. In addition to funding the letter of credit facility, the proceeds of the term loans were used to repay outstanding term loans under the Old Sun Credit Agreement, which was concurrently terminated, to pay related fees and expenses and to provide funds for general corporate purposes.  The letter of credit facility replaced the letter of credit facility under the Old Sun Credit Agreement.  The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test and a leverage covenant.  The Credit Agreement contains customary events of default, such as a failure by New Sun to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting certain actions, including incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The obligations of New Sun under the Credit Agreement are guaranteed by most of New Sun’s subsidiaries and are collateralized by the assets of New Sun and most of New Sun’s subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of $2.5 million, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  Borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at New Sun’s option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus one-half of 1.0%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  The applicable percentage for term loans and revolving loans is 4.75% for alternative base rate loans and 5.75% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, New Sun is required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, New Sun is required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

In August 2010, we refinanced mortgage indebtedness collateralized by four of our health care centers.  The new mortgage indebtedness of $20.5 million bears interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%).  In October 2010, we refinanced mortgage indebtedness collateralized by nine of our health care centers.  The new mortgage indebtedness of $30.0 million bears interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%), and was collateralized by seven of our health care centers.  Both mortgage loans were assumed by Sabra in the Separation.

Acquisitions

In December 2010, we completed the purchase of a hospice company that operates in Alabama and Georgia for $13.9 million.  The purchase price included allocations of $6.7 million for intangible assets, $9.7 million for goodwill, and $0.3 million for net working capital and other assets.

In October 2009, we completed the purchase of a hospice company, which operates four hospice programs in three states in the New England area, for $16.1 million.  The purchase price included allocations of $6.3 million for intangible assets, $11.3 million for goodwill, and $1.5 million for net working capital and other assets.

Assets held for sale

We had no assets held for sale as of December 31, 2010 or 2009.

During 2010 we disposed of our nurse practitioner services group of our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  During October 2009, we transferred operations of an assisted living center in Utah to an outside party.  This center has been classified as a discontinued operation.

Capital expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, of $53.5 million, $54.3 million, and $42.5 million for the years ended December 31, 2010, 2009, and 2008, respectively, which included capital expenditures for discontinued operations of $0.1 million for the year ended December 31, 2008.  We did not incur any capital expenditures related to discontinued operations in 2010 or 2009.  During the year ended December 31, 2010, we incurred $32.1 million of capital expenditures for ongoing normal operational needs of our centers, plus we expended $16.4 million for major renovations of our centers, including $7.4 million spent on construction of our Rehab Recovery Suites.  Our development and rollout of a new billing platform and labor management system resulted in $2.1 million of expenditures during 2010.  We also incurred capital expenditures of $2.9 million in our Corporate segment for information systems and other needs.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We had construction commitments as of December 31, 2010 under various contracts of $9.4 million related to improvements at centers.  These commitments, and other expenditures in response to emergency situations at our centers, the amount of which we cannot predict, represent our non-discretionary capital expenditures.  The remaining amount of our 2010 planned capital expenditures is discretionary.  We expect to incur approximately $55 million to $60 million in capital expenditures during 2011, related primarily to improvements at existing centers and information system upgrades.

Obligations and Commitments

The following table provides information about our contractual obligations and commitments in future years as of December 31, 2010 (in thousands):

	Payments Due by Period
							After
	Total	2011	2012	2013	2014	2015	2015
Contractual Obligations:
Debt, including interest
payments (1)	$249,081	$28,035	$27,288	$26,541	$25,323	$24,084	$117,810
Capital leases (2)	587	336	194	51	6	-	-
Construction commitments	9,387	9,387	-	-	-	-	-
Purchase obligations (3)	373,080	101,880	101,880	79,080	56,280	33,960	-
Operating leases (4)	1,199,645	147,256	143,121	139,600	110,483	108,637	550,548
Other liabilities (5)	6,173	-	6,173	-	-	-	-

Total	$1,837,953	$286,894	$278,656	$245,272	$192,092	$166,681	$668,358

	Amount of Commitment Expiration Per Period
	Total
	Amounts						After
	Committed	2011	2012	2013	2014	2015	2015
Other Commercial Commitments:
Letters of credit (6)	$66,169	$66,169	$-	$-	$-	$-	$-

Total	$66,169	$66,169	$-	$-	$-	$-	$-

(1)
Debt includes principal payments and interest payments through the maturity dates. Total interest on debt, based on contractual rates, is $93.6 million, of which $88.9 million is attributable to variable interest rates determined using the weighted average method.

(2)	Includes interest of $0.1 million.
(3)	Represents our estimated level of purchasing from our main suppliers assuming that we continue to operate the same number of centers in future periods.
(4)	Some of our operating leases also have contingent rentals.
(5)
$6.2 million of liability due to the previous shareholders of Harborside when certain tax benefits associated with that acquisition are realized.  Excludes liabilities for uncertain tax positions that are included in other liabilities at December 31, 2010 for which we are unable to make a reasonably reliable estimate as to when, if at all, cash settlements with taxing authorities will occur.

(6)	Letters of credit expire annually but may be reissued pursuant to a $75.0 million letter of credit facility that terminates in October 2016.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. We believe the following are the most significant judgments and estimates affecting the accounting policies we use in the preparation of the consolidated financial statements.

Net revenues.  Net revenues consist of long-term and subacute care revenues, rehabilitation therapy revenues, and medical staffing services revenues. Net revenues are recognized as services are provided and billed. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations, when determined.

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

Estimated provisions for losses on accounts receivable are recorded each period as an expense in the income statement.  In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions.  Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.  In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve on a semi-annual basis.

The allowance for doubtful accounts related to centers that we have divested was based on management’s expectation of collectability at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized or new information becomes available, the allowance is adjusted as appropriate. As of December 31, 2010, accounts receivable for divested operations were significantly reserved.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Regarding our estimates for workers’ compensation reserves, there were no large or unusual settlements during the 2010 period.  As of December 31, 2010, the discounting of the policy periods resulted in a reduction to our reserves of $13.4 million.

During 2010 we determined that the previous estimates for general and professional liabilities reserves for matters related to years prior to 2010 were understated by $13.1 million due to adverse developments with respect to a number of claims that arose in prior periods. Accordingly we have recorded a charge in the fourth quarter of 2010 to increase our general and professional liabilities reserves.  Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported.

Impairment of assets.

Goodwill and Accounting for Business Combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  Our goodwill included in our consolidated balance sheets as of December 31, 2010 and 2009 was $348.0 and $338.3 million, respectively.  The increase in our goodwill during 2010 was primarily the result of a hospice acquisition in our Inpatient Services segment.

Under GAAP, goodwill and intangible assets with indefinite lives are not amortized; however, they are subject to annual impairment tests. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

We perform our annual goodwill impairment analysis for our reporting units during the fourth quarter of each year, which timing for 2010 also coincided with the Separation.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at one level below our segment level.  Our goodwill balances by reporting unit as of December 31, 2010 are (in thousands):

Inpatient Services – Healthcare facilities reporting unit	$314,729
Inpatient Services – Hospice services reporting unit	28,710
Rehabilitation Therapy Services segment	75
Medical Staffing Services segment	4,533
Total goodwill	$348,047

We determined potential impairment by comparing the net assets of each reporting unit to their respective fair values, which GAAP describes as Step 1 of goodwill impairment testing. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis and other appropriate valuation methodologies. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit, which is referred to in GAAP as Step 2 of the impairment analysis. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The discounted cash flow model utilizes five years of projected cash flows for each reporting unit. The projected financial results are created from critical assumptions and estimates based upon management’s business plan and historical trends while giving consideration to the overall economic environment. Determining fair value requires the exercise of significant judgments about appropriate discount rates, business growth rates, the amount and timing of expected future cash flows and market information relevant to our overall company value. In addition, to validate the reasonableness of our assumptions, we utilized our discounted cash flow model on a consolidated basis and compared the estimated fair value to our market capitalization as of December 31, 2010.  Key assumptions in the discounted cash flow model are as follows:

Business Growth Assumptions – In determining our projected Inpatient Services revenue growth rates for our discounted cash flow model, we focus on the two primary drivers: average daily census (“ADC”) and reimbursement rates. Key revenue inputs include historical ADC adjusted for known trends and current Medicare and Medicaid rates adjusted for anticipated changes. ADC trends have been reasonably constant within a narrow range and may be influenced over the long run by a number of factors, including demographic changes in the population we serve and our ability to deliver quality service in an attractive environment. Generally long term care reimbursement rates are set annually by the payor. To estimate these rates, we evaluate the current reimbursement climate and adjust historical trends where appropriate. Significant adverse rate changes in any one year would cause us to reevaluate our projected rates.  In recent years we have generated historical revenue growth of 1.4% to 6.2% annually.  Expenses generally vary with ADC and have historically grown by approximately 2.9% to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

5.6% annually.  Labor is the largest component of our expenses.  We consider labor market trends and staffing needs for the projected ADC levels in determining labor growth rates to be used in our projections. The projected growth rates used in our discounted cash flow model took into account the potential adverse effects of the current economic downturn on our projected revenue and expenses.

Terminal Value EBITDAR Multiple – Consistent with commonly accepted valuation techniques, a terminal multiple for the final year’s projected results is applied to estimate our value in the final year of the analysis. That multiple is applied to the final year’s projected EBITDAR from continuing operations.

Discount Rate – Market conditions indicated that a discount rate of 13% was appropriate at December 31, 2010.  This discount rate is consistent with our overall market capitalization comparison. We consistently apply the same discount rate to the evaluation of each reporting unit.

The goodwill impairment analysis is subject to impact from uncertainties arising from such events as changes in economic or competitive conditions, the current general economic environment, material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows, and the impact of strategic decisions such as the Separation. The Step 1 results of our fourth quarter 2010 goodwill impairment analysis showed that none of our reporting units exhibited any indications of potential goodwill impairment. Based on the analysis performed, we determined there was no goodwill impairment for the years ended December 31, 2010, 2009 or 2008.

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. During 2010 and 2009, the market value of our common stock was below our book equity value. Management believes that the difference between our market equity value and our book equity during 2010 was generally attributable to uncertainty in equity markets related to certain Medicare regulatory changes that went into effect October 1, 2010 for our Inpatient Services and Rehabilitation Services segments and uncertainty related to the enactment of healthcare reform legislation during 2010. Management believes that the difference between our market equity value and our book equity value during 2009 was generally attributable to uncertainty in the equity markets related to proposed federal healthcare reform legislation and certain Medicare revenue reductions announced by CMS during the year. The difference between the book equity value and the market value of our common stock during 2010 and 2009 was a potential indication that the carrying value of our goodwill may have been impaired but was not viewed as a triggering event.

Although we have determined that there was no goodwill or other indefinite lived intangible asset impairments as of December 31, 2010, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Indefinite Lived Intangibles

Our indefinite lived intangibles primarily consist of values assigned to CONs and regulatory licenses obtained through various acquisitions.

We evaluate the recoverability of our indefinite lived intangibles by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place. We determined there was no impairment charge to our indefinite lived intangibles for the years ended December 31, 2010, 2009 or 2008.

Finite Lived Intangibles

Our finite lived intangibles include tradenames, favorable lease intangibles and customer contracts.

We evaluate the recoverability of our finite lived intangibles if an impairment indicator is present.  As there were no such indicators, we determined there was no impairment of our finite lived intangibles for the years ended December 31, 2010, 2009 or 2008.

Long-Lived Assets

GAAP requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts at each center. The impairment loss is measured by comparing the estimated fair value of the asset, usually based on discounted cash flows, to its carrying amount.  We assess the need for an impairment write-down when such indicators of impairment are present.  We determined there was no impairment to our long-lived assets used in continuing operations for the years ended December 31, 2010, 2009, and 2008.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Impact of Inflation

CMS implemented market basket increases of 2.3%, 2.2%, and 3.4% to the Medicare reimbursement rates for Federal fiscal years 2011, 2010, and 2009, respectively, which increases were primarily intended to keep track with inflation. The final rule for Federal fiscal year 2010 also had a 0.6% reduction for a forecast error/parity adjustment.  We estimate that the net result of the two 2011 adjustments, based on our current acuity mix, will be an increase of 1.7% in our reimbursement rates, which we estimate will increase our net revenues by approximately $1.9 million per quarter.

Off-Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk because we hold debt that is sensitive to changes in interest rates.  We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt.

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010 (1)	2009 (1)
	(Dollars in thousands)
Long-term Debt:
Fixed rate debt	$1,050	$1,002	$949	$517	$65	$4,897	$8,480	$8,584	$488,393
Rate	7.5%	7.3%	7.0%	6.8%	6.7%	6.7%
Variable rate debt	$10,000	$10,000	$10,000	$10,000	$10,000	$97,500	$147,500	$147,500	$202,557
Rate	7.5%	7.5%	7.5%	7.5%	7.5%	7.5%

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Item 9A.  Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), William A. Mathies, and Chief Financial Officer (“CFO”), L. Bryan Shaul, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to May 2, 2011.

Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, and other financial personnel.  The Code of Ethics is designed to deter wrongdoing and to promote, among other things, (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosures, and (iii) compliance with applicable governmental laws, rules and regulations.  The Code of Ethics is available on our web site at www.sunh.com by clicking on “Governance” and then “Compliance.”   If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website.

Item 11.  Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to May 2, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to May 2, 2011.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to May 2, 2011.

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to May 2, 2011.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	(1)	The following consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Income Statements for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(a)(2) below:

Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(1)	Agreement and Plan of Merger dated October 19, 2006 by and among Sun Healthcare Group, Inc., Horizon Merger, Inc. and Harborside Healthcare Corporation

2.2(8)±	Distribution Agreement, dated November 4, 2010, by and among Sun Healthcare Group, Inc. (Old Sun), Sabra Health Care REIT, Inc. and Sun Healthcare Group, Inc. (formerly SHG Services, Inc.)

3.1*	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended

3.2*	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

10.1(2)	Credit Agreement, dated as of October 18, 2010, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

10.2*+	Sun Healthcare Group, Inc. 2004 Equity Incentive Plan

10.3*+	Sun Healthcare Group, Inc. 2009 Performance Incentive Plan

10.4*+	Form of Stock Option Agreement

10.5*+	Form of Stock Unit Agreement for employees

10.6*+	Form of Stock Unit Agreement for non-employee directors

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.7*+	Non-employee Directors Stock-for-Fees Program and Payment Election Form

10.8(3)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of December 17, 2008

10.9(4)+	Employment Agreement by and between Sun Healthcare Group, Inc. and William A. Mathies dated as of November 18, 2010

10.10(3)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Michael Newman dated as of December 17, 2008

10.11(3)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and Chauncey J. Hunker dated as of December 17, 2008

10.12*+	Non-Employee Director Compensation Policy of Sun Healthcare Group, Inc.

10.13(9)	Tax Allocation Agreement, dated as of September 23, 2010, by and among Sun Healthcare Group, Inc. (Old Sun), Sabra Health Care REIT, Inc. and Sun Healthcare Group, Inc. (formerly SHG Services, Inc.)

10.14(5)
Third Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated November 4, 2010

10.14.1(5)
Guaranty dated November 4, 2010 by Sun Healthcare Group, Inc. in favor of Lessors under the Third Amended and Restated Master Lease Agreement dated November 4, 2010 among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors)

10.15(5)	Form of Indemnification Agreement entered into with each of the directors and officers of Sun Healthcare Group, Inc. and certain of its subsidiaries

10.16(10)+	Sun Healthcare Group, Inc. Deferred Compensation Plan

10.17(6)+	Amended and Restated Severance Benefits Agreement dated as of December 17, 2008 by and between Richard L. Peranton and CareerStaff Unlimited, Inc.

10.18(7)+	Amended and Restated Severance Benefits Agreement dated as of December 17, 2008 by and between Sue Gwyn and SunDance Rehabilitation Corporation

10.19(8)	Transition Services Agreement, dated November 4, 2010, by and between Sun Healthcare Group, Inc. (formerly SHG Services, Inc.) and Sabra Health Care REIT, Inc.

10.20(8)	Form of Master Lease Agreement entered into between subsidiaries of Sun Healthcare Group, Inc. (formerly SHG Services, Inc.) and subsidiaries of Sabra Health Care REIT, Inc.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.20.1(8)	Form of Guaranty entered into by Sun Healthcare Group, Inc. (formerly SHG Services, Inc.) in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Master Lease Agreements.

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

31.2*	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.2*	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer
_______________

*      Filed herewith.
+      Designates a management compensation plan, contract or arrangement
±
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

(1)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006
(2)	Incorporated by reference from exhibits to our Form 8-K filed on October 22, 2010
(3)	Incorporated by reference from exhibits to our Form 10-K filed on March 4, 2009
(4)	Incorporated by reference from exhibits to our Form 8-K filed on November 23, 2010
(5)	Incorporated by reference from exhibits to our Form 8-K filed on November 16, 2010
(6)	Incorporated by reference from exhibits to our Form 10-Q filed on August 7, 2009
(7)	Incorporated by reference from exhibits to our Form 10-K filed on March 5, 2010
(8)	Incorporated by reference from exhibits to our Form 8-K filed on November 5, 2010
(9)	Incorporated by reference from exhibits to our Form 8-K filed on September 29, 2010
(10)	Incorporated by reference from exhibits to our Form 10-Q filed on April 29, 2009

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Chief Financial Officer

February 28, 2011

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of dates and in the capacities indicated.

Signatures	Title	Date

Chairman of the Board and Chief Executive Officer
/s/ William A. Mathies	(Principal Executive Officer)	February 28, 2011
William A. Mathies

Executive Vice President and Chief Financial Officer (Principal
/s/ L. Bryan Shaul	Financial and Accounting Officer)	February 28, 2011
L. Bryan Shaul

/s/ Gregory S. Anderson	Director	March 2, 2011
Gregory S. Anderson

/s/ Tony M. Astorga	Director	February 25, 2011
Tony M. Astorga

/s/ Christian K. Bement	Director	February 25, 2011
Christian K. Bement

/s/ Michael J. Foster	Director	March 2, 2011
Michael J. Foster

/s/ Barbara B. Kennelly	Director	February 25, 2011
Barbara B. Kennelly

/s/ Milton J. Walters	Director	March 2, 2011
Milton J. Walters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2010

Page

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3– F-4
As of December 31, 2010 and 2009

Consolidated Statements of Operations	F-5
For the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss)	F-6
Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows	F-7 – F-8
For the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements	F-9 – F-45

Supplementary Data (Unaudited) - Quarterly Financial Data	1 – 3

Schedule II – Valuation and Qualifying Accounts	4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sun Healthcare Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 3, 2011

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	December 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$81,163	$104,483
Restricted cash	15,329	24,034
Accounts receivable, net of allowance for doubtful accounts of $66,607
and $55,402 at December 31, 2010 and 2009, respectively	218,040	220,319
Prepaid expenses and other assets	16,859	21,757
Deferred tax assets	69,800	68,415

Total current assets	401,191	439,008

Property and equipment, net of accumulated depreciation and amortization
of $102,897 and $153,854 at December 31, 2010 and 2009, respectively	139,860	622,682
Intangible assets, net of accumulated amortization of $12,506 and $9,760 at
December 31, 2010 and 2009, respectively	41,967	38,628
Goodwill	348,047	338,296
Restricted cash, non-current	350	3,317
Deferred tax assets	126,540	108,999
Other assets	23,803	20,264
Total assets	$1,081,758	$1,571,194

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	December 31, 2010	December 31, 2009
Current liabilities:
Accounts payable	$49,993	$57,109
Accrued compensation and benefits	61,518	58,953
Accrued self-insurance obligations, current portion	52,093	45,661
Other accrued liabilities	53,945	55,265
Current portion of long-term debt and capital lease obligations	11,050	46,416

Total current liabilities	228,599	263,404

Accrued self-insurance obligations, net of current portion	133,405	121,948
Long-term debt and capital lease obligations, net of current portion	144,930	654,132
Unfavorable lease obligations, net of accumulated amortization of
$19,298 and $16,450 at December 31, 2010 and 2009, respectively	9,815	12,663
Other long-term liabilities	52,566	69,983

Total liabilities	569,315	1,122,130

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333,333
shares, zero shares issued and outstanding as of December 31, 2010
and authorized 10,000,000 shares, zero shares issued and outstanding as of December 31, 2009	-	-
Common stock of $.01 par value, authorized 41,666,667 shares,
24,973,693 shares issued and outstanding as of December 31, 2010 and authorized 125,000,000 shares, 43,764,240 shares issued and
outstanding as of December 31, 2009	250	438
Additional paid-in capital	720,854	655,666
Accumulated deficit	(208,661)	(204,011)
Accumulated other comprehensive loss, net	-	(3,029)
Total stockholders' equity	512,443	449,064
Total liabilities and stockholders' equity	$1,081,758	$1,571,194

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008

Total net revenues	$1,906,861	$1,880,776	$1,822,766
Costs and expenses:
Operating salaries and benefits	1,077,859	1,056,265	1,027,872
Self-insurance for workers' compensation and general
and professional liability insurance	70,806	63,740	59,689
Operating administrative expenses	51,943	50,924	51,171
Other operating costs	390,008	384,655	372,972
Center rent expense	84,334	73,128	73,593
General and administrative expenses	60,842	62,068	62,302
Depreciation and amortization	48,008	45,453	40,348
Provision for losses on accounts receivable	20,568	21,174	14,032
Interest, net of interest income of $315, $383, and $1,781, respectively	43,064	49,327	54,603
Loss on extinguishment of debt	29,221	-	-
Transaction costs	29,113	-	-
Loss (gain) on sale of assets, net	847	42	(977)
Restructuring costs	-	1,304	-
Total costs and expenses	1,906,613	1,808,080	1,755,605

Income before income taxes and discontinued operations	248	72,696	67,161
Income tax expense (benefit)	2,964	29,616	(47,348)
(Loss) income from continuing operations	(2,716)	43,080	114,509

Discontinued operations:
Loss from discontinued operations, net of related taxes	(1,934)	(4,076)	(2,221)
Loss on disposal of discontinued operations, net of related taxes	-	(333)	(3,001)
Loss from discontinued operations	(1,934)	(4,409)	(5,222)

Net (loss) income	$(4,650)	$38,671	$109,287

Basic earnings per common and common equivalent share:
(Loss) income from continuing operations	$(0.14)	$2.95	$7.93
Loss from discontinued operations, net	(0.10)	(0.30)	(0.36)
Net (loss) income	$(0.24)	$2.65	$7.57

Diluted earnings per common and common equivalent share:
(Loss) income from continuing operations	$(0.14)	$2.93	$7.60
Loss from discontinued operations, net	(0.10)	(0.30)	(0.35)
Net (loss) income	$(0.24)	$2.63	$7.25

Weighted average number of common and common equivalent
shares outstanding:
Basic	19,280	14,614	14,444
Diluted	19,280	14,714	15,075

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the Years Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Issued and outstanding at beginning of period	43,764	$438	43,545	$435	43,016	$430
Issuance of common stock	306	3	219	3	529	5
Issuance of common stock in the equity offering	30,763	307	-	-	-	-
Exchange of shares in the Separation (Note 1)	(49,859)	(498)	-	-	-	-
Common stock issued and outstanding at
end of period	24,974	250	43,764	438	43,545	435

Additional paid-in capital:
Balance at beginning of period		655,666		650,542		600,199
Issuance of common stock in excess of par value		494		101		2,488
Stock based compensation expense		6,300		5,810		5,270
Issuance of common stock in excess of par value from the equity offering, net		224,685		-		-
Exchange of shares in the Separation (Note 1)		498		-		-
Realization of pre-emergence tax benefits		-		-		43,093
Dividend to stockholders (Note 1)		(9,996)		-		-
Distribution to Sabra (Note 1)		(155,749)		-		-
Other		(1,044)		(787)		(508)
Additional paid-in capital at end of period		720,854		655,666		650,542

Accumulated deficit:
Balance at beginning of period		(204,011)		(242,682)		(351,969)
Net (loss) income		(4,650)		38,671		109,287
Accumulated deficit at end of period		(208,661)		(204,011)		(242,682)

Accumulated other comprehensive loss:
Balance at beginning of period		(3,029)		(4,586)		(2,403)
Other comprehensive income (loss) from cash flow hedge, net of related tax expense (benefit) of $2,105, $1,038, and ($3,058)		3,029		1,557		(2,183)
Accumulated other comprehensive loss at
end of period		-		(3,029)		(4,586)

Total stockholders' equity		$512,443		$449,064		$403,709

Comprehensive (loss) income:

Net (loss) income		$(4,650)		$38,671		$109,287
Other comprehensive income (loss) from cash flow hedge, net of related tax expense (benefit) of $2,019, $1,038, and ($3,058), respectively		3,029		1,557		(2,183)
Comprehensive (loss) income		$(1,621)		$40,228		$107,104

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(4,650)	$38,671	$109,287
Adjustments to reconcile net (loss) income to net cash provided by operating activities, including discontinued operations:
Loss on extinguishment of debt	14,126	-	-
Depreciation and amortization	48,023	45,465	40,614
Amortization of favorable and unfavorable lease intangibles	(1,945)	(1,824)	(1,879)
Provision for losses on accounts receivable	21,175	21,196	15,283
Loss on sale of assets, including discontinued operations, net	847	605	2,151
Impairment charge for discontinued operation	-	-	1,800
Stock-based compensation expense	6,300	5,810	5,270
Deferred taxes	(1,590)	27,003	(51,128)
Other	-	-	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,945)	(33,547)	(35,136)
Restricted cash	3,176	10,628	3,215
Prepaid expenses and other assets	5,671	2,940	(4,213)
Accounts payable	(1,842)	(8,390)	4,032
Accrued compensation and benefits	2,519	(2,989)	(2,367)
Accrued self-insurance obligations	17,890	7,759	4,773
Income taxes payable	-	-	(1,806)
Other accrued liabilities	(9,919)	(3,196)	(8,719)
Other long-term liabilities	(928)	(1,223)	7,020
Net cash provided by operating activities	79,908	108,908	88,187

Cash flows from investing activities:
Capital expenditures	(53,528)	(54,312)	(42,543)
Purchase of leased real estate	-	(3,275)	(8,956)
Proceeds from sale of assets held for sale	-	2,174	18,354
Acquisitions, net of cash acquired	(13,894)	(14,936)	(11,734)
Insurance proceeds received	-	-	628
Net cash used for investing activities	(67,422)	(70,349)	(44,251)

Cash flows from financing activities:
Borrowings of long-term debt	435,500	20,822	20,290
Principal repayments of long-term debt and capital lease obligations	(590,939)	(46,292)	(29,627)
Payment to non-controlling interest	(2,025)	(311)	(418)
Distribution to non-controlling interest	(105)	(549)	(353)
Distribution to Sabra Health Care REIT, Inc.	(66,862)	-	-
Dividend to stockholders	(9,996)	-	-
Proceeds from issuance of common stock	225,393	101	2,493
Deferred financing costs	(26,772)	-	-
Net cash (used for) provided by financing activities	(35,806)	(26,229)	(7,615)

Net (decrease) increase in cash and cash equivalents	(23,320)	12,330	36,321
Cash and cash equivalents at beginning of period	104,483	92,153	55,832
Cash and cash equivalents at end of period	$81,163	$104,483	$92,153
Supplemental disclosure of cash flow information:
Interest payments	$47,160	$48,781	$52,208
Capitalized interest	$614	$523	$447
Income taxes paid, net	$103	$3,484	$2,231

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

For the year ended December 31, 2010, additional paid-in capital decreased due to the distribution of net non-cash assets to Sabra in the amount of $88.9 million (see Note 1 – “Nature of Business”).

For the year ended December 31, 2009, capital lease obligations of $79 were incurred in 2009 when we entered into new equipment and vehicle leases.

For the year ended December 31, 2008, stockholders’ equity increased by $43,093 due to a change in the valuation allowance for deferred tax assets and income tax payable attributable to fresh-start accounting and business combinations (see Note 9 – “Income Taxes”).  Capital lease obligations of $575 were incurred in 2008 when we entered into new equipment and vehicle leases.

See accompanying notes

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Business

Our subsidiaries provide long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 200 healthcare facilities in 25 states as of December 31, 2010.

Equity Offering

In August 2010, we completed a public offering of 30,762,500 shares of our common stock. The shares were issued at a public offering price of $7.75 per share, resulting in proceeds of $224.8 million, net of the underwriter’s discount and other professional fees. The net proceeds and other cash on hand were used to repay $225.0 million of our term loans (see Note 3 – “Long-Term Debt, Capital Lease Obligations and Hedging Arrangements”).

2010 Restructuring

On November 15, 2010, our former parent, Sun Healthcare Group, Inc. ("Old Sun"), completed a restructuring of its business by separating its real estate assets and its operating assets into two separate publicly traded companies.  The restructuring consisted of certain key transactions including the reorganization, through a series of internal corporate restructurings, such that (i) substantially all of Old Sun's owned real property and related mortgage indebtedness owed to third parties were transferred to or assumed by Sabra Health Care REIT, Inc (“Sabra”), a Maryland corporation and a wholly owned subsidiary of Old Sun, or one or more subsidiaries of Sabra, and (ii) all of Old Sun’s operations and other assets and liabilities were transferred to or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of Old Sun (“New Sun”), or one or more subsidiaries of New Sun.

On November 15, 2010, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of New Sun common stock (the “Separation”), together with a pro rata cash distribution to Old Sun’s stockholders aggregating approximately $10 million.  Old Sun then merged with and into Sabra, with Sabra surviving the merger and Old Sun’s stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun’s common stock (the “REIT Conversion Merger”).  Immediately following the Separation and REIT Conversion Merger, New Sun changed its name to Sun Healthcare Group, Inc.  Pursuant to master lease agreements that were entered into between subsidiaries of Sabra and of New Sun in connection with the Separation, subsidiaries of Sabra lease to subsidiaries of New Sun the properties that Sabra’s subsidiaries own following the REIT Conversion Merger.

The Separation was accounted for as a reverse spinoff where New Sun was designated as the “accounting” spinnor and Sabra was designated as the “accounting” spinnee.  Accordingly, the assets and liabilities distributed were recorded based on their historical carrying values.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

    The historical carrying values of assets and liabilities distributed to Sabra in the Separation are as follows (in thousands):

Cash	$66,862
Restricted cash	5,527
Property and equipment, net of accumulated depreciation and
amortization of $91,878	484,801
Intangible and other assets, net	16,116
Long-term debt and mortgage notes payable	(386,678)
Accrued interest on mortgage notes payable	(1,425)
Other accrued liabilities	(2,326)
Deferred tax liabilities	(21,821)
Due to Sun Healthcare Group, Inc.	(5,307)
Net distribution	$155,749

For accounting purposes, the historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun after the distribution on November 15, 2010.

Exchange of Shares in the Separation

In connection with the Separation on November 15, 2010, stockholders of Old Sun received one share of New Sun in exchange for every three shares of Old Sun.  All prior period share amounts have been adjusted to give retroactive effect to the exchange of shares in the Separation.

Transaction Costs

Our results of operations for 2010 include $29.1 million of transaction costs related to the Separation and REIT Conversion Merger, which consist primarily of fees for professional services such as investment banker, legal and accounting fees.

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

Comparability of Financial Information

Generally accepted accounting principles in the U.S. (“GAAP”) requires reclassification of the results of operations of subsequent divestitures that qualify as discontinued operations for all periods presented.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

(d)  Restricted Cash

Certain of our cash balances are restricted for specific purposes such as funding of self-insurance reserves, mortgage escrow requirements and capital expenditures on HUD-insured buildings (see Note 8 – “Commitments and Contingencies”).  These balances are presented separately from cash and cash equivalents on our consolidated balance sheets and are classified as a current asset when expected to be utilized within the next year.  Restricted cash balances are stated at cost, which approximates fair value.

(e)  Net Revenues

Net revenues consist of long-term and subacute care revenues, rehabilitation therapy services revenues, temporary medical staffing services revenues and other ancillary services revenues. Net revenues are recognized as services are provided and billed. Revenues are recorded net of provisions for discount arrangements with commercial payors and contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in the current period results of operations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

       Revenues from Medicaid accounted for 40.5%, 40.0%, and 40.0% of our net revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  Revenues from Medicare comprised 29.7%, 29.5%, and 28.7% of our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Estimated provisions for losses on accounts receivable are recorded each period as an expense in the income statement.  In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the financial condition of our customers, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry and economic conditions.  Any changes in these factors or in the actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.  In addition, a retrospective collection analysis is performed within each operating company to test the adequacy of the reserve.

The allowance for doubtful accounts related to centers that we have divested was based on management’s expectation of collectability at the time of divestiture and is recorded with the gain or loss on disposal of discontinued operations.  As collections are realized or if new information becomes available, the allowance is adjusted as appropriate.  As of December 31, 2010 and 2009, accounts receivable for divested operations were significantly reserved.

(g)  Property and Equipment

Property and equipment are stated at historical cost. Property and equipment held under capital lease are stated at the net present value of future minimum lease payments and their amortization is included in depreciation expense.  Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements – five to forty years; leasehold improvements - the shorter of the estimated useful lives of the assets or the life of the lease; and equipment - three to twenty years.  We subject our long-lived assets to an impairment test if an indicator of potential impairment is present. (See Note 6 – “Goodwill, Intangible Assets and Long-Lived Assets.”)

(h)  Intangible Assets

Consistent with GAAP, we do not amortize goodwill and intangible assets with indefinite lives. Consequently, we subject them at a minimum to annual impairment tests. Intangible assets with definite lives are amortized over their estimated useful lives. (See Note 6 – “Goodwill, Intangible Assets and Long-Lived Assets.”)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

(i) Insurance

We self-insure for certain insurable risks, including general and professional liabilities, workers' compensation liabilities and employee health insurance liabilities, through the use of self-insurance or retrospective and self-funded insurance policies and other hybrid policies, which vary by the states in which we operate. There is a risk that amounts funded to our self-insurance programs may not be sufficient to respond to all claims asserted under those programs. Provisions for estimated reserves, including incurred but not reported losses, are provided in the period of the related loss and then updated through the coverage period. These provisions are based on actuarial analyses, internal evaluations of the merits of individual claims, and industry loss development factors or lag analyses. The methods of making such estimates and establishing the resulting reserves are reviewed periodically and are based on historical paid claims information and nationwide nursing home trends. Any resulting adjustments are reflected in current earnings. Claims are paid over varying periods, and future payments may differ materially than the estimated reserves.  (See Note 8 – “Commitments and Contingencies.”)

(j)  Stock-Based Compensation

We follow the fair value recognition provisions of GAAP, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  (See Note 11 – “Capital Stock.”)

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

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  GAAP guidance for accounting for uncertainty in income tax positions contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  We reserve for our uncertain tax positions, and we adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  (See Note 9 – “Income Taxes.”)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

(l)  Net (Loss) Income Per Share

Basic net (loss) income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the years ended December 31, 2010, 2009 and 2008 includes all the common shares that are presently outstanding and the common shares issued as common stock awards and exclude non-vested restricted stock.  (See Note 11 – “Capital Stock.”)

The diluted calculation of income per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock, using the treasury stock method (see Note 11 – “Capital Stock”). However, in periods of losses from continuing operations, diluted net income per common share is based upon the weighted average number of basic shares outstanding.

(m)  Discontinued Operations and Assets Held for Sale

GAAP requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  GAAP also requires the reporting of discontinued operations which includes all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale.  (See Note 7 – “Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale.”)

(n)  Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 financial statement presentation.  Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2009 (see Note 7 – “Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

(o)  Interest Rate Swap Agreements

We manage interest expense using a mix of fixed and variable rate debt, and to help manage borrowing costs, we have entered into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate swaps to manage interest rate risk related to borrowings.  Our intent is to only enter such arrangements that qualify for hedge accounting treatment.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive income.  Ineffectiveness, if any, would be recognized in earnings.  (See Note 3 – “Long-Term Debt, Capital Lease Obligations and Hedging Arrangements.”)

(p)  Recent Accounting Pronouncements

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

DECEMBER 31, 2010

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

(3)  Long-Term Debt, Capital Lease Obligations and Hedging Arrangements

Prior to the completion of financings related to the Separation, Old Sun had issued, and there remained outstanding, $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), and a senior secured credit facility with a syndicate of financial institutions (the “Old Sun Credit Agreement”).  The Old Sun Credit Agreement, following an amendment entered into in June 2010, provided for $365.0 million of term loans, a $45.0 million letter of credit facility and a $50.0 million revolving credit facility.   Interest on the outstanding unpaid principal amount of loans under the Old Sun Credit Agreement equaled an applicable percentage plus, at Old Sun’s option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus one-half of 1.0%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans and revolving loans at September 30, 2010 was 2.0% for alternative base rate loans and 3.0% for LIBOR loans.

In October 2010, in connection with the Separation, subsidiaries of Sabra issued $225 million principal amount of senior notes due 2018, the proceeds of which were used, together with cash from Old Sun, to redeem the Notes in December 2010, including accrued interest and a redemption premium.

In October 2010, in connection with the Separation, New Sun entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The Credit Agreement provides for $150.0 million in term loans ($147.5 million was outstanding at December 31, 2010), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans ($66.2 million was utilized at December 31, 2010).  The revolving credit facility was undrawn on December 31, 2010. In addition to funding the letter of credit facility, the proceeds of the term loans were used to repay outstanding term loans under the Old Sun Credit Agreement, which was concurrently terminated, to pay related fees and expenses and to provide funds for general corporate purposes.  The letter of credit facility replaced the letter of credit facility under the Old Sun Credit Agreement.  The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test and a leverage covenant. As of December 31, 2010, we were in compliance with the covenants contained in the Credit Agreement governing the revolving credit facility. The Credit Agreement also contains customary events of default, such as a failure by us to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

Agreement). The Credit Agreement also contains customary covenants restricting certain actions, including incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  The obligations of New Sun under the Credit Agreement are guaranteed by most of New Sun’s subsidiaries and are collateralized by the assets of New Sun and most of New Sun’s subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of $2.5 million, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  Borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at New Sun’s option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus one-half of 1.0%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  The applicable percentage for term loans and revolving loans is 4.75% for alternative base rate loans and 5.75% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, New Sun is required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, New Sun is required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

In August 2010, we refinanced mortgage indebtedness collateralized by four of our health care centers.  The new mortgage indebtedness of $20.5 million bears interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%).  In October 2010, we refinanced mortgage indebtedness collateralized by nine of our health care centers.  The new mortgage indebtedness of $30.0 million bears interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%), and was collateralized by seven of our health care centers.  Both mortgage loans were assumed by Sabra in the Separation.

Our long-term debt and capital lease obligations consisted of the following as of December 31 (in thousands):

	2010	2009
Revolving loans	$-	$-
Mortgage notes payable due at various dates through 2042, interest at rates from 6.7% to 8.5%, collateralized by the carrying values of
various centers totaling approximately $6.7 million	7,979	170,608
Term loans	147,492	329,107
Senior subordinated notes	-	200,000
Capital leases	509	833
Total long-term obligations	155,980	700,548
Less amounts due within one year	(11,050)	(46,416)
Long-term obligations, net of current portion	$144,930	$654,132

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

        The scheduled or expected maturities of long-term obligations as of December 31, 2010 were as follows (in thousands):

2011	$11,050
2012	11,002
2013	10,949
2014	10,517
2015	10,065
Thereafter	102,397
$155,980

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

The fair values of our interest rate swap agreements as presented in the consolidated balance sheets at December 31 are as follows (in thousands):

	Liability Derivatives
	2010			2009
	Balance Sheet			Balance Sheet
	Location		Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate swap				Other Long-Term
agreements	N/A	$	N/A	Liabilities	$5,048

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the year ended December 31 is as follows (in thousands):

				Gain Reclassified from
	Amount of Income/(Loss)			Accumulated Other Comprehensive
	In Other Comprehensive			Loss to Net Income
	Income/(Loss)			(ineffective portion)
	2010	2009	2008	2010	2009	2008
Derivatives designated as cash
flow hedges:
Interest rate swap agreements	$3,029	$1,557	$(2,183)	$-	$-	$-

The Credit Agreement requires that 50% of our term loans be subject to at least a 3-year hedging arrangement.  We executed two hedging instruments on January 18, 2011 to satisfy this requirement.  A two-year interest rate cap limits our exposure to increases in interest rates for $82.5 million of debt through December 31, 2012.  The cap is effective when LIBOR rises above 1.75%, effectively fixing $82.5 million of the debt at 7.5% for two years.  The fee for this interest rate cap arrangement was $0.3 million, which will be amortized to interest expense over the life of the arrangement.  A two-year “forward starting” interest rate swap effectively converts $82.5 million of debt to fixed rate from January 1, 2013 through December 31, 2014.  LIBOR is fixed at 3.185%, making the all-in rate effectively a fixed 8.935%.  There was no fee for this swap agreement.

Both arrangements qualify for hedge accounting treatment and necessary disclosures will be made in our interim financial statements beginning with the first quarter 2011.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2010	2009
Land	$2,936	$78,848
Buildings and improvements	21,235	464,136
Equipment	116,468	128,939
Leasehold improvements	93,680	83,751
Construction in process(1)	8,438	20,862
Total	242,757	776,536
Less accumulated depreciation and amortization	(102,897)	(153,854)
Property and equipment, net	$139,860	$622,682

(1)	Capitalized interest associated with construction in process is $0.6 million and $0.4 million at December 31, 2010 and 2009, respectively.

(5)  Acquisitions

On December 29, 2010 we completed the purchase of a hospice company that operates in Alabama and Georgia for $13.9 million.  The purchase price excludes $0.5 million of transaction costs, which consisted primarily of investment banker success fees that were expensed in the accompanying statements of operations in accordance with GAAP.  The hospice company's results of operations will be included in our consolidated financial statements beginning January 1, 2011.  Pro forma information related to this acquisition is not provided because the impact on

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

our consolidated financial position and results of operations is not significant.  The purchase price was funded through cash on-hand at the time of the acquisition and allocated to the following fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$67
Property and equipment	177
Licensing intangible asset	6,652
Goodwill(1)	9,683
Other long-term assets	47
Total assets acquired	16,626

Liabilities assumed	(2,732)

Net assets acquired	$13,894

(1)	Tax-deductible goodwill has not yet been determined.

On October 1, 2009 we acquired a hospice company that provides services to patients in Maine, Massachusetts and New Hampshire, for $16.1 million in cash, excluding transaction costs.  The purchase price excludes $0.5 million of transaction costs, which consisted primarily of investment banker success fees that were expensed in the accompanying income statement in accordance with GAAP.  The hospice company's results of operations have been included in our consolidated financial statements since October 1, 2009.  Pro forma information related to this acquisition is not provided because the impact on our consolidated financial position and results of operations is not significant.  The purchase price was funded through cash on-hand at the time of the acquisition and allocated to the following fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$564
Property and equipment	264
Licensing intangible asset	6,271
Goodwill(1)	11,344
Other long-term assets	24
Total assets acquired	18,467

Liabilities assumed	(2,322)

Net assets acquired	$16,145

(1)	Tax-deductible goodwill is $3.6 million.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because we believed the acquisitions of the hospice companies would create the following benefits:  (1) increase the scale of our operations, thus leveraging our corporate and regional infrastructure and (2) expand our hospice operations into a state in which we did not previously have a presence due to limitations with regulatory licensing.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

(6)  Goodwill, Intangible Assets and Long-Lived Assets

(a)  Goodwill

The following table provides information regarding our goodwill, which is included in the accompanying consolidated balance sheets at December 31 (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing
	Services	Services	Services	Consolidated

Balance as of January 1, 2009	$322,200	$75	$4,533	$326,808

Goodwill acquired	11,276	-	-	11,276
Purchase price adjustments for prior
year acquisition	212	-	-	212

Balance as of December 31, 2009	$333,688	$75	$4,533	$338,296

Goodwill acquired	9,683	-	-	9,683
Purchase price adjustments for prior
year acquisition	68	-	-	68

Balance as of December 31, 2010	$343,439	$75	$4,533	$348,047

(b)  Intangible Assets

The following table provides information regarding our intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in thousands):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total
Finite-lived Intangibles:
Favorable lease intangibles:
2010	$10,100	$3,831	$6,269
2009	10,311	3,140	7,171
Management and customer contracts:
2010	$3,334	$2,500	$834
2009	3,334	2,024	1,310
Tradenames:
2010	$13,109	$6,175	$6,934
2009	13,121	4,535	8,586
Other intangible assets:
2010	$-	$-	$-
2009	189	61	189

Indefinite-lived Intangibles:
Certificates of need/licenses:
2010	$27,930	$-	$27,930
2009	21,433	-	21,433

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

Total Intangible Assets:
2010	$54,473	$12,506	$41,967
2009	48,388	9,760	38,628

Unfavorable Lease Obligations:
2010	$29,113	$19,298	$9,815
2009	29,113	16,450	12,663

A net credit to rent expense was a result of the amortization of favorable and unfavorable lease intangibles, recognized as adjustments in rent expense in connection with fair market valuations performed on our center lease agreements associated with fresh-start accounting and our acquisitions.

The net amount recorded to amortization was as follows for the years ended December 31 (in thousands):

	2010	2009	2008

Amortization expense	$7,558)	$7,359	$7,410
Amortization of unfavorable
and favorable lease intangibles, net
included in rent expense	(1,945)	(1,824)	(1,878)
	$5,613	$5,535	$5,532

Total estimated amortization expense (credit) for our intangible assets for the next five years is as follows (in thousands):
	Expense	Credit	Net

2011	$2,838	$(2,705)	$133
2012	2,718	(2,436)	282
2013	2,346	(2,115)	231
2014	2,201	(904)	1,297
2015	2,195	(898)	1,297

The weighted-average amortization period for lease intangibles is approximately six years at December 31, 2010.

(c)  Impairment of Intangible Assets

Goodwill

We perform our annual goodwill impairment analysis for our reporting units during the fourth quarter of each year, which timing for 2010 also coincided with the Separation.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment and are reviewed at the division level.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services segment, the reporting unit for our annual goodwill impairment analysis was determined to be at one level below our segment level.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

        We determined potential impairment by comparing the net assets of each reporting unit to their respective fair values, which GAAP describes as Step 1 of goodwill impairment testing. We determined the estimated fair value of each reporting unit using a discounted cash flow analysis and other appropriate valuation methodologies. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit, which is referred to in GAAP as Step 2 of the impairment analysis. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The goodwill impairment analysis is subject to impact from uncertainties arising from such events as changes in economic or competitive conditions, the current general economic environment, material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows, and the impact of strategic decisions such as the Separation. The Step 1 results of our fourth quarter 2010 goodwill impairment analysis showed that none of our reporting units exhibited any indications of potential goodwill impairment.  Based on the analysis performed, we determined there was no goodwill impairment for the years ended December 31, 2010, 2009 or 2008.

Indefinite Lived Intangibles

Our indefinite lived intangibles consist primarily of values assigned to CONs and regulatory licenses obtained through our acquisitions.

We evaluate the recoverability of our indefinite lived intangibles by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place. We determined there was no impairment of our indefinite lived intangibles for the years ended December 31, 2010, 2009 or 2008.

Finite Lived Intangibles

Our finite lived intangibles include tradenames, favorable lease intangibles and customer contracts.

We evaluate the recoverability of our finite lived intangibles if an impairment indicator is present.  As there were no such indicators, we determined there was no impairment of our finite lived intangibles for the years ended December 31, 2010, 2009 or 2008.

(d)  Impairment of Long-Lived Assets

GAAP requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts. In estimating the undiscounted cash flows for our impairment assessment, we primarily use our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs.  We assess the need for an impairment write-down when such indicators of impairment are present.  We determined there was no impairment of long-lived assets used in continuing operations for the years ended December 31, 2010, 2009 or 2008.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

(7)  Sale of Assets, Discontinued Operations and Assets and Liabilities Held for Sale

(a)  Gain (Loss) on Disposal of Discontinued Operations, net of related taxes

We did not incur a gain or loss on disposal of discontinued operations in 2010.  We reported a $0.3 million net loss and a $3.0 million net loss for the years ended December 31, 2009 and 2008, respectively, primarily related to the disposals of assets associated with discontinued operations.

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

Inpatient Services: During 2010 we disposed of our nurse practitioner services group of our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.

During 2009, we reclassified one assisted living center into discontinued operations as we elected to not renew that center’s lease and allowed operations to transfer to another operator.

(c)  Assets and Liabilities Held for Sale

We had no assets held for sale as of December 31, 2010 or 2009.

Other discontinued operations are principally comprised of the operations of a regional provider of adolescent rehabilitation and special education services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

    A summary of the discontinued operations for the years ended December 31 is as follows (in thousands):

	2010
	Inpatient
	Services	Other	Total

Net operating revenues	$855	$-	$855

Loss from discontinued operations, net (1)	$(1,861)	$(73)	$(1,934)
Loss on disposal of discontinued operations, net (2)	-	-	-
Loss from discontinued operations, net	$(1,861)	$(73)	$(1,934)

(1)  Net of related tax benefit of $1,031
(2)  Net of related tax expense of $0

	2009
	Inpatient
	Services	Other	Total

Net operating revenues	$1,544	$-	$1,544

Loss from discontinued operations, net (1)	$(4,043)	$(33)	$(4,076)
Loss on disposal of discontinued operations, net (2)	(317)	(16)	(333)
Loss from discontinued operations, net	$(4,360)	$(49)	$(4,409)

(1)  Net of related tax benefit of $2,416
(2)  Net of related tax benefit of $231

	2008
	Inpatient
	Services	Other	Total

Net operating revenues	$43,024	$17,888	$60,912

Loss from discontinued operations, net (1)	$(2,008)	$(213)	$(2,221)
Loss on disposal of discontinued operations, net (2)	(2,246)	(755)	(3,001)
Loss from discontinued operations, net	$(4,254)	$(968)	$(5,222)

(1)  Net of related tax benefit of $1,125
(2)  Net of related tax benefit of $1,949

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

(8)  Commitments and Contingencies

(a)  Lease Commitments

We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option (which could extend the terms of the leases by five to ten years), escalation clauses (primarily related to inflation) and provisions for payments by us of real estate taxes, insurance and maintenance costs. Leases with a fixed escalation are accounted for on a straight-line basis. Future minimum operating lease payments as of December 31, 2010 under real estate leases are as follows (in thousands):

2011	$147,256
2012	143,121
2013	139,600
2014	110,483
2015	108,637
Thereafter	550,548
Total minimum lease payments	$1,199,645

Center rent expense for continuing operations totaled $84.3 million, $73.1 million, and $73.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Center rent expense for discontinued operations for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.2 million, and $3.6 million, respectively.  The increase in future center lease payments is primarily due to the leases our subsidiaries entered into with subsidiaries of Sabra.

(b)  Purchase Commitments

We have an agreement establishing Medline Industries, Inc. (“Medline”) as the primary medical supply vendor through December 31, 2014 for all of the healthcare centers that we operate.  The agreement provides that the long-term care division of the Inpatient Services segment shall purchase at least 90% of its medical supply products from Medline.

We have an agreement establishing SYSCO Corporation (“SYSCO”) as our primary foodservice supply vendor through June 30, 2015 for all of our healthcare centers.  The agreement provides that the long-term care division of the Inpatient Services segment shall purchase at least 80% of its foodservice supply products from SYSCO.

We have an agreement establishing Omnicare Pharmacy Services as the primary pharmacy services vendor through July 15, 2013 for substantially all of the healthcare centers that we currently operate.

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

DECEMBER 31, 2010

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

Regarding our estimates for workers’ compensation reserves, there were no large or unusual settlements during the 2010 period.  As of December 31, 2010, the discounting of the policy periods resulted in a reduction to our reserves of $13.4 million.

During 2010 we determined that the previous estimates for general and professional liabilities reserves for matters related to years prior to 2010 were understated by $13.1 million due to adverse developments with respect to a number of claims that arose in prior periods. Accordingly we have recorded a charge in the fourth quarter of 2010 to increase our general and professional liabilities reserves. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

        Activity in our insurance reserves as of and for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of January 1, 2008	$86,291	$61,439	$147,730

Current year provision, continuing operations	29,454	29,335	58,789
Current year provision, discontinued operations	790	852	1,642
Prior year reserve adjustments, continuing operations	(1,700)	2,600	900
Prior year reserve adjustments, discontinued operations	(20)	400	380
Claims paid, continuing operations	(20,343)	(18,499)	(38,842)
Claims paid, discontinued operations	(3,755)	(3,674)	(7,429)
Amounts paid for administrative services and other	(3,435)	(5,865)	(9,300)

Balance as of December 31, 2008	$87,282	$66,588	$153,870

Current year provision, continuing operations	27,152	28,368	55,520
Current year provision, discontinued operations	1,512	644	2,156
Prior year reserve adjustments, continuing operations	6,500	1,720	8,220
Prior year reserve adjustments, discontinued operations	890	230	1,120
Claims paid, continuing operations	(20,394)	(20,165)	(40,559)
Claims paid, discontinued operations	(3,699)	(2,530)	(6,229)
Amounts paid for administrative services and other	(4,313)	(7,349)	(11,662)

Balance as of December 31, 2009	$94,930	$67,506	$162,436

Current year provision, continuing operations	29,620	28,086	57,706
Current year provision, discontinued operations	10	21	31
Prior year reserve adjustments, continuing operations	13,100	-	13,100
Claims paid, continuing operations	(19,636)	(18,948)	(38,584)
Claims paid, discontinued operations	(3,422)	(2,059)	(5,481)
Amounts paid for administrative services and other	(2,731)	(6,121)	(8,852)

Balance as of December 31, 2010	$111,871	$68,485	$180,356

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

    A summary of the assets and liabilities related to insurance risks at December 31 is as indicated below (in thousands):

	2010			|	2009
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets (1):				|
Restricted cash				|
Current	$3,659	$10,864	$14,523	|	$3,406	$12,013	$15,419
Non-current	-	-	-	|	-	-	-
Total	$3,659	$10,864	$14,523	|	$3,406	$12,013	$15,419
				|
Liabilities (2)(3):				|
Self-insurance				|
liabilities				|
Current	$25,942	$21,009	$46,951	|	$20,369	$20,119	$40,488
Non-current	85,929	47,476	133,405	|	74,561	47,387	121,948
Total	$111,871	$68,485	$180,356	|	$94,930	$67,506	$162,436

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash excluded $1,156 and $11,932 at December 31, 2010 and 2009, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)	Total self-insurance liabilities excluded $5,142 and $5,173 at December 31, 2010 and 2009, respectively, related to our health insurance liabilities.

(3)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $59,066 for workers' compensation as of December 31, 2010 and $250 and $53,191 for general and professional liability insurance and workers' compensation, respectively, as of December 31, 2009.

(d)  Construction Commitments

As of December 31, 2010, we had construction commitments under various contracts of approximately $9.4 million. These items consisted primarily of contractual commitments to improve existing centers.

(e)  Labor Relations

As of December 31, 2010, SunBridge operated 35 centers with union employees. Approximately 2,800 of our employees (9.4% of all of our employees) who worked in healthcare centers in Alabama, California, Connecticut, Georgia, Massachusetts, Maryland, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 1,600 of these employees (5.3% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

(9)  Income Taxes

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

Income tax expense (benefit) on income attributable to continuing operations consisted of the following for the years ended December 31 (in thousands):

	2010	2009	2008
Current:
Federal	$-	$-	$941
State	1,772	2,300	1,417
	1,772	2,300	2,358
Deferred:
Federal	963	24,829	(40,150)
State	229	2,487	(9,556)
	1,192	27,316	(49,706)
Total	$2,964	$29,616	$(47,348)

Actual tax expense (benefit) differed from the expected tax expense, which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit before income taxes for the years ended December 31 as follows (in thousands):

	2010	2009	2008

Computed expected tax expense	$87	$25,234	$23,302
Adjustments in income taxes resulting from:
Change in valuation allowance	(111)	-	(70,465)
State income tax expense, net of Federal
income tax effect	694	3,814	3,568
Reduction in unrecognized tax benefits	(264)	(56)	(2,202)
Nondeductible transaction costs	3,771	-	-
Tax credits	(1,612)	(1,339)	(1,114)
Nondeductible compensation	31	53	137
Other nondeductible expenses	439	728	964
Other	(71)	1,182	(1,538)
Total	$2,964	$29,616	$(47,348)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

        Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2010	2009

Deferred tax assets:
Accounts and notes receivable	$26,945	$22,722
Accrued liabilities	89,865	82,018
Intangible assets	9,936	19,555
Property and equipment	5,400	-
Write-down of assets held for sale	888	1,016
Partnership investments	2,165	4,274
Minimum tax and other credit carryforwards	6,457	8,794
State net operating loss carryforwards	16,120	25,035
Federal net operating loss carryforwards	56,690	79,122
Other	-	37
	214,466	242,573

Less valuation allowance	(18,126)	(27,572)
Total deferred tax assets	196,340	215,001

Deferred tax liabilities:
Property and equipment	-	(37,587)
Deferred tax assets, net	$196,340	$177,414

In connection with the Separation, certain deferred tax assets (e.g., net operating loss carryforwards and tax credit carryforwards) and certain deferred tax liabilities (primarily related to property and equipment) were transferred to or assumed by Sabra.  In the case of net operating loss (“NOL”) carryforwards, regulations under the Internal Revenue Code and similar state rules require the NOLs to be allocated to the two companies based on their relative contributions (including the contributions of their subsidiaries) to the NOLs for each tax period.  Similar rules are applied for the allocation of tax credits.  In the case of other deferred balances (e.g., property and equipment), the deferred tax asset (liability) transferred was based upon the difference between the net book basis and net tax basis transferred to Sabra.  The net amount of deferred tax assets (liabilities) assumed by Sabra was approximately $21.8 million.

The $9.4 million total decrease in the valuation allowance resulted from the expiration or loss of certain state NOL carryforwards which were fully reserved ($0.9 million), the amount of valuation allowance related to deferred tax assets transferred to Sabra ($8.4 million), and an adjustment to our tax provision ($0.1 million).  The deferred tax asset for the expired state NOLs and the corresponding valuation allowance were reduced accordingly.  In evaluating the need to maintain a valuation allowance on our net deferred tax assets, all items of positive evidence (e.g., future sources of taxable income and tax planning strategies) and negative evidence (e.g., history of taxable losses) were considered.  This assessment required significant judgment.  Based upon our estimates of future taxable income, we believe that we will more likely than not realize a significant portion of our net deferred tax assets.  If any future reversals of the remaining valuation allowance of $18.1 million as of December 31, 2010, should occur, then such reversal would reduce the provision for income taxes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

The issuance of our common stock in connection with an acquisition in 2005 resulted in an ownership change under Section 382.  The annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is approximately $10.3 million.  Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  In addition, a separate annual base Section 382 limitation of approximately $14.6 million is to be applied to the tax attribute carryforwards of Harborside as a result of the Harborside acquisition.  Per the Tax Allocation Agreement between New Sun and Sabra (see Note 14 – “Transactions with Sabra”), New Sun and Sabra have agreed to allocate all Section 382 limitations to New Sun unless New Sun decides that a portion of the Section 382 limitation should be allocated to Sabra.

After considering the reduction in tax attributes resulting from the allocation to Sabra and the Section 382 limitation discussed above, we have Federal NOL carryforwards of approximately $162.0 million with expiration dates from 2019 through 2027.  Various subsidiaries have state NOL carryforwards totaling approximately $322.7 million with expiration dates beginning in 2011 through the year 2029.  Our application of the rules under Section 382 is subject to challenge upon IRS review.  A successful challenge could significantly impact our ability to utilize tax attribute carryforwards from periods prior to the ownership change dates.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Balance at the beginning of the period	$26,316	$25,654	$5,417

Additions for tax positions of prior years	248	730	-
Reductions for tax positions of prior years	-	-	(1,501)
Additions based on tax positions related to the current year	-	-	23,497
Lapsing of statutes of limitations	(318)	(68)	(1,759)

Balance at the end of the period	$26,246	$26,316	$25,654

All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.

We recognize potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits as of December 31, 2010, 2009, and 2008 was $0.3 million, $0.2 million, and $0.1 million, respectively.

We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2007.  These jurisdictions can, however, adjust NOL carryforwards from earlier years.

(10)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$81,163	$81,163	$104,483	$104,483
Restricted cash	$15,679	$15,679	$27,351	$27,351
Long-term debt and capital lease obligations,
including current portion	$155,980	$156,084	$700,548	$690,950
Interest rate swap agreements	$-	$-	$5,048	$5,048

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At December 31, 2010 and 2009, the fair value of our long-term debt, including current maturities, and our interest rate swap agreement was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

We endeavor to utilize the best available information in measuring fair value.  The following table summarizes the valuation of our financial instruments by the above pricing levels as of December 31 (in thousands):

December 31, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Restricted cash – money market funds	$1,465	$1,465	$-

	December 31, 2009
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)
Cash equivalents – money market
funds/certificate of deposit	$36,480	$31,429	$5,051
Restricted cash – money market funds	$1,275	$1,275	$-
Interest rate swap agreement – liability	$5,048	$-	$5,048

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

(11)  Capital Stock

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

The following table summarizes the calculation of basic and diluted net income per common share for each period (in thousands except per share data):

	2010	2009	2008
Numerator:
Net (loss) income	$(4,650)	$38,671	$109,287
Denominator:
Weighted average shares for basic net
income per common share	19,280	14,614	14,444
Add dilutive effect of assumed exercise of
stock options and warrants and vesting
of restricted stock units using the
treasury stock method	-	100	524
Weighted average shares for diluted net
income per common share	19,280	14,714	14,968

Basic net income per common share	$(0.24)	$2.65	$7.57
Diluted net income per common share	$(0.24)	$2.63	$7.30

(b)  Equity Incentive Plans

Pursuant to our 2004 Equity Incentive Plan (the “2004 Plan”), as of December 31, 2010 our employees and directors held options to purchase 913,530 shares of common stock and 176,867 unvested restricted stock units. No additional awards can be made under the 2004 Plan.

As of December 31, 2010, our directors held options to purchase 16,604 shares under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). No additional awards can be made under the Director Plan.

Our 2009 Performance Incentive Plan (the “2009 Plan”) allows for the issuance of shares of common stock equal to the sum of:  (i) 4.0 million shares, plus (ii) the number of any shares subject to stock options granted under the 2004 Plan or the Director Plan  which expire, or for any reason are canceled or terminated, without being exercised, plus (3) the number of any shares subject to restricted stock units under the 2004 Plan which are forfeited, terminated or cancelled without having become vested.  As of December 31, 2010 our employees and directors held options to purchase 628,981 shares of common stock and 656,121 unvested restricted stock units.

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

During the year ended December 31, 2010, we issued 306,602 shares of common stock upon the vesting of restricted stock shares and restricted stock units and the exercise of stock options.

In connection with the Separation on November 15, 2010, vested and unvested option awards and unvested restricted stock unit awards of Old Sun were converted into awards with respect to shares of New Sun common

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

stock.  The number of shares subject to and the exercise price of each converted option, and the number of shares subject to each unvested or vested and deferred restricted stock unit, were adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Separation and REIT Conversion Merger.  Awards held by our former Chief Executive Officer were assumed by Sabra upon Separation and converted to awards with respect to Sabra common stock in a manner similar to the conversion of Old Sun to New Sun shares.

A summary of option activity under the 2004 Plan, the 2009 Plan and the Director Plan during the year ended December 31, 2010 is presented below:
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
Options	Shares	Average	Contractual	Value
(Prior to the Separation)	(in thousands)	Exercise Price	Term (in years)	(in thousands)

Outstanding at January 1, 2010	2,310	$10.05
Granted	496	9.81
Exercised	(185)	7.10
Assumed by Sabra	(788)	10.08
Forfeited	(53)	11.99
Outstanding at November 15, 2010	1,780	$10.22	4	$-

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
Options	Shares	Average	Contractual	Value
(Subsequent to the Separation)	(in thousands)	Exercise Price	Term (in years)	(in thousands)

Outstanding at November 16, 2010	1,478	$12.30
Granted	88	10.55
Forfeited	(7)	10.89
Outstanding at December 31, 2010	1,559	$10.52	4	$526

Exercisable at December 31, 2010	794	$11.99	4	$529

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of our stock.  The expected term of options granted is derived using a temporary “shortcut approach” of our “plain vanilla” employee stock options as we do not have sufficient data to develop a more precise estimate. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2010, 2009 and 2008 was $9.92, $9.86 and $5.78, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

    The significant assumptions in the valuation model for the years ended December 31 are as follows:

	2010	2009	2008
Expected volatility	49.6%- 51.9%	51.2% - 51.9%	50.7% - 80.6%
Weighted-average volatility	60.4%	51.6%	61.3%
Expected term (in years)	4.75	4.75	4.75
Risk-free rate	1.3% - 2.5%	1.8% - 2.6%	1.6% - 5.0%

In connection with the restricted stock units granted to employees we recognized the full fair value of the shares of nonvested restricted stock awards.  A summary of restricted stock activity with our share-based compensation plans during the year ended December 31, 2010 is as follows:

		Weighted-
		Average
Nonvested Shares	Shares	Grant-Date
(Prior to the Separation)	(in thousands)	Fair Value

Nonvested at January 1, 2010	999	$10.93
Granted	623	9.75
Vested	(457)	10.65
Assumed by Sabra	(130)	10.52
Forfeited	(35)	11.61
Nonvested at November 15, 2010	1,000	10.33

		Weighted-
		Average
Nonvested Shares	Shares	Grant-Date
(Subsequent to the Separation)	(in thousands)	Fair Value

Nonvested at November 16, 2010	831	$10.69
Granted	19	10.59
Vested	(6)	8.82
Forfeited	(7)	10.99
Nonvested at December 31, 2010	837	10.72

The total fair value of restricted shares vested was $4.9 million for the year ended December 31, 2010 and $4.0 million for the year ended December 31, 2009.

We recognized stock compensation expense of $6.3 million, $5.8 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008 respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

In September 2010, a lawsuit was filed by a former employee of a subsidiary of our medical staffing company, alleging violation of various wage and hour provisions of the California Labor Code.  We deny all of the allegations in the employee’s complaint.  The lawsuit, which was filed as a purported class action on behalf of the former employee and all those similarly situated, has been settled. The terms of the settlement are confidential pending court approval.   We believe our reserves are adequate for this matter.

In November 2010, a jury verdict was rendered in a Kentucky state court against us for $2.75 million in compensatory damages and $40 million in punitive damages. On February 25, 2011, the trial court judge reduced the punitive damage award to $24.75 million.  The case involves claims for professional negligence resulting in wrongful death.  We disagree with the jury’s verdict and believe that it is not supported by the facts of the case or applicable law.  We are in the process of preparing our appeal of this judgment.  We believe our reserves are adequate for this matter.

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

DECEMBER 31, 2010

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

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At December 31, 2010, we operated 200 healthcare centers (consisting of 164 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers with an aggregate of 23,053 licensed beds) as compared with 205 healthcare centers (consisting of 183 skilled nursing centers, 14 assisted living and independent living centers and eight mental health centers) with 23,205 licensed beds at December 31, 2009.

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers. At December 31, 2010, this segment provided services in 36 states via 508 contracts, 346 nonaffiliated and 162 affiliated, as compared to 464 contracts at December 31, 2009, of which 337 were nonaffiliated and 127 were affiliated.

Medical Staffing Services:  For the year ended December 31, 2010, this segment provided services in 39 states and derived 50.6% of its revenues from hospitals and other providers, 26.8% from skilled nursing centers, 16.4% from schools and 6.2% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of December 31, 2010, this segment had 25 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one office servicing locum tenens.  As of December 31, 2008, this segment had 30 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists, and one office servicing locum tenens.

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

DECEMBER 31, 2010

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

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2010 for (1) our inpatient services segment decreased $6.0 million, or 3.8%, to $150.7 million, (2) our rehabilitation therapy services segment increased $3.0 million, or 27.0%, to $14.1 million and (3) our medical staffing services segment decreased $5.2 million, or 34.9%, to $5.6 million. We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

As of and for the
Year Ended
December 31, 2010		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,697,444	$119,612	$89,765	$40	$-	$1,906,861

Intersegment revenues	-	86,476	2,036	-	(88,512)	-

Total revenues	1,697,444	206,088	91,801	40	(88,512)	1,906,861

Operating salaries and benefits	838,251	171,970	67,638	-	-	1,077,859

Self insurance for workers'
compensation and general and
professional liability insurance	54,379	1,774	1,309	13,344	-	70,806

Other operating costs	457,693	8,008	12,819	-	(88,512)	390,008

General and administrative expenses	41,195	8,160	2,588	60,842	-	112,785

Provision for losses on
accounts receivable	19,362	929	277	-	-	20,568

Segment operating income (loss)	$286,564	$15,247	$7,170	$(74,146)	$-	$234,835

Center rent expense	82,994	496	844	-	-	84,334

Depreciation and amortization	43,333	678	732	3,265	-	48,008

Interest, net	9,493	-	(1)	33,572	-	43,064

Net segment income (loss)	$150,744	$14,073	$5,595	$(110,983)	$-	$59,429

Identifiable segment assets	$708,227	$16,492	$20,933	$313,536	$20,879	$1,080,067

Goodwill	$343,439	$75	$4,533	$-	$-	$348,047

Segment capital expenditures	$49,003	$1,061	$203	$3,261	$-	$53,528

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, transaction costs, loss on extinguishment of debt, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

As of and for the
Year Ended
December 31, 2009		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,674,752	$105,366	$100,624	$34	$-	$1,880,776

Intersegment revenues	-	74,166	1,930	-	(76,096)	-

Total revenues	1,674,752	179,532	102,554	34	(76,096)	1,880,776

Operating salaries and benefits	833,658	150,271	72,336	-	-	1,056,265

Self insurance for workers'
compensation and general and
professional liability insurance	59,830	2,161	1,331	418	-	63,740

Other operating costs	437,418	7,620	15,713	-	(76,096)	384,655

General and administrative expenses	41,245	6,868	2,811	62,068	-	112,992

Provision for losses on
accounts receivable	20,637	482	55	-	-	21,174

Segment operating income (loss)	$281,964	$12,130	$10,308	$(62,452)	$-	$241,950

Center rent expense	71,728	480	920	-	-	73,128

Depreciation and amortization	41,325	540	780	2,808	-	45,453

Interest, net	12,226	(2)	(2)	37,105	-	49,327

Net segment income (loss)	$156,685	$11,112	$8,610	$(102,365)	$-	$74,042

Identifiable segment assets	$1,190,638	$16,011	$25,143	$863,505	$(528,456)	$1,566,841

Goodwill	$333,688	$75	$4,533	$-	$-	$338,296

Segment capital expenditures	$50,418	$650	$74	$3,170	$-	$54,312

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, transaction costs, loss on extinguishment of debt, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

As of and for the
Year Ended
December 31, 2008		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,615,322	$89,619	$117,788	$37	$-	$1,822,766

Intersegment revenues	-	60,856	2,622	-	(63,478)	-

Total revenues	1,615,322	150,475	120,410	37	(63,478)	1,822,766

Operating salaries and benefits	816,710	124,817	86,345	-	-	1,027,872

Self insurance for workers'
compensation and general and
professional liability insurance	55,480	2,138	1,514	557	-	59,689

Other operating costs	411,784	7,113	17,553	-	(63,478)	372,972

General and administrative expenses	41,382	6,806	2,983	62,302	-	113,473

Provision for losses on
accounts receivable	13,256	213	563	-	-	14,032

Segment operating income (loss)	$276,710	$9,388	$11,452	$(62,822)	$-	$234,728

Center rent expense	72,223	394	976	-	-	73,593

Depreciation and amortization	35,951	533	806	3,058	-	40,348

Interest, net	13,670	(1)	(20)	40,954	-	54,603

Net segment income (loss)	$154,866	$8,462	$9,690	$(106,834)	$-	$66,184

Identifiable segment assets	$1,145,106	$12,489	$28,262	$880,428	$(528,449)	$1,537,836

Goodwill	$322,200	$75	$4,533	$-	$-	$326,808

Segment capital expenditures	$39,976	$286	$188	$1,962	$-	$42,412

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, loss on extinguishment of debt, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

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

The following table reconciles net segment income to consolidated income before income taxes and discontinued operations for the years ended December 31 (in thousands):

	2010	2009	2008

Net segment income	$59,429	$74,042	$66,184
Transaction costs	(29,113)	-	-
Restructuring costs, net	-	(1,304)	-
Loss on extinguishment of debt	(29,221)	-	-
(Loss) gain on sale of assets, net	(847)	(42)	977
Income before income taxes and
discontinued operations	$248	$72,696	$67,161

(14)  Transactions with Sabra

For the purpose of governing certain of the ongoing relationships between us and Sabra after the Separation and to provide mechanisms for an orderly transition, we and Sabra entered into various agreements. The most significant agreements are as follows:

Distribution Agreement

The Distribution Agreement provides for the various actions taken in connection with the Separation, the conditions to the Separation and the relationship between the parties subsequent to the Separation. Pursuant to the Distribution Agreement, any liability arising from or relating to legal proceedings involving Old Sun’s healthcare business prior to the Separation will be assumed by New Sun, and New Sun will indemnify Sabra against any losses arising from or relating to such legal proceedings. The Distribution Agreement provides that any liability arising from or relating to legal proceedings involving Old Sun’s real property assets now owned by Sabra are assumed by Sabra. Any liability arising from or relating to legal proceedings prior to the Separation, other than those arising from or relating to legal proceedings involving Old Sun’s healthcare business or such real property assets, are assumed by New Sun.

In addition, the Distribution Agreement provides for cross-indemnities that require (i) Sabra to indemnify New Sun (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against all losses arising from or relating to the liabilities being assumed by Sabra or the breach of the Distribution Agreement by Sabra and (ii) New Sun to indemnify Sabra (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against all losses arising from or relating to the liabilities being assumed or retained by New Sun or the breach of the Distribution Agreement by New Sun.

New Sun and Sabra have agreed in the Distribution Agreement that New Sun will pay all costs associated with the Separation and REIT Conversion Merger that are incurred prior to the Separation. All costs relating to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

the Separation or REIT Conversion Merger incurred after the Separation will be borne by the party incurring such costs.

Master Lease Agreements

Sabra received substantially all of Old Sun’s owned real property in the Separation and leases such real property to New Sun under eighteen master lease agreements which set forth the terms governing each of the leased properties (the "Lease Agreements").

Subsidiaries of New Sun (each a “Tenant”) entered into the Lease Agreements with subsidiaries of Sabra (each a “Lessor”) pursuant to which the Tenants lease the 86 healthcare properties owned by subsidiaries of Sabra following the Separation (consisting of 67 skilled nursing facilities, ten combined skilled nursing, assisted and independent living facilities, five assisted living facilities, two mental health facilities, one independent living facility and one continuing care retirement community). The obligations of the Tenants under the Lease Agreements are guaranteed by New Sun.

The Lease Agreements provide for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and equipment relating to the operation of the leased properties. There are multiple bundles of leased properties under each Lease Agreement with each bundle containing one to fourteen leased properties. The Lease Agreements provide for an initial term of between 10 and 15 years and no purchase options. At the option of the Tenant, the Lease Agreements may be extended for up to two five-year renewal terms beyond the initial term at the then currently in place rental rate plus an annual rent escalator equal to the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero). If the Tenant elects to renew the term of one or more expiring Lease Agreements, the renewal will be effective as to all, but not less than all, of the leased property then subject to the applicable Lease Agreements.

The Lease Agreements are commonly known as triple-net leases. Accordingly, in addition to rent, the Tenant will be required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the Lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Under the Lease Agreements, the initial annual aggregate base rent payable by subsidiaries of New Sun is $70.2 million. The Lease Agreements provide for an annual rent escalator equal to the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero).

Tax Allocation Agreement

Under the Tax Allocation Agreement, New Sun is responsible for and will indemnify Sabra against (i) all federal income taxes, including any taxes resulting from the restructuring of Old Sun’s business and the distribution of shares of New Sun common stock to Old Sun’s stockholders, that are reportable on any tax return for periods prior to and including the Separation that includes Sabra or one of its subsidiaries, on the one hand, and New Sun or one of its subsidiaries, on the other hand, (ii) all state and local income taxes in jurisdictions in which it is expected that net operating losses or other tax attributes will be sufficient to offset tax liability for such returns in such periods, and (iii) all transfer taxes resulting from the restructuring of Old Sun’s business and the distribution of shares of New Sun common stock to Old Sun’s stockholders. With respect to non-income

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2010

taxes (other than transfer taxes) and income taxes in state and local jurisdictions in which it is not expected that net operating losses or other tax attributes will be sufficient to offset tax liability, tax liability will be allocated between New Sun and Sabra using a closing of the books method on the date of Separation.

After the 2010 tax year, Sabra and New Sun have agreed, to the extent allowable by applicable law, to allocate all limitations to utilize net operating loss carryforwards to New Sun. New Sun will prepare, at its own cost, all tax returns and elections for periods prior to and including the date of the Separation. In addition, New Sun will generally have the right to control the conduct and disposition of any audits or other proceeding with regard to such periods. In addition, from and after the distribution date of the Separation, New Sun will be entitled to any refund or credit for such periods.

New Sun included in the cash allocation made to Sabra pursuant to the Distribution Agreement, an amount equal to an estimate of such unpaid taxes described above for the 2010 taxable year. New Sun will only indemnify Sabra against such taxes if, and to the extent, such taxes exceed such estimate. With respect to any period in which Sabra has made or will make an election to be taxed as a real estate investment trust (“REIT”), New Sun will not make any indemnity payments to Sabra in an amount that could cause Sabra to fail to qualify as a REIT. The unpaid amount, if any, of such indemnity will be placed in escrow and will be paid to Sabra only upon the satisfaction of certain conditions related to the REIT income requirements under the Code. Any such amount held in escrow after five years will be released back to New Sun.

The Tax Allocation Agreement is not binding on the IRS or any other governmental entity and does not affect the liability of each of New Sun, Sabra, and their respective subsidiaries and affiliates, to the IRS or any other governmental authority for all U.S. federal, state or local or non-U.S. taxes of the Old Sun consolidated group relating to periods through the distribution date for the Separation. Accordingly, although the Tax Allocation Agreement will allocate tax liabilities between New Sun and Sabra, either Sabra and its subsidiaries or New Sun and its subsidiaries could be liable for tax liabilities not allocated to them under the Tax Allocation Agreement in the event that any tax liability is not discharged by the other party.

Transition Services Agreement

To the extent requested by Sabra, New Sun will provide Sabra with administrative and support services on a transitional basis pursuant to the Transition Services Agreement, including finance and accounting, human resources, legal support, and information systems support (the “Transition Services”) for a period of up to one year, subject to any permitted extensions contained therein.  The Transition Services Agreement provides for Sabra to pay New Sun a rate per labor hour of actual services rendered. The Transition Services Agreement provides that Sabra has the right to terminate a Transition Service after an agreed notice period. The Transition Services Agreement also contains provisions whereby Sabra  generally agrees to indemnify New Sun for all claims, losses, damages, liabilities and other costs incurred by New Sun to a third party which arise in connection with the provision of a Transition Service, other than those costs resulting from New Sun’s gross negligence or willful misconduct.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

The following tables reflect unaudited quarterly financial data for fiscal years 2010 and 2009 (in thousands, except per share data):
	For the Year Ended
	December 31, 2010
	Fourth	Third	Second	First
	Quarter (a)	Quarter	Quarter	Quarter	Total

Total net revenues	$483,418	$475,997	$474,394	$473,052	$1,906,861

(Loss) income from continuing operations	$(31,930)	$7,998	$10,499	$10,717	$(2,716)
Loss from discontinued operations	$(446)	$(442)	$(526)	$(520)	$(1,934)

Net (loss) income	$(32,376)	$7,556	$9,973	$10,197	$(4,650)

Basic earnings per common and
common equivalent share:
(Loss) income from continuing operations	$(1.24)	$0.40	$0.71	$0.73	$(0.14)
Loss from discontinued operations	(0.02)	(0.02)	(0.03)	(0.04)	(0.10)
Net (loss) income	$(1.26)	$0.38	$0.68	$0.69	$(0.24)

Diluted earnings per common and
common equivalent share:
(Loss) income from continuing operations	$(1.24)	$0.40	$0.71	$0.72	$(0.14)
Loss from discontinued operations	(0.02)	(0.02)	(0.04)	(0.03)	(0.10)
Net (loss) income	$(1.26)	$0.38	$0.67	$0.69	$(0.24)

Weighted average number of
common and common equivalent
shares outstanding:
Basic	25,791	19,839	14,744	14,677	19,280
Diluted	25,791	19,857	14,843	14,802	19,280

(a)	Includes certain pretax amounts related to year-end charges due to the Separation, consisting primarily of $29.1 million of transaction costs and $29.2 million of loss on extinguishment of debt.

1

	For the Year Ended
	December 31, 2009 (1)
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Total

Total net revenues	$473,827	$470,644	$468,444	$467,861	$1,880,776

Income from continuing operations	$9,810	$10,539	$10,974	$11,757	$43,080
(Loss) income from discontinued operations	$(1,135)	$(881)	$(878)	$(1,515)	$(4,409)

Net income	$8,675	$9,658	$10,096	$10,242	$38,671

Basic earnings per common and
common equivalent share:
Income from continuing operations	$0.67	$0.72	$0.75	$0.81	$2.95
(Loss) income from discontinued operations	(0.08)	(0.06)	(0.06)	(0.11)	(0.30)
Net income	$0.59	$0.66	$0.69	$0.70	$2.65

Diluted earnings per common and
common equivalent share:
Income from continuing operations	$0.67	$0.72	$0.75	$0.80	$2.93
(Loss) income from discontinued operations	(0.08)	(0.06)	(0.06)	(0.11)	(0.30)
Net income	$0.59	$0.66	$0.69	$0.69	$2.63

Weighted average number of
common and common equivalent
shares outstanding:
Basic	14,648	14,641	14,617	14,548	14,614
Diluted	14,746	14,717	14,707	14,738	14,714

(1)
We have reclassified all activity related to entities whose operations were divested or identified for disposal for the years ended December 31, 2010 and 2009 to discontinued operations.  Therefore, the quarterly financial data presented above including revenues, income (loss) before income taxes and discontinued operations and income (loss) on discontinued operations will not reflect the amounts reported previously in our Quarterly Reports on Form 10-Q filed with the SEC.  However, net income remains the same.

2

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)

INSURANCE RESERVES

Activity in our insurance reserves as of and for the three months ending December 31, 2010 and 2009 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of September 30, 2009	$90,007	$65,554	$155,561
Current year provision, continuing operations	6,942	7,260	14,202
Current year provision, discontinued operations	434	161	595
Prior year reserve adjustments, continuing operations	2,200	1,720	3,920
Prior year reserve adjustments, discontinued operations	300	230	530
Claims paid, continuing operations	(4,045)	(4,901)	(8,946)
Claims paid, discontinued operations	(635)	(680)	(1,315)
Amounts paid for administrative services and other	(273)	(1,838)	(2,111)
Balance as of December 31, 2009	$94,930	$67,506	$162,436

Balance as of September 30, 2010	$98,953	$68,794	$167,747
Current year provision, continuing operations	7,690	6,314	14,004
Current year provision, discontinued operations	3	5	8
Prior year reserve adjustments, continuing operations	13,100	-	13,100
Claims paid, continuing operations	(6,278)	(4,990)	(11,268)
Claims paid, discontinued operations	(930)	(417)	(1,347)
Amounts paid for administrative services and other	(667)	(1,221)	(1,888)
Balance as of December 31, 2010	$111,871	$68,485	$180,356

3

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to	Additions		Balance at
	Beginning	Costs and	Charged to	Deductions	End of
Description	of Period	Expenses(1)	Other Accounts(2)	Other(3)	Period
Year ended December 31, 2010
Allowance for doubtful accounts	$55,402	$21,175	$-	$(9,970)	$66,607
Other receivables reserve (4)	$1,182	$168	$-	$-	$1,350
Allowance for deferred tax assets	$27,572	$-	$-	$(9,446)	$18,126

Year ended December 31, 2009
Allowance for doubtful accounts	$44,830	$21,196	$214	$(10,838)	$55,402
Other receivables reserve (4)	$1,077	$105	$-	$-	$1,182
Allowance for deferred tax assets	$34,321	$-	$-	$(6,749)	$27,572

Year ended December 31, 2008
Allowance for doubtful accounts	$42,144	$15,283	$180	$(12,777)	$44,830
Other receivables reserve (4)	$1,587	$-	$-	$(510)	$1,077
Allowance for deferred tax assets	$132,905	$-	$13,945	$(112,529)	$34,321

(1)
Charges included in (adjustment) provision for losses on accounts receivable of $606, $(1), and $1,176 for the years ended December 31, 2010, 2009, and 2008, respectively, related to discontinued operations.

(2)	Column C primarily represents increases that resulted from acquisition activity (see Note 5 – “Acquisitions”).

(3)	Column D primarily represents write offs and recoveries of receivables that have been fully reserved or valuation allowance on deferred tax assets transferred to Sabra (see Note 9 – “Income Taxes”).

(4)
The other receivables reserve is classified in prepaid and other assets on our consolidated balance sheets.  Other receivables, net of reserves, were $2,424, $4,943, and $5,599 as of December 31, 2010, 2009 and 2008, respectively.

4