Form 10-Q
period 2011-03-31
SUN HEALTHCARE GROUP INC
filed 2011-05-05
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-12040

SUN HEALTHCARE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-4230695
(State of Incorporation)	(I.R.S. Employer Identification No.)

18831 Von Karman, Suite 400
Irvine, CA  92612
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
Yes  ☐   No  ☒

As of May 4, 2011, there were 25,091,927 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of March 31, 2011
	As of December 31, 2010

	Consolidated Income Statements (unaudited)	5
	For the three months ended March 31, 2011 and 2010

	Consolidated Statements of Cash Flows (unaudited)	6
	For the three months ended March 31, 2011 and 2010

	Notes to Consolidated Financial Statements (unaudited)	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	32

Signature		32

References throughout this document to the Company, “we,” “our” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws.  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs,  the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations, and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

We caution you that any forward-looking statements made in this 10-Q are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements.  The forward-looking statements are based on the information currently available and are applicable only as of the date of this report or, in the case of forward-looking statements incorporated by reference, as of the date of the filing that includes the forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	March 31, 2011	December 31, 2010
		(Note 1)
Current assets:
Cash and cash equivalents	$85,571	$81,163
Restricted cash	17,274	15,329
Accounts receivable, net of allowance for doubtful accounts of $69,366
and $66,607 at March 31, 2011 and December 31, 2010, respectively	218,827	218,040
Prepaid expenses and other assets	20,510	16,859
Deferred tax assets	68,423	69,800

Total current assets	410,605	401,191

Property and equipment, net	141,211	139,860
Intangible assets, net	41,255	41,967
Goodwill	347,520	348,047
Restricted cash, non-current	351	350
Deferred tax assets	125,864	126,540
Other assets	50,027	23,803
Total assets	$1,116,833	$1,081,758

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31, 2011	December 31, 2010
		(Note 1)
Current liabilities:
Accounts payable	$47,795	$49,993
Accrued compensation and benefits	65,092	61,518
Accrued self-insurance obligations, current portion	55,314	52,093
Income taxes payable	478	-
Other accrued liabilities	53,451	53,945
Current portion of long-term debt and capital lease obligations	11,112	11,050

Total current liabilities	233,242	228,599

Accrued self-insurance obligations, net of current portion	159,146	133,405
Long-term debt and capital lease obligations, net of current portion	142,238	144,930
Unfavorable lease obligations, net	9,133	9,815
Other long-term liabilities	51,840	52,566

Total liabilities	595,599	569,315

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333,333
shares, zero shares issued and outstanding as of
March 31, 2011 and December 31, 2010	-	-
Common stock of $.01 par value, authorized 41,666,667
shares, 25,088,409 and 24,973,693 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	251	250
Additional paid-in capital	721,500	720,854
Accumulated deficit	(200,549)	(208,661)
Accumulated other comprehensive income, net	32	-
Total stockholders' equity	521,234	512,443
Total liabilities and stockholders' equity	$1,116,833	$1,081,758

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	March 31, 2011	March 31, 2010

Total net revenues	$483,897	$470,415
Costs and expenses:
Operating salaries and benefits	272,101	265,087
Self-insurance for workers’ compensation and general and
professional liability insurance	15,262	14,441
Operating administrative expenses	13,280	12,289
Other operating costs	98,591	96,652
Center rent expense	36,912	18,547
General and administrative expenses	15,379	15,266
Depreciation and amortization	7,579	12,348
Provision for losses on accounts receivable	5,335	5,796
Interest, net of interest income of $59 and $90, respectively	5,000	11,890
Restructuring costs	136	-
Total costs and expenses	469,575	452,316

Income before income taxes and discontinued operations	14,322	18,099
Income tax expense	5,872	7,296
Income from continuing operations	8,450	10,803

Loss from discontinued operations, net of related taxes	(338)	(605)

Net income	$8,112	$10,198

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.33	$0.74
Loss from discontinued operations, net	(0.01)	(0.05)
Net income	$0.32	$0.69

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.33	$0.73
Loss from discontinued operations, net	(0.02)	(0.04)
Net income	$0.31	$0.69

Weighted average number of common and common
equivalent shares outstanding:
Basic	25,740	14,678
Diluted	25,838	14,828

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the
	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$8,112	$10,198
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	7,681	12,446
Amortization of favorable and unfavorable lease intangibles	(484)	(474)
Provision for losses on accounts receivable	5,644	6,014
Stock-based compensation expense	1,449	1,393
Deferred taxes	2,032	4,936
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,393)	(6,322)
Restricted cash	(1,946)	(1,156)
Prepaid expenses and other assets	(249)	4,283
Accounts payable	(1,919)	(5,859)
Accrued compensation and benefits	3,438	8,424
Accrued self-insurance obligations	(1,342)	2,037
Income taxes payable	478	628
Other accrued liabilities	(731)	2,470
Other long-term liabilities	(727)	(955)
Net cash provided by operating activities	16,043	38,063

Cash flows from investing activities:
Capital expenditures	(8,837)	(17,058)
Net cash used for investing activities	(8,837)	(17,058)

Cash flows from financing activities:
Principal repayments of long-term debt and capital lease obligations	(2,798)	(20,941)
Payment to non-controlling interest	-	(2,025)
Distribution to non-controlling interest	-	(69)
Net cash used for financing activities	(2,798)	(23,035)

Net increase (decrease) in cash and cash equivalents	4,408	(2,030)
Cash and cash equivalents at beginning of period	81,163	104,483
Cash and cash equivalents at end of period	$85,571	$102,453

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)  Nature of Business

References throughout this document to the Company include Sun Healthcare Group, Inc. and our consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this report has been written in the first person. In this document, the words “we,” “our” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 199 healthcare centers in 25 states as of March 31, 2011.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at March 31, 2011, and our consolidated results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of significant contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of third-party payor settlements, allowances for doubtful accounts, self-insurance obligations, loss accruals and income taxes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Emerging Issues Task Force of the FASB issued an Accounting Standards Update in August 2010 regarding the balance sheet presentation of medical malpractice claims and similar contingent liabilities and related insurance recoveries.  The updated guidance requires the insurance recovery receivable to be presented as a gross asset instead of netting it against the related liability.  The updated presentation is effective for us beginning with our March 31, 2011 reporting, is reflected in the accompanying consolidated balance sheet and has resulted in insurance recovery assets as of March 31, 2011 of $2.1 million and $28.1 million for general and professional liabilities and workers’ compensation liabilities, respectively.  There was no impact on our accumulated deficit due to adoption of this new standard.  See the Insurance portion of Note 5 – “Commitments and Contigencies” for additional information.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 financial statement presentation.  We have reclassified the results of operations of the nurse practitioner services group  and one skilled nursing center of our Inpatient Services segment (see Note 4 – “Discontinued Operations”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2011	December 31, 2010

Revolving loans	$-	$-
Mortgage notes payable due at various dates through 2042, interest at rates from 6.7% to 8.5%, collateralized by the carrying values of
the real property totaling $7.1 million	7,794	7,979
Term loans	144,974	147,492
Capital leases	582	509
Total long-term obligations	153,350	155,980
Less amounts due within one year	(11,112)	(11,050)
Long-term obligations, net of current portion	$142,238	$144,930

The scheduled or expected maturities of long-term obligations as of March 31, 2011, were as follows (in thousands):

For the twelve months ending March 31:

2012	$11,112
2013	11,033
2014	10,986
2015	10,290
2016	10,066
Thereafter	99,863
$153,350

We manage interest expense using a mix of fixed and variable rate debt, and, to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.   We also may enter into interest rate cap agreements that effectively limit the maximum interest rate that we pay on an agreed to notional principal amount.  We use interest rate hedges to manage interest rate risk related to borrowings.  Our intent is to only enter into such arrangements that qualify for hedge accounting treatment in accordance with GAAP.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive income.  Ineffectiveness, if any, would be recognized in earnings.

Our credit agreement requires that 50% of our term loans be subject to at least a three-year hedging agreement. To satisfy this requirement, we executed two hedging instruments on January 18, 2011; a two-year interest rate cap and a two-year “forward starting” interest rate swap.  The two-year interest rate cap limits our exposure to increases in interest rates for $82.5 million of debt through December 31, 2012.  This cap is effective when LIBOR rises above 1.75%, effectively fixing the interest rate on $82.5 million of our term loans at 7.5% for two years.  The fee for this interest rate cap arrangement was $0.3 million, which will be amortized to interest expense over the life of the arrangement.  The two-year “forward starting” interest rate swap effectively converts the interest rate on $82.5 million of our term loans to a fixed rate from January 1, 2013 through December 31, 2014.  LIBOR is fixed at 3.185%, making the all-in rate effectively a fixed 8.935% for this portion of the term loans.  There was no fee for this swap agreement.  Both arrangements qualify for hedge accounting treatment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The fair values of our hedging agreements as presented in the consolidated balance sheets are as follows (in thousands):

Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate hedging agreements	Other Assets	$54	N/A	$-

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended March 31 is as follows (in thousands):

			Gain Reclassified from Accumulated
	Amount of Gain in		Other Comprehensive Income
	Other Comprehensive Income		to Income (ineffective portion)
	2011	2010	2011	2010
Derivatives designated as cash
flow hedges:
Interest rate hedging agreements	$32	$976	$-	$-

The amounts stated above for gain from changes in the fair value of our hedging agreements are our only sources of other comprehensive income, resulting in comprehensive income of $8.1 million for the three months ended March 31, 2011.  Comprehensive income for the three months ended March 31, 2010 was $11.2 million.

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$85,571	$85,571	$81,163	$81,163
Restricted cash	$17,274	$17,274	$15,679	$15,679
Long-term debt and capital lease obligations,
including current portion	$153,350	$153,232	$155,980	$156,084
Interest rate hedging agreements	$54	$54	$-	$-

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At March 31, 2011 and December 31, 2010, the fair value of our long-term debt, including current maturities, and our interest rate hedging agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of March 31, 2011 and December 31, 2010, respectively (in thousands):

March 31, 2011
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Interest rate hedging agreements – asset	$54	$-	$54

December 31, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Restricted cash – money market funds	$1,465	$1,465	$-

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

During the three months ended March 31, 2011, we developed plans to dispose of a Maryland skilled nursing center in our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Inpatient			Inpatient
	Services	Other	Total	Services	Other	Total

Net operating revenues	$2,556	$-	$2,556	2,841	-	2,841

Loss from discontinued operations, net (1)	$(330)	$(8)	$(338)	(593)	(12)	(605)
(1) Net of related tax benefit of $161 and $209, respectively

(5)  Commitments and Contingencies

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

Activity in our insurance reserves as of and for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2010	$94,930	$67,506	$162,436
Current year provision, continuing operations	7,341	7,100	14,441
Current year provision, discontinued operations	43	54	97
Claims paid, continuing operations	(4,219)	(4,555)	(8,774)
Claims paid, discontinued operations	(563)	(633)	(1,196)
Amounts paid for administrative services and other	(850)	(1,696)	(2,546)
Balance as of March 31, 2010	$96,682	$67,776	$164,458

Balance as of January 1, 2011	$111,871	$68,485	$180,356
Adjustment for anticipated insurance recoveries
(see Recent Accounting Pronouncements in Note 1 –
“Nature of Business”)	2,100	28,100	30,200
Current year provision, continuing operations	7,366	7,896	15,262
Current year provision, discontinued operations	75	71	146
Claims paid, continuing operations	(9,528)	(4,701)	(14,229)
Claims paid, discontinued operations	(333)	(332)	(665)
Amounts paid for administrative services and other	(809)	(1,744)	(2,553)
Balance as of March 31, 2011	$110,742	$97,775	$208,517

The anticipated insurance recoveries relate primarily to our workers’ compensation programs associated with policy years 1996 through 2001where the claim losses have exceeded the policies' aggregate retention limits. Obligations above these retention limits are covered by our excess insurance carriers, which all have carrier ratings of at least “A,” “XIV” or better.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at March 31, 2011 and December 31, 2010 is as indicated below (in thousands):

	March 31, 2011				December 31, 2010
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets:				|
Restricted cash (1)				|
Current	$5,747	$10,593	$16,340	|	$3,659	$10,864	$14,523
Non-current	-	-	-	|	-	-	-
	$5,747	$10,593	$16,340	|	$3,659	$10,864	$14,523
				|
Anticipated insurance recoveries (2)				|
Current	$-	$3,900	$3,900	|	$-	$-	$-
Non-current	2,100	24,200	26,300	|	-	-	-
	$2,100	$28,100	$30,200	|	$-	$-	$-

Total Assets	$7,847	$38,693	$46,540	|	$3,659	$10,864	$14,523

Liabilities (3)(4):				|
Self-insurance liabilities				|
Current	$24,616	$24,755	$49,371	|	$25,942	$21,009	$46,951
Non-current	86,126	73,020	159,146	|	85,929	47,476	133,405
Total Liabilities	$110,742	$97,775	$208,517	|	$111,871	$68,485	$180,356

(1)
Total restricted cash includes cash collateral deposits and other cash held by third parties.  Total restricted cash above excludes $1,285 and $1,156 at March 31, 2011 and December 31, 2010, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Anticipated insurance recovery assets are presented as Other Assets (both current and long-term) in our consolidated balance sheet.

(3)	Total self-insurance liabilities above exclude $5,943 and $5,142 at March 31, 2011 and December 31, 2010, respectively, related to our employee health insurance liabilities.

(4)
Total self-insurance liabilities for workers’ compensation claims are collateralized, in addition to the restricted cash, by letters of credit of $56,761 as of March 31, 2011, and $59,066, as of December 31, 2010.

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

In November 2010, a jury verdict was rendered in a Kentucky state court against us for $2.75 million in compensatory damages and $40 million in punitive damages. On February 25, 2011, the trial court judge reduced the punitive damage award to $24.75 million.  The case involves claims for professional negligence resulting in wrongful death.  We disagree with the jury’s verdict and believe that it is not supported by the facts of the case or applicable law.  We have appealed this judgment to the Kentucky Court of Appeals.  We believe our reserves are adequate for this matter.

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

(6)  Income Taxes

The provision for income taxes of $5.9 million for the three months ended March 31, 2011 results in an effective rate of approximately 41%.  The provision for income taxes of $7.3 million for the three months ended March 31, 2010 resulted in an effective tax rate of approximately 40.3%.  The rates for 2011 and 2010 differ from the statutory tax rate of 35% primarily due to state taxes.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $18.1 million at March 31, 2011 and December 31, 2010 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

After considering the transfer of substantially all of our real estate assets to Sabra Health Care REIT, Inc. in 2010 and utilization of NOL carryforwards through 2010, the Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $7.4 million. Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, there is approximately $58.1 million of NOLs which can be used to offset U.S. taxable income in 2011.  Considering annual IRC Section 382 limitations and built-in gains, we have a total of $162.0 million of utilizable NOL carryforwards to offset taxable income in 2011 and future years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
(7)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.  Our reportable segments are strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  More complete descriptions and accounting policies of the segments are described in Note 13 – “Segment Information” and  Note 2 – “Summary of Significant Accounting Policies” of our 2010 Form 10-K.  The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
March 31, 2011
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$431,477	$30,097	$22,316	$7	$-	$483,897

Intersegment revenues	-	32,694	623	-	(33,317)	-

Total revenues	431,477	62,791	22,939	7	(33,317)	483,897

Operating salaries and benefits	200,551	54,133	17,417	-	-	272,101

Self-insurance for workers’
compensation and general and
professional liability insurance	14,206	642	347	67	-	15,262

Other operating costs	126,878	2,169	2,861	-	(33,317)	98,591

General and administrative expenses(1)	10,226	2,398	655	15,380	-	28,659

Provision (adjustment) for losses on
accounts receivable	5,112	324	(101)	-	-	5,335

Segment operating income (loss)	$74,504	$3,125	$1,760	$(15,440)	$-	$63,949

Center rent expense	36,612	127	173	-	-	36,912

Depreciation and amortization	6,336	226	187	830	-	7,579

Interest, net	(5)	-	1	5,004	-	5,000

Net segment income (loss)	$31,561	$2,772	$1,399	$(21,274)	$-	$14,458

Identifiable segment assets	$712,605	$15,890	$20,541	$346,930	$20,867	$1,116,833

Goodwill	$342,912	$75	$4,533	$-	$-	$347,520

Segment capital expenditures	$6,507	$729	$53	$1,548	$-	$8,837

______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before restructuring costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
March 31, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$417,687	$29,363	$23,357	$8	$-	$470,415

Intersegment revenues	-	21,154	143	-	(21,297)	-

Total revenues	417,687	50,517	23,500	8	(21,297)	470,415

Operating salaries and benefits	206,223	41,700	17,164	-	-	265,087

Self-insurance for workers’
compensation and general and
professional liability insurance	13,644	429	307	61	-	14,441

Other operating costs	112,663	1,818	3,468	-	(21,297)	96,652

General and administrative expenses(1)	9,479	2,159	650	15,267	-	27,555

Provision for losses on accounts
receivable	5,497	259	40	-	-	5,796

Segment operating income (loss)	$70,181	$4,152	$1,871	$(15,320)	$-	$60,884

Center rent expense	18,214	123	210	-	-	18,547

Depreciation and amortization	11,181	153	180	834	-	12,348

Interest, net	2,725	-	(1)	9,166	-	11,890

Net segment income (loss)	$38,061	$3,876	$1,482	$(25,320)	$-	$18,099

Identifiable segment assets	$1,189,570	$17,519	$24,208	$857,041	$(528,438)	$1,559,900

Goodwill	$333,756	$75	$4,533	$-	$-	$338,364

Segment capital expenditures	$16,136	$119	$113	$690	$-	$17,058

______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before restructuring costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010

Net segment income	$14,458	$18,099
Restructuring costs	136	-
Consolidated income before income taxes and
discontinued operations	$14,322	$18,099

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 163 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers with 22,916 licensed beds located in 25 states as of March 31, 2011. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 were signed into law. The combined laws create the Affordable Care Act (the “ACA”).  Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. We cannot predict the effect these newly enacted laws or any future legislation or regulation will have on our future operations, including future reimbursement rates and occupancy in our inpatient facilities.

2010 Restructuring

In November 2010, our former parent, Sun Healthcare Group, Inc. (“Old Sun”) completed a restructuring of its business by separating its real estate assets and its operating assets into two separate publicly traded companies.  The restructuring consisted of certain key transactions including a reorganization, through a series of internal corporate restructurings, such that (i) substantially all of Old Sun’s owned real property and related mortgage indebtedness owed to third parties were transferred to or assumed by Sabra Health Care REIT, Inc. (“Sabra”), a Maryland corporation and a wholly owned subsidiary of Old Sun, or one or more subsidiaries of Sabra, and (ii) all of Old Sun’s operations and other assets and liabilities were transferred to or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of Old Sun (“New Sun”), or one or more subsidiaries of New Sun.

In November 2010, Old Sun distributed to its stockholders on a pro rata basis all of the outstanding shares of New Sun common stock (the “Separation”), together with a pro rata cash distribution to Old Sun’s stockholders aggregating approximately $10 million.  Old Sun then merged with and into Sabra, with Sabra surviving the merger and Old Sun’s stockholders receiving shares of Sabra common stock in exchange for their shares of Old Sun’s common stock (the “REIT Conversion Merger”).  Immediately following the Separation and REIT Conversion Merger, New Sun changed its name to Sun Healthcare Group, Inc.  Pursuant to master lease agreements that were entered into between subsidiaries of Sabra and of New Sun in connection with the Separation, subsidiaries of Sabra lease to subsidiaries of New Sun the properties that Sabra’s subsidiaries own following the REIT Conversion Merger.

The Separation was accounted for as a reverse spinoff where New Sun was designated as the “accounting” spinnor and Sabra was designated as the “accounting” spinnee.  Accordingly, the assets and liabilities distributed were recorded based on their historical carrying values.

For accounting purposes, the historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun after the distribution on November 15, 2010. In this 10-Q, we discuss financial and other data of both Old Sun and of New Sun because New Sun has continued the business of Old Sun and is the successor issuer to Old Sun for purposes of the Securities Exchange of 1934, as amended (the “Exchange Act”).   References to ‘we’, ‘us’ ‘our’ and the ‘Company’ refer to Old Sun and New Sun and their businesses.

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the
	Three Months Ended
Sources of Revenues	March 31, 2011		March 31, 2010

Consolidated:
Medicaid	$184,678	38.2%	$187,306	39.8%
Medicare	157,621	32.6	141,523	30.1
Private pay and other	117,130	24.2	117,193	24.9
Managed care and commercial insurance	24,468	5.0	24,393	5.2
Total	$483,897	100.0%	$470,415	100.0%

Inpatient Only:
Medicaid	$184,628	42.8%	$187,269	44.8%
Medicare	152,978	35.5	137,065	32.8
Private pay and other	69,672	16.1	69,239	16.6
Managed care and commercial insurance	24,199	5.6	24,114	5.8
Total	$431,477	100.0%	$417,687	100.0%

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

Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System (“PPS”) as defined by the Balanced Budget Act of 1997 and subsequent revisions, the most recent of which was effective October 1, 2010. PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

patients indexed forward. The amount to be paid is determined by classifying each patient into one of 53 Resource Utilization Group (“RUGs”) categories prior to October 1, 2010 (“RUGs III”) and 66 RUGs categories after October 1, 2010 (“RUGs IV”).  Each RUGs level represents the level of services required to treat the patient’s condition or level of acuity.

RUGs IV is part of CMS’s continuing effort to increase the correlation of the cost of services to the condition of individual patients.  CMS created the system to be budget neutral, but actual results are expected to vary by provider.

Under the RUGs III system, CMS considered some services that were delivered in the hospital when determining the payment category, referred to as the “lookback.”  Under the RUGs IV system CMS eliminated this consideration.   The RUGs III system also reimbursed for therapy service delivered concurrently, in a group or individually at the same rate.  The RUGs IV system changes maintain the same reimbursement methodology for group and individual therapy, but will only consider concurrent therapy if it is delivered to two patients and divides the services between the two patients that receive the services.

Changes were also made in the qualifications required to qualify for each RUGs level and additional levels were added to provider further refinement.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the
Three Months Ended
March 31, 2011	March 31, 2010
$520.92	$465.98

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception was in place for patients residing in skilled nursing centers.  That exception will continue through December 31, 2011.

Effective January 1, 2011, changes were made in the payment methodology for Medicare Part B services received by patients in a skilled nursing facility setting. As part of the Physician Fee Schedule, CMS applied a Multiple Procedure Payment Reduction (“MPPR”).  CMS previously applied an MPPR to diagnostic services and is now expanding it to include other Part B services.  A portion of the payment for Part B services is related to activities that CMS contends are only delivered one time when multiple units of the same or related services are delivered on the same day.  CMS reduced the portion of the rate that contains these services by 25%, which equates to a 7.2% reduction in the reimbursement rate for Part B therapy services provided by us.  The change reduces the amount we are able to charge to internal and external customers.  We estimate the impact to be a $6.5 million annual reduction in consolidated revenues.

In July 2010, CMS issued its final rule for skilled nursing facilities for the 2011 federal fiscal year, which commenced on October 1, 2010.  This rule provides for a market basket increase of 2.3%, which is reduced by a prior period market basket adjustment of 0.6%, generating a net market basket increase of 1.7%.

On April 29, 2011, CMS released its proposed rule for skilled nursing facilities for the 2012 federal fiscal year, which commences on October 1, 2011.  CMS did not specify the method that will be used to update rates, but presented two options.  One is a standard update that includes a market basket increase of 2.7% and a productivity reduction of 1.2%.  The second option attempts to correct what CMS perceives is a lack of parity between RUGs III and RUGs IV.   We are reviewing the proposed rule, but cannot predict the impact to our revenues at this time.

The proposed rule also contains technical changes related to group therapy and Minimum Data Set 3.0 scheduling that may impact the categorization of patients and related payment rates.  CMS has not estimated the impact related to these changes.

We receive Medicare reimbursements for hospice care at daily or hourly rates based on the level of care furnished to the patient.  Our ability to receive Medicare reimbursement for our hospice services is subject to two limitations:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

•
If inpatient days of care provided to all patients at a hospice exceed 20% of the total days of hospice care provided by that hospice for an annual period, then payment for days in excess of this limit are paid for at the lower routine home care rate.  None of our hospice programs exceeded the payment limits on inpatient services for 2010 or 2009.

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

In July 2010, CMS issued its final rule for hospice services for the 2011 federal fiscal year.  The rule includes a market basket increase of 2.6% and a 0.8% decrease resulting from a phase out of the wage index budget neutrality factor.  We estimate that the net impact on our hospice service operations of these two adjustments will be an increase of 2.2% in our reimbursement rates, which we estimate will result in increased revenues of approximately $0.2 million per quarter.

Also on April 29, 2011, CMS released its proposed rule for hospice providers for the 2012 federal fiscal year, which commences on October 1, 2011.   This proposal contained an estimated market basket increase of 2.8%, which is reduced by 0.8% as a resultof the phase out of the wage index budget neutrality factor.  We estimate the average increase in hospice payments for the federal fiscal year 2012 will be 2.3%.  CMS also applied wage index updates.  We expect to experience an increase of 1.9% in hospice revenues per quarter.

The proposed rule also includes a change in the methodology used to apply the aggregate hospice cap.  This change is optional and we do not anticipate any impact on our hospice revenues.

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

Medicaid outlays are a significant component of state budgets, and there have been cost containment pressures on Medicaid outlays for skilled nursing centers.  The current economic downturn has caused many states to institute freezes on or reductions in Medicaid spending to address state budget concerns.

Twenty-one of the states in which we operate impose a provider tax on skilled nursing centers as a method of increasing federal matching funds paid to those states for Medicaid.  Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to skilled nursing centers.

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the
Three Months Ended
March 31, 2011	March 31, 2010
$172.25	$172.59

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

        For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the
Three Months Ended
March 31, 2011	March 31, 2010
$157.62	$159.08

Managed Care and Insurance

During the three months ended March 31, 2011, we received 5.0% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the
Three Months Ended
March 31, 2011	March 31, 2010
$367.47	$363.84

Private Payors, Veterans and Other

During the three months ended March 31, 2011, we received 24.2% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the
Three Months Ended
March 31, 2011	March 31, 2010
$196.59	$189.59

Other Reimbursement Matters

Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Under cost-based reimbursement plans, payors may either delay or disallow, in whole or in part, requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. We recognize revenues from third-party payors and accrue estimated settlement amounts in the period in which the related services are provided. We estimate these settlement balances by making determinations based on our prior settlement experience and our understanding of the applicable reimbursement rules and regulations.

Recent Accounting Pronouncements

Discussion of recent accounting pronouncements can be found in the “Recent Accounting Pronouncements” portion of Note 1 – “Nature of Business” to our consolidated financial statements included in this Form 10-Q.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Total net revenues	$483,897	$470,415	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	272,101	265,087	56.2	56.4
Self-insurance for workers’ compensation and
general and professional liabilities	15,262	14,441	3.2	3.1
Other operating costs (1)	111,871	108,941	23.1	23.2
Center rent expense	36,912	18,547	7.6	3.9
General and administrative expenses	15,379	15,266	3.2	3.2
Depreciation and amortization	7,579	12,348	1.6	2.6
Provision for losses on accounts receivable	5,335	5,796	1.1	1.2
Interest, net	5,000	11,890	1.0	2.5
Other	136	-	-	-
Income before income taxes and discontinued
operations	14,322	18,099	3.0	3.8
Income tax expense	5,872	7,296	1.2	1.6
Income from continuing operations	8,450	10,803	1.7	2.3
Loss from discontinued operations, net	(338)	(605)	0.1	0.1
Net income	$8,112	$10,198	1.7%	2.2%

Supplemental Financial Information (2):
EBITDA	$26,901	$42,337	5.6%	9.0%
Adjusted EBITDA	$27,037	$42,337	5.6%	9.0%
Adjusted EBITDAR	$63,949	$60,884	13.2%	12.9%

(1) Operating administrative expenses are included in “other operating costs” above.

(2) We define EBITDA as net income before loss from discontinued operations, interest expense (net of interest income), income tax expense, depreciation and amortization.  EBITDA margin is EBITDA as a percentage of revenue.  Adjusted EBITDA is EBITDA adjusted for restructuring costs.  Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.  Adjusted EBITDAR is Adjusted EBITDA before center rent expense.  Adjusted EBITDAR margin is Adjusted EBITDAR as a percentage of revenue.

We believe that the presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides useful information regarding our operational performance because they enhance the overall understanding of the financial performance and prospects for the future of our core business activities.

Specifically, we believe that a presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides consistency in our financial reporting and provides a basis for the comparison of results of core business operations between our current, past and future periods.  EBITDA, Adjusted EBITDA and Adjusted EBITDAR are three of the primary indicators we use for planning and forecasting in future periods, including trending and analyzing the core operating performance of our business from period-to-period without the effect of GAAP expenses, revenues and gains that are unrelated to the day-to-day performance of our business. We also use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to benchmark the performance of our business against expected results, analyzing year-over-year trends as described below and to compare our operating performance to that of our competitors.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility level basis, EBITDA, Adjusted EBITDA and Adjusted EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP.  As the items excluded from EBITDA, Adjusted EBITDA and Adjusted EBITDAR are significant components in understanding and assessing our financial performance, EBITDA, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by or used in operating, investing or financing activities or other financial statement data presented in the consolidated financial statements included in this Form 10-Q as indicators of financial performance or liquidity.  Therefore, our EBITDA, Adjusted EBITDA and Adjusted EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

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

The following table provides a reconciliation of our net income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$8,112	$10,198

Plus:
Loss from discontinued operations, net	338	605
Income tax expense	5,872	7,296
Interest expense, net	5,000	11,890
Depreciation and amortization	7,579	12,348
EBITDA	$26,901	$42,337

Plus:
Restructuring costs	136	-
Adjusted EBITDA	$27,037	$42,337

Plus:
Center rent expense	36,912	18,547
Adjusted EBITDAR	$63,949	$60,884

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010” is based, in part, on the financial information presented in Note 7 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $13.5 million, or 2.9%, to $483.9 million for the three months ended March 31, 2011 from $470.4 million for the three months ended March 31, 2010.  We reported net income for the three month periods ended March 31, 2011 and 2010 of $8.1 million and $10.2 million, respectively.

The increase in net revenues for the 2011 period included $13.8 million of additional revenue in our Inpatient Services segment primarily due to higher Medicare revenue driven by increased Medicare Part A rates plus the December 2010 acquisition of a hospice company.  A $0.7 million increase in nonaffiliated revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes but partially offset by the negative impact of the implementation of MPPR, also contributed to the increase in net revenues.  These increases were partially offset by a $1.0 million decrease in nonaffiliated revenue from our Medical Staffing segment, mainly due to a decrease in billable therapy and pharmacy hours plus reduced fees from temporary placement of physicians.

Operating salaries and benefits increased $7.0 million, or 2.6%, to $272.1 million (56.2% of net revenues) for the three months ended March 31, 2011 from $265.1 million (56.4% of net revenues) for the three months ended March 31, 2010.  The increase resulted primarily from increased wage rates and benefits in all segments to remain competitive in local markets. Additionally, costs increased in our Inpatient Services segment due to the acquisition of a hospice company in December 2010 and in our Rehabiliation Therapy Services segment due to an increased nonaffiliated service volume.

Self-insurance for workers’ compensation and general and professional liability insurance increased $0.9 million, or 6.3%, to $15.3 million (3.2% of net revenues) for the three months ended March 31, 2011 from $14.4 million (3.1% of net revenues) for the three months ended March 31, 2010, primarily due to increased claims related activity in our workers’ compensation self-insurance.

Other operating costs increased $3.0 million, or 2.8%, to $111.9 million (23.1% of net revenues) for the three months ended March 31, 2011 from $108.9 million (23.2% of net revenues) for the three months ended March 31, 2010.  The increase was primarily due to an increase in higher acuity patients requiring more rehabilitation therapy.

Center rent expense increased $18.4 million, or 99.5%, to $36.9 million (7.6% of net revenues) for the three months ended March 31, 2011 from $18.5 million (3.9% of net revenues) for the three months ended March 31, 2010.  The increase is primarily attributable to the new lease agreements entered into in conjunction with the Separation.

General and administrative expenses increased $0.1 million, or 0.7%, to $15.4 million (3.2% of net revenues) for the three months ended March 31, 2011 from $15.3 million (3.2% of net revenues) for the three months ended March 31, 2010.  The increase was primarily due to wage rate increases.

Depreciation and amortization decreased $4.7 million, or 38.2%, to $7.6 million (1.6% of net revenues) for the three months ended March 31, 2011 from $12.3 million (2.6% of net revenues) for the three months ended March 31, 2010.  The decrease was attributable to the transfer of assets in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.5 million, or 8.6%, to $5.3 million (1.1% of net revenues) for the three months ended March 31, 2011 from $5.8 million (1.2% of net revenues) for the three months ended March 31, 2010.  The decrease resulted from improving cash collections trends, which improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net interest expense decreased $6.9 million, or 58.0%, to $5.0 million (1.0% of net revenues) for the three months ended March 31, 2011 from $11.9 million (2.5% of net revenues) for the three months ended March 31, 2010 due to lower aggregate indebtedness resulting from the Separation.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended March 31 (dollars in thousands):

	2011		2010

Inpatient Services	$431,477	89.2%	$417,687	88.8%
Rehabilitation Therapy Services	62,791	13.0	50,517	10.7
Medical Staffing Services	22,939	4.7	23,500	5.0
Corporate	7	-	8	-
Intersegment Eliminations	(33,317)	(6.9)	(21,297)	(4.5)
Total net revenues	$483,897	100.0%	$470,415	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended March 31 (in thousands):

	2011	2010

Rehabilitation Therapy Services	$32,694	$21,154
Medical Staffing Services	623	143
Total intersegment revenue	$33,317	$21,297

The following table sets forth the amount of net segment income for the three months ended March 31 (in thousands):

	2011	2010

Inpatient Services	$31,561	$38,061
Rehabilitation Therapy Services	2,772	3,876
Medical Staffing Services	1,399	1,482
Net segment income before Corporate	35,732	43,419
Corporate	(21,274)	(25,320)
Net segment income	$14,458	$18,099

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs, loss on sale of assets and discontinued operations. Net segment income for the three months ended March 31, 2011 for (1) our Inpatient Services segment decreased $6.5 million, or 17.1%, to $31.6 million, (2) our Rehabilitation Therapy Services segment decreased $1.1 million, or 28.5%, to $2.8 million and (3) our Medical Staffing Services segment decreased $0.1 million, or 5.6%, to $1.4 million in comparison to the three months ended March 31, 2010, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Net revenues increased $13.8 million, or 3.3%, to $431.5 million for the three months ended March 31, 2011 from $417.7 million for the three months ended March 31, 2010.  The increase was primarily the result of:

-
an increase of $14.2 million in Medicare revenues as a result of a $13.4 million increase in revenues from higher Medicare Part A rates, a $0.3 million increase in Medicare Part B revenues and a $0.5 million increase in revenues due to an increased customer base;

-
a $2.9 million increase in hospice revenues due to internal growth of $0.6 million and an acquisition of a hospice company in December 2010, which contributed $2.3 million towards the hospice revenue growth;

-	a $0.9 million increase in other revenue including from veterans’ coverage and other various inpatient services; and

-	a $0.1 million increase in managed care and commercial insurance revenues driven primarily by improved rates;

Offset in part by:

-	a $2.6 million decrease due to closure of operations in 2010;

-	a $1.5 million decrease in Medicaid revenues consisting of $0.8 million from a decrease in customer base and a $0.7 million decrease related to lower rates; and

-	a decrease of $0.2 million in revenues from private revenues primarily due to a lower customer base.

Operating salaries and benefits expenses decreased $5.6 million, or 2.7%, to $200.6 million for the three months ended March 31, 2011 from $206.2 million for the three months ended March 31, 2010.  The decrease was attributable to the following:

-	a decrease of $8.5 million in therapist salaries due to their transfer from our Inpatient Services segment to our Rehabilitation Services segment;

Offset in part by:

-	an increase in salaries and related benefits of $1.2 million related to an acquisition of a hospice company in December 2010; and

-	increases in compensation and related benefits and taxes of $1.7 million to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance increased $0.6 million, or 4.4%, to $14.2 million for the three months ended March 31, 2011 as compared to $13.6 million for the three months ended March 31, 2010, which was driven by increased claims related activity in our workers’ compensation self-insurance.

Other operating costs increased $14.2 million, or 12.6%, to $126.9 million for the three months ended March 31, 2011 from $112.7 million for the three months ended March 31, 2010.  The increase was attributable to the following:

-
an $11.0 million increase in contract labor driven by contracting with our Rehabilitation Therapy Services segment for therapists transferred from our Inpatient Services segment plus an increase in higher acuity patients requiring more rehabilitation therapy and an increase in Medicare Part B therapy;

-	a $1.8 million increase in purchased services primarily related to outsourced housekeeping contracts;

-	a $1.5 million increase in other supplies, principally food and oxygen;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $1.0 million increase in provider taxes due to increased provider tax rates from a number of states in which we operate;

-	a $0.3 million increase in penalties and other fees; and

-	a $0.2 million increase in utility costs;

Offset in part by:

-	an $0.8 million decrease in administrative costs to manage the therapists that transferred to our Rehabiliation Therapy Services segment;

-	a $0.4 million decrease in training and recruitment costs; and

-	a $0.4 million decrease in legal fees.

Operating administrative expenses increased at $0.7 million, or 7.4%, to $10.2 million for the three months ended March 31, 2011 compared to $9.5 million for the three months ended March 31, 2010, primarily due to higher salaries and benefits expense.

Center rent expense increased $18.4 million, or 101.1%, to $36.6 million for the three months ended March 31, 2011 from $18.2 million for the three months ended March 31, 2010.  The increase is attributable to the new lease agreements entered into in conjunction with the Separation and other negotiated rent increases.

Depreciation and amortization decreased $4.9 million, or 43.8%, to $6.3 million for the three months ended March 31, 2011 from $11.2 million for the three months ended March 31, 2010.  The decrease was attributable to the transfer of assets in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.4 million, or 7.3%, to $5.1 million for the three months ended March 31, 2011 from $5.5 million for the three months ended March 31, 2010.  The decreased expense is due to improving cash collections trends.

Net interest expense decreased $2.7 million, or 100.0%, to $0.0 million for the three months ended March 31, 2011 from $2.7 million for the three months ended March 31, 2010.  The decrease is the result of the transfer of mortgages for previously owned centers to Sabra in the Separation.  Our remaining owned centers have no debt.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $12.3 million, or 24.4%, to $62.8 million for the three months ended March 31, 2011 from $50.5 million for the three months ended March 31, 2010. The revenue increase was the result of:

-
an increase of $12.1 million attributable to increased billable minutes, due to the addition of 54 new contracts, net of lost contracts, 48 of which were affiliated contracts primarily resulting from the transfer of therapy employees from our Inpatient Services segment to our Rehabilitation Therapy Services segment;

-
revenue per minute was flat due to the negative impacts of the MPPR rule that was put in place January 2011 in the amount of $1.5 million, fully offset by nonaffiliated and affiliated rate increases as well as other Part B rate increases; and

-	an increase of $0.2 million in other revenue, primarily related to increased contract management fees.

Operating salaries and benefits expenses increased $12.4 million, or 29.7%, to $54.1 million for the three months ended March 31, 2011 from $41.7 million for the three months ended March 31, 2010.  The increase was driven by the transfer of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

therapists from our Inpatient Services segment to our Rehabilitation Therapy services segments associated with the 48 net affiliated contract growth, the increase in nonaffiliated service volume referenced above and wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $0.6 million, or 2.5%, to $22.9 million for the three months ended March 31, 2011 from $23.5 million for the three months ended March 31, 2010.  The decrease was primarily the result of:

-	a decrease of $0.8 million due to lower fees earned from the temporary placement of physicians; and

-	a decrease of $0.6 million due to a decline for therapy and pharmacy staffing hours;

Offset in part by:

-	an increase of $0.8 million due to an increase in billable hours for nurse staffing.

Operating salaries and benefits expenses increased $0.2 million, or 1.2%, to $17.4 million for the three months ended March 31, 2011 as compared to $17.2 million for the three months ended March 31, 2010.  The increase in operating salaries and benefits is due to wage rate increases to remain competitive in local markets.

Corporate

General and administrative expenses not directly attributed to segments increased $0.1 million, or 0.7%, to $15.4 million for the three months ended March 31, 2011 from $15.3 million for the three months ended March 31, 2010.  The increase was primarily due to wage rate increases in administrative salaries.

Interest expense not directly attributed to operating segments decreased $4.2 million, or 45.7%, to $5.0 million for the three months ended March 31, 2011 from $9.2 million for the three months ended March 31, 2010 due to lower aggregate indebtedness resulting from the Separation.

Liquidity and Capital Resources

For the three months ended March 31, 2011, our net income was $8.1 million.  As of March 31, 2011, our working capital was $177.4 million and we had cash and cash equivalents of $85.6 million, $153.4 million in borrowings and $60.0 million available under our revolving credit facility. As of March 31, 2011, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness as described under “Loan Agreements” below.

Based on current levels of operations, we believe that our operating cash flows (which were $16.0 million for the three months ended March 31, 2011), existing cash reserves and availability for borrowing under our $60.0 million revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary), scheduled debt service payments and our other commitments described in our 2010 Form 10-K in the table under “Obligations and Commitments” at least through the next twelve months, notwithstanding the negative impact of the multi-year economic downturn on our ability to collect certain of our accounts receivable.  We believe our long term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness.  Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

Since 2007, we have relied on our cash flows to provide for operational needs and capital expenditures.  However, there can be no assurance that our operations will continue to provide sufficient cash flow or that refinancing sources will be available in the future, particularly given current economic conditions.  We anticipate that we will be able to utilize our revolving credit facility if needed, as we expect to remain in compliance with the covenants contained in our credit

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

agreement for at least the next twelve months.  We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.

Cash Flows

During the three months ended March 31, 2011, net cash provided by operating activities decreased by $22.0 million as compared to the same period last year.  In addition to decreased net income of $2.1 million, the decrease in cash flows from operating activities was the result of (i) our quarter-over-quarter decrease in working capital changes of $11.9 million, driven by changes in accounts receivable, accounts payable, accrued compensation and benefits and other accrued liabilities and (ii) a $8.0 million decrease in non-cash adjustments to net income, principally related to depreciation and amortization expense (as a result of the transfer of substantially all of our real estate to Sabra in the Separation) and deferred taxes.  Increased center rent expense of $18.4 million and reduced interest expense of $6.9 million, which also resulted primarily from the Separation, contributed to the decrease in net cash provided by operating activities.  All of these factors are discussed in “Results of Operations” above.

Net cash used for investing activities of $8.8 million for the three months ended March 31, 2011 were for capital expenditures.

Net cash used for financing activities was $2.8 million for the three months ended March 31, 2011, which was driven by repayments of long-term debt and capital lease obligations.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $8.8 million and $17.1 million for the three months ended March 31, 2011 and 2010, respectively.

Loan Agreements

In October 2010, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The Credit Agreement provides for $150.0 million in term loans ($145.0 million outstanding at March 31, 2011), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million funded letter of credit facility funded by proceeds of additional term loans, which was fully utilized at March 31, 2011.  The revolving credit facility remains undrawn (and was not utilized for letters of credit) through March 31, 2011.  If, however, we require additional letters of credit in the future, we will need to utilize availability under the revolving credit facility. The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test and a leverage covenant.  The Credit Agreement contains customary events of default, such as a failure by us to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting certain actions, including incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  Our obligations under the Credit Agreement are guaranteed by most of our subsidiaries and are collateralized by our assets and the assets of most of our subsidiaries.

Amounts borrowed under the term loan facility are due in quarterly installments of $2.5 million, with the remaining principal amount due on the maturity date of the term loans.  Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  Borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus one-half of 1.0%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  The applicable percentage for term loans and revolving loans is 4.75% for alternative base rate loans and 5.75% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, we are required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

The Credit Agreement requires that 50% of our term loans be subject to at least a three-year hedging arrangement.  To satisfy this requirement, we executed two hedging instruments on January 18, 2011; a two-year interest rate cap and a two-year “forward starting” interest rate swap.  The two-year interest rate cap limits our exposure to increases in interest rates for $82.5 million of debt through December 31, 2012.  This cap is effective when LIBOR rises above 1.75%, effectively fixing the interest rate on $82.5 million of our term loans at 7.5% for two years.  The fee for this interest rate cap arrangement was $0.3 million, which will be amortized to interest expense over the life of the arrangement.  The two-year “forward starting” interest rate swap effectively converts the interest rate on $82.5 million of our term loans to fixed rate from January 1, 2013 through December 31, 2014.  LIBOR is fixed at 3.185%, making the all-in rate effectively a fixed 8.935% for this portion of the term loans.  There was no fee for this swap agreement.  Both arrangements qualify for hedge accounting treatment.

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

								Fair Value	Fair Value
	Expected Maturity Dates							March 31,	December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011 (1)	2010 (1)
			(Dollars in thousands)
Long-term debt:
Fixed rate debt	$1,112	$1,033	$986	$290	$66	$4,888	$8,375	$8,257	$8,584
Rate	7.5%	7.3%	7.0%	6.8%	6.7%	6.7%

Variable rate debt	$10,000	$10,000	$10,000	$10,000	$10,000	$94,975	$144,975	$144,975	$147,500
Rate	11.4%	7.5%	7.5%	7.5%	7.5%	7.5%

Interest rate hedges:								$54	$-
Cap	$82,500	$82,500	$-	$-	$-	$-
Maximum rate	1.75%	1.75%	-	-	-	-
Variable to fixed	$-	$-	$82,500	$82,500	$-	$-
Average pay rate	-	-	3.185%	3.185%	-	-
Average receive rate	-	-	1.75%	1.75%	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act as controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated  and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, William A. Mathies, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 5(b) – “Commitments and Contingencies – Litigation” of our consolidated financial statements included in this 10-Q, which is incorporated by reference to this item.

ITEM 1A.  RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2010 Form 10-K.

ITEM 6. EXHIBITS

10.1	Sun Healthcare Group, Inc. Executive Bonus Plan

10.2	2011 Incentive Plan for President of SunBridge Healthcare, LLC

10.3	2011 Incentive Plan for President of SunDance Rehabilitation Corporation

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

May 4, 2011