Form 10-Q
period 2011-06-30
SUN HEALTHCARE GROUP INC
filed 2011-08-04
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011, there were 25,137,216 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of June 30, 2011
	As of December 31, 2010

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended June 30, 2011 and 2010
	For the six months ended June 30, 2011 and 2010

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended June 30, 2011 and 2010
	For the six months ended June 30, 2011 and 2010

	Notes to Consolidated Financial Statements (unaudited)	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

Signature		43

References throughout this document to the Company, “we,” “our” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws.  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs,  the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations, and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

We caution you that any forward-looking statements made in this Form 10-Q are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements.  The forward-looking statements are based on the information currently available and are applicable only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Item 1A of this Form 10-Q and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	June 30, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$88,489	$81,163
Restricted cash	17,256	15,329
Accounts receivable, net of allowance for doubtful accounts of $70,419
and $66,607 at June 30, 2011 and December 31, 2010, respectively	221,152	218,040
Prepaid expenses and other assets	22,990	16,859
Deferred tax assets	71,511	69,800

Total current assets	421,398	401,191

Property and equipment, net	143,880	139,860
Intangible assets, net	40,559	41,967
Goodwill	348,256	348,047
Restricted cash, non-current	351	350
Deferred tax assets	115,266	126,540
Other assets	46,596	23,803
Total assets	$1,116,306	$1,081,758

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	June 30, 2011	December 31, 2010

Current liabilities:
Accounts payable	$46,895	$49,993
Accrued compensation and benefits	61,074	61,518
Accrued self-insurance obligations, current portion	60,633	52,093
Other accrued liabilities	53,555	53,945
Current portion of long-term debt and capital lease obligations	11,099	11,050

Total current liabilities	233,256	228,599

Accrued self-insurance obligations, net of current portion	151,258	133,405
Long-term debt and capital lease obligations, net of current portion	139,450	144,930
Unfavorable lease obligations, net	8,452	9,815
Other long-term liabilities	52,379	52,566

Total liabilities	584,795	569,315

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333
shares, zero shares issued and outstanding as of
June 30, 2011 and December 31, 2010	-	-
Common stock of $.01 par value, authorized 41,667
shares, 25,137 and 24,974 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	251	250
Additional paid-in capital	722,481	720,854
Accumulated deficit	(190,603)	(208,661)
Accumulated other comprehensive loss, net	(618)	-
Total stockholders' equity	531,511	512,443
Total liabilities and stockholders' equity	$1,116,306	$1,081,758

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	June 30, 2011	June 30, 2010

Total net revenues	$487,674	$471,908
Costs and expenses:
Operating salaries and benefits	272,923	266,015
Self-insurance for workers’ compensation and general and
professional liability insurance	15,267	14,461
Operating administrative expenses	13,476	13,301
Other operating costs	98,986	95,094
Center rent expense	37,014	18,805
General and administrative expenses	14,952	15,157
Depreciation and amortization	7,762	12,462
Provision for losses on accounts receivable	4,709	4,916
Interest, net of interest income of $82 and $73, respectively	4,855	11,689
Transaction costs	-	2,248
Integration costs	167	-
Total costs and expenses	470,111	454,148

Income before income taxes and discontinued operations	17,563	17,760
Income tax expense	7,201	7,135
Income from continuing operations	10,362	10,625

Loss from discontinued operations, net of related taxes	(416)	(652)

Net income	$9,946	$9,973

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.40	$0.72
Loss from discontinued operations, net	(0.02)	(0.04)
Net income	$0.38	$0.68

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.40	$0.71
Loss from discontinued operations, net	(0.02)	(0.04)
Net income	$0.38	$0.67

Weighted average number of common and common
equivalent shares outstanding:
Basic	26,146	14,744
Diluted	26,187	14,863

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)
(in thousands, except per share data)

	For the
	Six Months Ended
	June 30, 2011	June 30, 2010

Total net revenues	$971,571	$942,323
Costs and expenses:
Operating salaries and benefits	545,025	531,104
Self-insurance for workers’ compensation and general and
professional liability insurance	30,529	28,901
Operating administrative expenses	26,756	25,589
Other operating costs	197,577	191,746
Center rent expense	73,926	37,352
General and administrative expenses	30,331	30,424
Depreciation and amortization	15,341	24,810
Provision for losses on accounts receivable	10,044	10,712
Interest, net of interest income of $141 and $163, respectively	9,854	23,578
Transaction costs	-	2,248
Integration costs	303	-
Total costs and expenses	939,686	906,464

Income before income taxes and discontinued operations	31,885	35,859
Income tax expense	13,073	14,431
Income from continuing operations	18,812	21,428

Loss from discontinued operations, net of related taxes	(754)	(1,257)

Net income	$18,058	$20,171

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.73	$1.46
Loss from discontinued operations, net	(0.03)	(0.09)
Net income	$0.70	$1.37

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.72	$1.45
Loss from discontinued operations, net	(0.02)	(0.09)
Net income	$0.70	$1.36

Weighted average number of common and common
equivalent shares outstanding:
Basic	25,899	14,706
Diluted	25,967	14,821

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$9,946	$9,973	$18,058	$20,171
Adjustments to reconcile net income to net cash provided by
operating activities, including discontinued operations:
Depreciation and amortization	7,863	12,561	15,544	25,007
Amortization of favorable and unfavorable lease intangibles	(490)	(474)	(974)	(948)
Provision for losses on accounts receivable	4,860	5,125	10,504	11,139
Stock-based compensation expense	1,352	1,694	2,801	3,087
Deferred taxes	7,944	6,755	9,976	11,691
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,185)	(4,871)	(12,578)	(11,193)
Restricted cash	18	3,427	(1,928)	2,271
Prepaid expenses and other assets	439	(1,670)	190	2,613
Accounts payable	(1,582)	7,140	(3,501)	1,281
Accrued compensation and benefits	(4,018)	(4,362)	(580)	4,062
Accrued self-insurance obligations	(2,569)	2,805	(3,912)	4,842
Income taxes payable	(478)	(290)	-	338
Other accrued liabilities	(216)	(2,457)	(946)	13
Other long-term liabilities	(492)	(4,144)	(1,218)	(5,099)
Net cash provided by operating activities	15,392	31,212	31,436	69,275

Cash flows from investing activities:
Capital expenditures	(9,319)	(10,656)	(18,156)	(27,714)
Acquisitions, net of cash acquired	(356)	-	(356)	-
Net cash used for investing activities	(9,675)	(10,656)	(18,512)	(27,714)

Cash flows from financing activities:
Principal repayments of long-term debt and capital lease obligations	(2,800)	(16,036)	(5,598)	(36,976)
Payment to non-controlling interest	-	-	-	(2,025)
Distribution to non-controlling interest	-	-	-	(69)
Net cash used for financing activities	(2,800)	(16,036)	(5,598)	(39,070)

Net increase in cash and cash equivalents	2,917	4,520	7,326	2,491
Cash and cash equivalents at beginning of period	85,572	102,454	81,163	104,483
Cash and cash equivalents at end of period	$88,489	$106,974	88,489	106,974

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 199 healthcare centers in 25 states as of June 30, 2011.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at June 30, 2011, and our consolidated results of operations and cash flows for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

Recent Accounting Pronouncements

The Emerging Issues Task Force of the FASB issued an Accounting Standards Update in August 2010 regarding the balance sheet presentation of medical malpractice claims and similar contingent liabilities and related insurance recoveries.  The updated guidance requires the insurance recovery receivable to be presented as a gross asset instead of netting it against the related liability.  The updated presentation was effective for us on January 1, 2011, is reflected in the accompanying consolidated balance sheet and has resulted in the reclassification of anticipated insurance recoverables to assets as of January 1, 2011 of $2.1 million and $28.1 million for general and professional liabilities and workers’ compensation liabilities, respectively.  There was no impact on our accumulated deficit due to adoption of this new standard.  See the Insurance portion of Note 5 – “Commitments and Contingencies” for additional information.

The FASB issued an Accounting Standards Update in June 2011 regarding the presentation of comprehensive income within financial statements.  GAAP now requires that comprehensive income and its components of net income and other comprehensive income be presented in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements.  This new guidance will be effective for us beginning with our March 31, 2012 interim reporting with retrospective presentation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2011 financial statement presentation.  We have reclassified the results of operations of the nurse practitioner services group and one skilled nursing center of our Inpatient Services segment (see Note 4 – “Discontinued Operations”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

(2)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	June 30, 2011	December 31, 2010

Revolving loans	$-	$-
Mortgage notes payable due at various dates through 2042, interest at rates from 6.7% to 8.5%, collateralized by real property with
carrying values totaling $6.5 million	7,605	7,979
Term loans	142,456	147,492
Capital leases	488	509
Total long-term obligations	150,549	155,980
Less amounts due within one year	(11,099)	(11,050)
Long-term obligations, net of current portion	$139,450	$144,930

The scheduled or expected maturities of long-term obligations as of June 30, 2011, were as follows (in thousands):

For the twelve months ending June 30:

2012	$11,099
2013	11,013
2014	10,982
2015	10,063
2016	10,067
Thereafter	97,325
$150,549

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

The fair values of our hedging agreements as presented in the consolidated balance sheets are as follows (in thousands):

Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate hedging agreements	Other Long-Term Liabilities	$1,030	N/A	$-

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended June 30 is as follows (in thousands):

			Gain Reclassified from Accumulated
	Amount of (Loss)/Gain in		Other Comprehensive Income
	Other Comprehensive (Loss)/Income		to Income (ineffective portion)
	2011	2010	2011	2010
Derivatives designated as cash
flow hedges:
Interest rate hedging agreements	$(651)	$374	$-	$-

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the six months ended June 30 is as follows (in thousands):

			Gain Reclassified from Accumulated
	Amount of (Loss)/Gain in		Other Comprehensive Income
	Other Comprehensive (Loss)/Income		to Income (ineffective portion)
	2011	2010	2011	2010
Derivatives designated as cash
flow hedges:
Interest rate hedging agreements	$(618)	$305	$-	$-

The amounts stated above for (loss)/gain from changes in the fair value of our hedging agreements are our only sources of other comprehensive (loss)/income, resulting in comprehensive income of $9.3 million and $17.4 million for the three and six months ended June 30, 2011, respectively.  Comprehensive income for the three and six months ended June 30, 2010 was $11.0 million and $22.2 million, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$88,489	$88,489	$81,163	$81,163
Restricted cash	$17,607	$17,607	$15,679	$15,679
Long-term debt and capital lease obligations,
including current portion	$150,549	$150,526	$155,980	$156,084
Interest rate hedging agreements	$1,030	$1,030	$-	$-

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At June 30, 2011 and December 31, 2010, the fair value of our long-term debt, including current maturities, and our interest rate hedging agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of June 30, 2011 and December 31, 2010, respectively (in thousands):

June 30, 2011
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Interest rate hedging agreements – liability	$1,030	$-	$1,030

December 31, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Restricted cash – money market funds	$1,465	$1,465	$-

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
(4) Discontinued Operations

The results of operations of assets to be disposed of, disposed assets and the losses related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated income statements as their operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after their disposal.

During the six months ended June 30, 2011, we developed plans to dispose of a Maryland skilled nursing center in our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP. The subsequent disposition, which was effective on August 1, 2011, resulted in cash proceeds to us of $1.8 million, net of the payoff of the $5.2 million mortgage payable for the center.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Inpatient			Inpatient
	Services	Other	Total	Services	Other	Total

Net operating revenues	$2,434	$-	$2,434	$2,737	$-	$2,737

Loss from discontinued operations, net (1)	$(407)	$(9)	$(416)	$(613)	$(39)	$(652)
(1) Net of related tax benefit of $289 and $205, respectively

	For the Six Months Ended
	June 30, 2011			June 30, 2010
	Inpatient			Inpatient
	Services	Other	Total	Services	Other	Total

Net operating revenues	$4,990	$-	$4,990	$5,576	$-	$5,576

Loss from discontinued operations, net (1)	$(736)	$(18)	$(754)	$(1,206)	$(51)	$(1,257)
(1) Net of related tax benefit of $524 and $414, respectively

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Activity in our professional liability and workers’ compensation self-insurance reserves as of and for the periods ended June 30, 2011 and 2010 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2010	$94,930	$67,506	$162,436
Current year provision, continuing operations	7,341	7,100	14,441
Current year provision, discontinued operations	43	54	97
Claims paid, continuing operations	(4,219)	(4,555)	(8,774)
Claims paid, discontinued operations	(563)	(633)	(1,196)
Amounts paid for administrative services and other	(850)	(1,696)	(2,546)
Balance as of March 31, 2010	$96,682	$67,776	$164,458

Current year provision, continuing operations	7,339	7,122	14,461
Current year provision, discontinued operations	43	54	97
Claims paid, continuing operations	(3,605)	(3,906)	(7,511)
Claims paid, discontinued operations	(1,553)	(690)	(2,242)
Amounts paid for administrative services and other	(724)	(1,620)	(2,344)
Balance as of June 30, 2010	$98,183	$68,737	$166,919

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2011
	Professional	Workers’		Professional	Workers’
	Liability	Compensation	Total	Liability	Compensation	Total

Gross balance, beginning of period	$110,742	$97,775	$208,517	$113,971	$96,585	$210,556
Less: anticipated insurance recoveries	(2,100)	(28,100)	(30,200)	(2,100)	(28,100)	(30,200)
Net balance, beginning of period	$108,642	$69,675	$178,317	$111,871	$68,485	$180,356

Current year provision, continuing
operations	8,767	6,500	15,267	16,133	14,396	30,529
Current year provision, discontinued
operations	90	75	165	165	146	311
Claims paid, continuing operations	(9,416)	(4,206)	(13,622)	(18,944)	(8,907)	(27,851)
Claims paid, discontinued operations	(241)	(340)	(581)	(574)	(672)	(1,246)
Amounts paid for administrative
services and other	(800)	(1,668)	(2,468)	(1,609)	(3,412)	(5,021)

Net balance, end of period	$107,042	$70,036	$177,078	$107,042	$70,036	$177,078
Plus: anticipated insurance recoveries	2,273	26,150	28,423	2,273	26,150	28,423
Gross balance, end of period	$109,315	$96,186	$205,501	$109,315	$96,186	$205,501

The anticipated insurance recoveries relate primarily to our workers’ compensation programs associated with policy years 1996 through 2001 where the claim losses have exceeded the policies' aggregate retention limits. Obligations above these retention limits are covered by our excess insurance carriers, which all have carrier ratings of at least “A,” “XIV” or better.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at June 30, 2011 and December 31, 2010 is as indicated below (in thousands):

	June 30, 2011				December 31, 2010
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets:				|
Restricted cash (1)				|
Current	$6,017	$10,389	$16,406	|	$3,659	$10,864	$14,523
Non-current	-	-	-	|	-	-	-
	$6,017	$10,389	$16,406	|	$3,659	$10,864	$14,523
				|
Anticipated insurance recoveries (2)				|
Current	$573	$3,750	$4,323	|	$-	$-	$-
Non-current	1,700	22,400	24,100	|	-	-	-
	$2,273	$26,150	$28,423	|	$-	$-	$-
				|
Total Assets	$8,290	$36,539	$44,829	|	$3,659	$10,864	$14,523

Liabilities (3)(4):				|
Self-insurance liabilities				|
Current	$29,689	$24,554	$54,243	|	$25,942	$21,009	$46,951
Non-current	79,626	71,632	151,258	|	85,929	47,476	133,405
Total Liabilities	$109,315	$96,186	$205,501	|	$111,871	$68,485	$180,356

(1)
Total restricted cash includes cash collateral deposits and other cash held by third parties.  Total restricted cash above excludes $1,201 and $1,156 at June 30, 2011 and December 31, 2010, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)	Anticipated insurance recovery assets are presented as Other Assets (both current and long-term) in our consolidated balance sheet.

(3)	Total self-insurance liabilities above exclude $6,390 and $5,142 at June 30, 2011 and December 31, 2010, respectively, related to our employee health insurance liabilities.

(4)
Total self-insurance liabilities for workers’ compensation claims are collateralized, in addition to the restricted cash, by letters of credit of $58,077 as of June 30, 2011 and $59,066 as of December 31, 2010.

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

(6)  Income Taxes

The provision for income taxes of $7.2 million and $13.1 million for the three and six months ended June 30, 2011, respectively, results in an effective rate of approximately 41%.  The provision for income taxes of $7.1 million and $14.4 million for the three and six months ended June 30, 2010 resulted in an effective tax rate of approximately 40%.  The rates for 2011 and 2010 differ from the statutory tax rate of 35% primarily due to state taxes.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $18.1 million at June 30, 2011 and December 31, 2010 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

After consideration of the November 2010 restructuring of our former parent company, which, among other matters resulted in Sabra Health Care REIT, Inc. holding substantially all of our former parent’s owned real property, and utilization of NOL carryforwards through 2010, the Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $7.4 million. Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, we estimate there is approximately $64.5 million of NOLs which can be used to offset U.S. taxable income in 2011.  Considering annual IRC Section 382 limitations and built-in gains, we estimate a total of approximately $169.6 million of utilizable NOL carryforwards to offset taxable income in 2011 and future years.

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

As of and for the
Three Months Ended
June 30, 2011
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$435,683	$29,979	$21,998	$14	$-	$487,674

Intersegment revenues	-	33,225	699	-	(33,924)	-

Total net revenues	435,683	63,204	22,697	14	(33,924)	487,674

Operating salaries and benefits	202,288	53,494	17,141	-	-	272,923

Self-insurance for workers’
compensation and general and
professional liability insurance	14,206	642	352	67	-	15,267

Other operating costs	127,671	2,540	2,699	-	(33,924)	98,986

General and administrative expenses(1)	10,435	2,431	609	14,953	-	28,428

Provision for losses on
accounts receivable	4,316	316	77	-	-	4,709

Segment operating income (loss)	$76,767	$3,781	$1,819	$(15,006)	$-	$67,361

Center rent expense	36,717	127	170	-	-	37,014

Depreciation and amortization	6,487	227	187	861	-	7,762

Interest, net	(30)	-	-	4,885	-	4,855

Net segment income (loss)	$33,593	$3,427	$1,462	$(20,752)	$-	$17,730

Identifiable segment assets	$712,120	$16,490	$19,571	$343,511	$20,864	$1,112,556

Goodwill	$343,648	$75	$4,533	$-	$-	$348,256

Segment capital expenditures	$7,869	$224	$19	$1,207	$-	$9,319

______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, integration costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before integration costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
June 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$419,010	$30,017	$22,875	$6	$-	$471,908

Intersegment revenues	-	21,034	496	-	(21,530)	-

Total net revenues	419,010	51,051	23,371	6	(21,530)	471,908

Operating salaries and benefits	206,890	42,109	17,016	-	-	266,015

Self-insurance for workers’
compensation and general and
professional liability insurance	13,642	435	323	61	-	14,461

Other operating costs	111,266	2,177	3,181	-	(21,530)	95,094

General and administrative expenses(1)	10,652	1,966	682	15,158	-	28,458

Provision for losses on
accounts receivable	4,768	166	(18)	-	-	4,916

Segment operating income (loss)	$71,792	$4,198	$2,187	$(15,213)	$-	$62,964

Center rent expense	18,484	118	203	-	-	18,805

Depreciation and amortization	11,319	159	182	802	-	12,462

Interest, net	2,619	-	-	9,070	-	11,689

Net segment income (loss)	$39,370	$3,921	$1,802	$(25,085)	$-	$20,008

Identifiable segment assets	$1,177,034	$14,746	$20,546	$308,972	$20,895	$1,542,192

Goodwill	$332,140	$75	$4,533	$1,616	$-	$338,364

Segment capital expenditures	$10,329	$129	$35	$163	$-	$10,656

______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, transaction costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2011
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$867,160	$60,076	$44,314	$21	$-	$971,571

Intersegment revenues	-	65,920	1,321	-	(67,241)	-

Total net revenues	867,160	125,996	45,635	21	(67,241)	971,571

Operating salaries and benefits	402,839	107,628	34,558	-	-	545,025

Self-insurance for workers’
compensation and general and
professional liability insurance	28,410	1,285	699	135	-	30,529

Other operating costs	254,551	4,708	5,559	-	(67,241)	197,577

General and administrative expenses(1)	20,661	4,829	1,264	30,333	-	57,087

Provision for losses on
accounts receivable	9,428	640	(24)	-	-	10,044

Segment operating income (loss)	$151,271	$6,906	$3,579	$(30,447)	$-	$131,309

Center rent expense	73,329	254	343	-	-	73,926

Depreciation and amortization	12,824	453	374	1,690	-	15,341

Interest, net	(36)	-	1	9,889	-	9,854

Net segment income (loss)	$65,154	$6,199	$2,861	$(42,026)	$-	$32,188

Identifiable segment assets	$712,120	$16,490	$19,571	$343,511	$20,864	$1,112,556

Goodwill	$343,648	$75	$4,533	$-	$-	$348,256

Segment capital expenditures	$14,376	$953	$72	$2,755	$-	$18,156

______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, integration costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before integration costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$836,697	$59,381	$46,231	$14	$-	$942,323

Intersegment revenues	-	42,187	640	-	(42,827)	-

Total net revenues	836,697	101,568	46,871	14	(42,827)	942,323

Operating salaries and benefits	413,114	83,810	34,180	-	-	531,104

Self-insurance for workers’
compensation and general and
professional liability insurance	27,285	864	630	122	-	28,901

Other operating costs	223,929	3,995	6,649	-	(42,827)	191,746

General and administrative expenses(1)	20,131	4,126	1,332	30,424	-	56,013

Provision for losses on
accounts receivable	10,264	425	23	-	-	10,712

Segment operating income (loss)	$141,974	$8,348	$4,057	$(30,532)	$-	$123,847

Center rent expense	36,699	240	413	-	-	37,352

Depreciation and amortization	22,501	311	362	1,636	-	24,810

Interest, net	5,343	-	(1)	18,236	-	23,578

Net segment income (loss)	$77,431	$7,797	$3,283	$(50,404)	$-	$38,107

Identifiable segment assets	$1,177,034	$14,746	$20,546	$308,972	$20,895	$1,542,192

Goodwill	$332,140	$75	$4,533	$1,616	$-	$338,364

Segment capital expenditures	$25,871	$330	$149	$1,364	$-	$27,714

______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, transaction costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	June 30,
	2011	2010

Net segment income	$17,730	$20,008
Transaction costs	-	2,248
Integration costs	167	-
Consolidated income before income taxes and
discontinued operations	$17,563	$17,760

	For the Six Months Ended
	June 30,
	2011	2010

Net segment income	$32,188	$38,107
Transaction costs	-	2,248
Integration costs	303	-
Consolidated income before income taxes and
discontinued operations	$31,885	$35,859

(8)  Subsequent Events

On July 29, 2011, the Centers for Medicare and Medicaid Services ("CMS") released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commences on October 1, 2011.  In the final rule, CMS adjusted Medicare payment rates to correct what it perceives is a lack of parity between RUGs III and RUGs IV.   CMS created the RUGs IV system to be budget neutral, but its analysis of billing data from the first eight months of implementation, October 1, 2010 to May 31, 2011, indicated that the RUGs IV system reimburses at a higher level overall than the RUGs III system.  CMS calculated that the aggregate increase in payments was 12.6%.  After the application of the market basket increase of 2.7% and the productivity adjustment of 1.0%, the net decrease in rates is 11.1%.  The final rule also contains technical changes related to group therapy and Minimum Data Set 3.0 scheduling that may impact the categorization of patients and related payment rates.  CMS has not estimated the impact related to these changes.  We are evaluating the potential net impact of the CMS final rule on our operations (principally the Inpatient Services business) as well as on our financial position, future earnings and corresponding cash flows, which could result in an impairment of our existing goodwill balance.

In addition, we are currently in discussion with the staff of the Securities and Exchange Commission  regarding the determination of our operating segments.  We believe that our determination of our operating segments under GAAP is appropriate. However, it is possible that the outcome of this discussion could require us to change how we define and disclose our operating segments. It is also possible that a change in how we define our operating segments would impact our reporting units which may impact any goodwill impairment testing and potentially result in a noncash goodwill impairment charge of up to $348 million (which represents our entire goodwill balance) on a pre-tax basis. This potential noncash goodwill impairment charge, if any, would not impact our operating cash flows as it is noncash in nature.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers with 22,898 licensed beds located in 25 states as of June 30, 2011. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 were signed into law. The combined laws create the Affordable Care Act (the “ACA”).  Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. We cannot predict the effect these laws or any future legislation or regulation will have on our future operations, including future reimbursement rates and occupancy in our inpatient facilities.

2010 Restructuring

In November 2010, our former parent, Sun Healthcare Group, Inc. (“Old Sun”) completed a restructuring of its business by separating its real estate assets and its operating assets into two separate publicly traded companies.  The restructuring consisted of certain key transactions including a reorganization, through a series of internal corporate restructurings, such that (i) substantially all of Old Sun’s owned real property and related mortgage indebtedness owed to third parties were transferred to or assumed by Sabra Health Care REIT, Inc. (“Sabra”), a Maryland corporation and a wholly-owned subsidiary of Old Sun, or one or more subsidiaries of Sabra, and (ii) all of Old Sun’s operations and other assets and liabilities were transferred to or assumed by SHG Services, Inc., a Delaware corporation and a wholly-owned subsidiary of Old Sun (“New Sun”), or one or more subsidiaries of New Sun.

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

For accounting purposes, the historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun after the distribution on November 15, 2010. In this Form 10-Q, we discuss financial and other data of both Old Sun and of New Sun because New Sun has continued the business of Old Sun and is the successor issuer to Old Sun for purposes of the Securities Exchange of 1934, as amended (the “Exchange Act”).   References to ‘we’, ‘us’ ‘our’ and the ‘Company’ refer to Old Sun and New Sun and their businesses.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Revenues from Medicare, Medicaid and Other Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third party payors and healthcare centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid, and pressures on federal and state budgets resulting from the current economic conditions in the United States may intensify these efforts. This focus has not been limited to skilled nursing centers, but includes specialty services provided by us, such as skilled therapy services, to third parties. We cannot at this time predict the extent to which proposals limiting federal or state expenditures will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Six Months Ended
Sources of Revenues	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010

Consolidated:
Medicaid	$186,482	38.2%	$188,903	40.0%	$371,161	38.2%	$376,209	39.9%
Medicare	160,078	32.8	140,717	29.8	317,699	32.7	282,240	30.0
Private pay and other	116,207	23.9	118,348	25.1	233,336	24.0	235,540	25.0
Managed care and
commercial insurance	24,907	5.1	23,940	5.1	49,375	5.1	48,334	5.1
Total	$487,674	100.0%	$471,908	100.0%	$971,571	100.0%	$942,323	100.0%

Inpatient Only:
Medicaid	$186,461	42.8%	$188,875	45.1%	$371,089	42.8%	$376,145	45.0%
Medicare	155,595	35.7	136,000	32.5	308,573	35.6	273,065	32.6
Private pay and other	69,007	15.8	70,490	16.8	138,679	16.0	139,729	16.7
Managed care and
commercial insurance	24,620	5.7	23,645	5.6	48,819	5.6	47,758	5.7
Total	$435,683	100.0%	$419,010	100.0%	$867,160	100.0%	$836,697	100.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System (“PPS”) as defined by the Balanced Budget Act of 1997 and subsequent revisions, the most recent of which was effective October 1, 2010. PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward. The amount to be paid is determined by classifying each patient into one of 53 Resource Utilization Group  (“RUGs”) categories prior to October 1, 2010 (these 53 RUGs categories are referred to collectively as “RUGs III”) and 66 RUGs categories after October 1, 2010 (these 66 RUGs categories are referred to collectively as “RUGs IV”).  Each RUGs level represents the level of services required to treat the patient’s condition or level of acuity.

Under the RUGs III system, the Centers for Medicare and Medicaid Services ("CMS") considered some services that were delivered in the hospital when determining the payment category, referred to as the “lookback.”  Under the RUGs IV system, CMS eliminated this consideration.   The RUGs III system also reimbursed for therapy service delivered concurrently, in a group or individually at the same rate.  The RUGs IV system changes maintain the same reimbursement methodology for group and individual therapy, but will only consider concurrent therapy if it is delivered to two patients and divides the services between the two patients that receive the services.

Changes were also made in the qualifications required to qualify for each RUGs level and additional levels were added to provider further refinement.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
$519.04	$464.04	$519.97	$465.02

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

On July 29, 2011, CMS released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commences on October 1, 2011.  In the final rule, CMS adjusted Medicare payment rates to correct what it perceives is a lack of parity between RUGs III and RUGs IV.   CMS created the RUGs IV system to be budget neutral, but its analysis of billing data from the first eight months of implementation, October 1, 2010 to May 31, 2011, indicated that the RUGs IV system reimburses at a higher level overall than the RUGs III system.  CMS calculated that the aggregate increase in payments was 12.6%.  After the application of the market basket increase of 2.7% and the productivity adjustment of 1.0%, the net decrease in rates is 11.1%. While we are still estimating the net impact of the final rule on our operations, we believe that we can mitigate a portion of that impact without affecting the quality of our patient care.

        The final rule also contains technical changes related to group therapy and Minimum Data Set 3.0 scheduling that may impact the categorization of patients and related payment rates.  CMS has not estimated the impact related to these changes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

On April 29, 2011, CMS released its proposed rule for hospice providers for the 2012 federal fiscal year, which commences on October 1, 2011.   This proposal contained an estimated market basket increase of 2.8%, which is reduced by 0.8% as a result of the phase out of the wage index budget neutrality factor.  We estimate the average increase in hospice payments for the federal fiscal year 2012 will be 2.3%.  CMS also applied wage index updates.  We expect to experience an increase of 1.9% in hospice revenues per quarter.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
$174.00	$173.03	$173.13	$172.81

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
$159.15	$159.62	$158.38	$159.35

The State of California has instituted a holdback of 10% on Medicaid payments to providers.  The reimbursement rates remain unchanged, but 10% of payment for dates of service from June 1, 2011 to June 30, 2012 will be retained by the state.  Legislation requires that the funds be repaid no later than December 31, 2012.  Implementation requires that CMS approve a State Plan Amendment.

Managed Care and Insurance

During the three months ended June 30, 2011, we received 5.1% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
$376.97	$367.37	$372.20	$365.58

Private Payors, Veterans and Other

During the three months ended June 30, 2011, we received 23.9% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Six Months Ended
June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
$189.55	$188.79	$193.05	$189.19

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

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total net revenues	$487,674	$471,908	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	272,923	266,015	56.0	56.4
Self-insurance for workers’ compensation and
general and professional liabilities	15,267	14,461	3.1	3.1
Other operating costs (1)	112,462	108,395	23.1	23.0
Center rent expense	37,014	18,805	7.6	4.0
General and administrative expenses	14,952	15,157	3.1	3.2
Depreciation and amortization	7,762	12,462	1.6	2.6
Provision for losses on accounts receivable	4,709	4,916	1.0	1.0
Interest, net	4,855	11,689	1.0	2.5
Other	167	2,248	-	0.5
Income before income taxes and discontinued
operations	17,563	17,760	3.6	3.8
Income tax expense	7,201	7,135	1.5	1.5
Income from continuing operations	10,362	10,625	2.1	2.3
Loss from discontinued operations, net	(416)	(652)	(0.1)	(0.1)
Net income	$9,946	$9,973	2.0%	2.2%

Supplemental Financial Information (2):
EBITDA	$30,180	$41,911	6.2%	8.9%
Adjusted EBITDA	$30,347	$41,911	6.2%	8.9%
Adjusted EBITDAR	$67,361	$60,716	13.8%	12.9%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Six	For the Six	As a Percentage of Net Revenues
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total net revenues	$971,571	$942,323	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	545,025	531,104	56.1	56.4
Self-insurance for workers’ compensation and
general and professional liabilities	30,529	28,901	3.1	3.1
Other operating costs (1)	224,333	217,335	23.1	23.1
Center rent expense	73,926	37,352	7.6	4.0
General and administrative expenses	30,331	30,424	3.1	3.2
Depreciation and amortization	15,341	24,810	1.6	2.6
Provision for losses on accounts receivable	10,044	10,712	1.0	1.1
Interest, net	9,854	23,578	1.0	2.5
Other	303	2,248	-	0.2
Income before income taxes and discontinued
operations	31,885	35,859	3.3	3.8
Income tax expense	13,073	14,431	1.3	1.5
Income from continuing operations	18,812	21,428	2.0	2.3
Loss from discontinued operations, net	(754)	(1,257)	(0.1)	(0.1)
Net income	$18,058	$20,171	1.9%	2.2%

Supplemental Financial Information (2):
EBITDA	$57,080	$84,247	5.9%	8.9%
Adjusted EBITDA	$57,383	$84,247	5.9%	8.9%
Adjusted EBITDAR	$131,309	$121,599	13.5%	12.9%

(1) Operating administrative expenses are included in “other operating costs” above.

(2) We define EBITDA as net income before loss from discontinued operations, interest expense (net of interest income), income tax expense, depreciation and amortization.  EBITDA margin is EBITDA as a percentage of revenue.  Adjusted EBITDA is EBITDA adjusted for integration costs.  Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.  Adjusted EBITDAR is Adjusted EBITDA before center rent expense.  Adjusted EBITDAR margin is Adjusted EBITDAR as a percentage of revenue.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table provides a reconciliation of our net income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$9,946	$9,973	$18,058	$20,171

Plus:
Loss from discontinued operations, net	416	652	754	1,257
Income tax expense	7,201	7,135	13,073	14,431
Interest expense, net	4,855	11,689	9,854	23,578
Depreciation and amortization	7,762	12,462	15,341	24,810
EBITDA	$30,180	$41,911	$57,080	$84,247

Plus:
Integration costs	167	-	303	-
Adjusted EBITDA	$30,347	$41,911	$57,383	$84,247

Plus:
Center rent expense	37,014	18,805	73,926	37,352
Adjusted EBITDAR	$67,361	$60,716	$131,309	$121,599

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010” is based, in part, on the financial information presented in Note 7 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $15.8 million, or 3.3%, to $487.7 million for the three months ended June 30, 2011 from $471.9 million for the three months ended June 30, 2010.  We reported net income for the three month periods ended June 30, 2011 and 2010 of $9.9 million and $10.0 million, respectively.

The increase in net revenues for the 2011 period included $16.7 million of additional revenue in our Inpatient Services segment primarily due to higher Medicare revenue driven by increased Medicare Part A rates, plus the December 2010 acquisition of a hospice company.  These increases were partially offset by a $0.9 million decrease in nonaffiliated revenue from our Medical Staffing segment, mainly due to a decrease in billable therapy and pharmacy hours.

Operating salaries and benefits increased $6.9 million, or 2.6%, to $272.9 million (56.0% of net revenues) for the three months ended June 30, 2011 from $266.0 million (56.4% of net revenues) for the three months ended June 30, 2010.  The increase resulted primarily from increased wage rates and benefits in all segments to remain competitive in local markets. Additionally, costs increased in our Inpatient Services segment due to the acquisition of a hospice company in December 2010 and in our Rehabilitation Therapy Services segment due to an increased nonaffiliated service volume.

Self-insurance for workers’ compensation and general and professional liability insurance increased $0.8 million, or 5.5%, to $15.3 million (3.1% of net revenues) for the three months ended June 30, 2011 from $14.5 million (3.1% of net revenues) for the three months ended June 30, 2010, primarily due to increased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $4.1 million, or 3.8%, to $112.5 million (23.1% of net revenues) for the three months ended June 30, 2011 from $108.4 million (23.0% of net revenues) for the three months ended June 30, 2010.  The increase was primarily due to increases in purchased services, supplies and provider taxes.

Center rent expense increased $18.2 million, or 96.8%, to $37.0 million (7.6% of net revenues) for the three months ended June 30, 2011 from $18.8 million (4.0% of net revenues) for the three months ended June 30, 2010.  The increase is primarily attributable to the new lease agreements entered into with Sabra in conjunction with the Separation.

General and administrative expenses decreased $0.2 million, or 1.3%, to $15.0 million (3.1% of net revenues) for the three months ended June 30, 2011 from $15.2 million (3.2% of net revenues) for the three months ended June 30, 2010.  The decrease was primarily due to decreased professional fees.

Depreciation and amortization decreased $4.7 million, or 37.6%, to $7.8 million (1.6% of net revenues) for the three months ended June 30, 2011 from $12.5 million (2.6% of net revenues) for the three months ended June 30, 2010.  The decrease was attributable to the transfer of assets in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.2 million, or 4.1%, to $4.7 million (1.0% of net revenues) for the three months ended June 30, 2011 from $4.9 million (1.0% of net revenues) for the three months ended June 30, 2010.  The decrease resulted from improving cash collections trends, which improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.

Net interest expense decreased $6.8 million, or 58.1%, to $4.9 million (1.0% of net revenues) for the three months ended June 30, 2011 from $11.7 million (2.5% of net revenues) for the three months ended June 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended June 30 (dollars in thousands):

	2011		2010

Inpatient Services	$435,683	89.3%	$419,010	88.8%
Rehabilitation Therapy Services	63,204	13.0	51,051	10.8
Medical Staffing Services	22,697	4.7	23,371	5.0
Corporate	14	-	6	-
Intersegment Eliminations	(33,924)	(7.0)	(21,530)	(4.6)

Total net revenues	$487,674	100.0%	$471,908	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended June 30 (in thousands):

	2011	2010

Rehabilitation Therapy Services	$33,225	$21,034
Medical Staffing Services	699	496
Total intersegment revenue	$33,924	$21,530

The following table sets forth the amount of net segment income for the three months ended June 30 (in thousands):

	2011	2010

Inpatient Services	$33,593	$39,370
Rehabilitation Therapy Services	3,427	3,921
Medical Staffing Services	1,462	1,802
Net segment income before Corporate	38,482	45,093
Corporate	(20,752)	(25,085)
Net segment income	$17,730	$20,008

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, transaction costs, integration costs, loss on sale of assets and discontinued operations. Net segment income for the three months ended June 30, 2011 for (1) our Inpatient Services segment decreased $5.8 million, or 14.7%, to $33.6 million, (2) our Rehabilitation Therapy Services segment decreased $0.5 million, or 12.6%, to $3.4 million and (3) our Medical Staffing Services segment decreased $ 0.3 million, or 18.9%, to $1.5 million in comparison to the three months ended June 30, 2010, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Net revenues increased $16.7 million, or 4.0%, to $435.7 million for the three months ended June 30, 2011 from $419.0 million for the three months ended June 30, 2010.  The increase was primarily the result of:

-
a $17.2 million increase in Medicare revenues as a result of a $13.8 million increase in revenues from higher Medicare Part A rates, a $3.7 million increase due to an increased customer base, offset in part by a $0.3 million decrease in Medicare Part B revenues;

-	a $3.5 million increase in hospice revenues due to internal growth and an acquisition of a hospice company in December 2010;

-	a $1.2 million increase in managed care and commercial insurance revenues driven primarily by improved rates; and

-	a $0.8 million increase in other revenue including from veterans’ coverage and other various inpatient services;

Offset in part by:

-	a $2.8 million decrease due to closure of operations in 2010 and 2011;
-	a $1.9 million decrease in private revenues primarily due to a lower customer base; and
-	a $1.3 million decrease in Medicaid revenues consisting of $1.9 million from a decrease in customer base, offset in part by a $0.6 million increase related to higher rates.

Operating salaries and benefits expenses decreased $4.6 million, or 2.2%, to $202.3 million for the three months ended June 30, 2011 from $206.9 million for the three months ended June 30, 2010.  The decrease was attributable to the following:

-	a decrease of $6.9 million in therapist salaries due to their transfer from our Inpatient Services segment to our Rehabilitation Services segment;

Offset in part by:

-	an increase in salaries and related benefits of $1.5 million related to an acquisition of a hospice company in December 2010; and

-	increases in compensation and related benefits and taxes of $0.8 million to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance increased $0.6 million, or 4.2%, to $14.2 million for the three months ended June 30, 2011 as compared to $13.6 million for the three months ended June 30, 2010, which was driven by increased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $16.4 million, or 14.7%, to $127.7 million for the three months ended June 30, 2011 from $111.3 million for the three months ended June 30, 2010.  The increase was attributable to the following:

-
an $11.9 million increase in contract labor resulting from use of therapists in our Rehabilitation Therapy Services segment who were formerly employed by our Inpatient Services segment plus an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $1.5 million increase in purchased services primarily related to outsourced housekeeping contracts;

-	a $1.5 million increase in other supplies, principally food and oxygen;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $1.3 million increase in provider taxes due to increased provider tax rates from a number of states in which we operate;

-	a $0.9 million increase in utility costs; and

-	a $0.7 million increase in legal fees;

Offset in part by:

-	a $0.7 million decrease in administrative costs to manage the therapists that transferred to our Rehabilitation Therapy Services segment;

-	a $0.4 million decrease in training and recruitment costs; and

-	a $0.3 million decrease in meeting and conference expenses.

Operating administrative expenses decreased $0.3 million, or 2.8%, to $10.4 million for the three months ended June 30, 2011 compared to $10.7 million for the three months ended June 30, 2010, primarily due to lower salaries and benefits expense.

Center rent expense increased $18.2 million, or 98.4%, to $36.7 million for the three months ended June 30, 2011 from $18.5 million for the three months ended June 30, 2010.  The increase is attributable to the new lease agreements entered into with Sabra in conjunction with the Separation and other negotiated rent increases.

Depreciation and amortization decreased $4.8 million, or 42.5%, to $6.5 million for the three months ended June 30, 2011 from $11.3 million for the three months ended June 30, 2010.  The decrease was attributable to the transfer of assets in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.5 million, or 10.4%, to $4.3 million for the three months ended June 30, 2011 from $4.8 million for the three months ended June 30, 2010.  The decreased expense is due to improving cash collections trends.

Net interest expense decreased $2.6 million, or 100.0%, for the three months ended June 30, 2011 from $2.6 million for the three months ended June 30, 2010.  The decrease is the result of the transfer of mortgages for previously owned centers to Sabra in conjunction with the Separation.  Our remaining owned centers have no debt.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $12.1 million, or 23.7%, to $63.2 million for the three months ended June 30, 2011 from $51.1 million for the three months ended June 30, 2010. The revenue increase was the result of an increase of $12.1 million attributable to increased billable minutes, due to the addition of 55 new contracts (net of lost contracts), 48 of which were affiliated contracts primarily resulting from the transfer of therapy employees from our Inpatient Services segment to our Rehabilitation Therapy Services segment.

Revenue per minute was essentially flat due to the negative impacts of the MPPR rule that was put in place January 2011 in the amount of $1.5 million, fully offset by nonaffiliated and affiliated rate increases as well as other Part B rate increases and adjustments.

Operating salaries and benefits expenses increased $11.4 million, or 27.1%, to $53.5 million for the three months ended June 30, 2011 from $42.1 million for the three months ended June 30, 2010.  The increase was driven by the transfer of therapists from our Inpatient Services segment to our Rehabilitation Therapy services segments associated with the 48 net affiliated contract growth and wage rate increases to remain competitive in local markets.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $0.7 million, or 2.9%, to $22.7 million for the three months ended June 30, 2011 from $23.4 million for the three months ended June 30, 2010.  The decrease was primarily the result of:

-	a decrease of $0.6 million due to a decline in therapy and pharmacy staffing hours; and

-	a decrease of $0.1 million due to lower fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses increased $0.1 million, or 0.7%, to $17.1 million for the three months ended June 30, 2011 as compared to $17.0 million for the three months ended June 30, 2010.  The increase in operating salaries and benefits is due to wage rate increases to remain competitive in local markets.

Corporate

General and administrative expenses not directly attributed to segments decreased $0.2 million, or 1.3%, to $15.0 million for the three months ended June 30, 2011 from $15.2 million for the three months ended June 30, 2010.  The decrease was primarily due to decreased professional fees.

Interest expense not directly attributed to operating segments decreased $4.2 million, or 46.2%, to $4.9 million for the three months ended June 30, 2011 from $9.1 million for the three months ended June 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $29.3 million, or 3.1%, to $971.6 million for the six months ended June 30, 2011 from $942.3 million for the six months ended June 30, 2010.  We reported net income for the six month periods ended June 30, 2011 and 2010 of $18.1 million and $20.2 million, respectively.

The increase in net revenues for the 2011 period included $30.5 million of additional revenue in our Inpatient Services segment primarily due to higher Medicare revenue driven by increased Medicare Part A rates plus the December 2010 acquisition of a hospice company.  A $0.7 million increase in nonaffiliated revenue from our Rehabilitation Therapy segment, due primarily to increases in billable minutes but partially offset by the negative impact of the implementation of MPPR, also contributed to the increase in net revenues.  These increases were partially offset by a $1.9 million decrease in nonaffiliated revenue from our Medical Staffing segment, mainly due to a decrease in billable therapy and pharmacy hours plus reduced fees from the temporary placement of physicians.

Operating salaries and benefits increased $13.9 million, or 2.6%, to $545.0 million (56.1% of net revenues) for the six months ended June 30, 2011 from $531.1 million (56.4% of net revenues) for the six months ended June 30, 2010.  The increase resulted primarily from increased wage rates and benefits in all segments to remain competitive in local markets. Additionally, costs increased in our Inpatient Services segment due to the acquisition of a hospice company in December 2010 and in our Rehabilitation Therapy Services segment due to an increased nonaffiliated service volume.

Self-insurance for workers’ compensation and general and professional liability insurance increased $1.6 million, or 5.5%, to $30.5 million (3.1% of net revenues) for the six months ended June 30, 2011 from $28.9 million (3.1% of net revenues) for the six months ended June 30, 2010, primarily due to increased claims related activity in our general and professional liability self-insurance.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Other operating costs increased $7.0 million, or 3.2%, to $224.3 million (23.1% of net revenues) for the six months ended June 30, 2011 from $217.3 million (23.1% of net revenues) for the six months ended June 30, 2010.  The increase was primarily due to increases in purchased services, supplies and provider taxes.

Center rent expense increased $36.5 million, or 97.6%, to $73.9 million (7.6% of net revenues) for the six months ended June 30, 2011 from $37.4 million (4.0% of net revenues) for the six months ended June 30, 2010.  The increase is primarily attributable to the new lease agreements entered into with Sabra in conjunction with the Separation.

General and administrative expenses decreased $0.1 million, or 0.3%, to $30.3 million (3.1% of net revenues) for the six months ended June 30, 2011 from $30.4 million (3.2% of net revenues) for the six months ended June 30, 2010.  The decrease was primarily due to decreased professional fees.

Depreciation and amortization decreased $9.5 million, or 38.3%, to $15.3 million (1.6% of net revenues) for the six months ended June 30, 2011 from $24.8 million (2.6% of net revenues) for the six months ended June 30, 2010.  The decrease was attributable to the transfer of assets in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.7 million, or 6.5%, to $10.0 million (1.0% of net revenues) for the six months ended June 30, 2011 from $10.7 million (1.1% of net revenues) for the six months ended June 30, 2010.  The decrease resulted from improving cash collections trends, which improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.

Net interest expense decreased $13.7 million, or 58.1%, to $9.9 million (1.0% of net revenues) for the six months ended June 30, 2011 from $23.6 million (2.5% of net revenues) for the six months ended June 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the six months ended June 30 (dollars in thousands):

	2011		2010

Inpatient Services	$867,160	89.2%	$836,697	88.7%
Rehabilitation Therapy Services	125,996	13.0	101,568	10.8
Medical Staffing Services	45,635	4.7	46,871	5.0
Corporate	21	-	14	-
Intersegment Eliminations	(67,241)	(6.9)	(42,827)	(4.5)

Total net revenues	$971,571	100.0%	$942,323	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the six months ended June 30 (in thousands):

	2011	2010

Rehabilitation Therapy Services	$65,920	$42,187
Medical Staffing Services	1,321	640
Total intersegment revenue	$67,241	$42,827

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the amount of net segment income for the six months ended June 30 (in thousands):

	2011	2010

Inpatient Services	$65,154	$77,431
Rehabilitation Therapy Services	6,199	7,797
Medical Staffing Services	2,861	3,283
Net segment income before Corporate	74,214	88,511
Corporate	(42,026)	(50,404)
Net segment income	$32,188	$38,107

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, transaction costs, integration costs, loss on sale of assets and discontinued operations. Net segment income for the six months ended June 30, 2011 for (1) our Inpatient Services segment decreased $12.3 million, or 15.9%, to $65.2 million, (2) our Rehabilitation Therapy Services segment decreased $1.6 million, or 20.5%, to $6.2 million and (3) our Medical Staffing Services segment decreased $0.4 million, or 12.9%, to $2.9 million in comparison to the six months ended June 30, 2010, due to the factors discussed below for each segment.  We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services

Net revenues increased $30.5 million, or 3.6%, to $867.2 million for the six months ended June 30, 2011 from $836.7 million for the six months ended June 30, 2010.  The increase was primarily the result of:

-	an increase of $31.5 million in Medicare revenues as a result of a $27.2 million increase in revenues from higher Medicare Part A rates and a $4.3 million increase due to an increased customer base;

-	a $6.4 million increase in hospice revenues due to internal growth and an acquisition of a hospice company in December 2010;

-	a $1.8 million increase in other revenue including from veterans’ coverage and other various inpatient services; and

-	a $1.2 million increase in managed care and commercial insurance revenues driven primarily by improved rates;

Offset in part by:

-	a $5.4 million decrease due to closure of operations in 2010 and 2011;

-	a $2.8 million decrease in Medicaid revenues consisting of $2.6 million decrease from lower customer base and a $0.2 million decrease related to lower rates; and

-	a decrease of $2.2 million in private revenues primarily due to a lower customer base.

Operating salaries and benefits expenses decreased $10.3 million, or 2.5%, to $402.8 million for the six months ended June 30, 2011 from $413.1 million for the six months ended June 30, 2010.  The decrease was attributable to the following:

-	a decrease of $13.8 million in therapist salaries due to their transfer from our Inpatient Services segment to our Rehabilitation Services segment;

Offset in part by:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	an increase in salaries and related benefits of $3.5 million related to an acquisition of a hospice company in December 2010.
Self-insurance for workers’ compensation and general and professional liability insurance increased $1.1 million, or 4.0%, to $28.4 million for the six months ended June 30, 2011 as compared to $27.3 million for the six months ended June 30, 2010, which was driven by increased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $30.6 million, or 13.7%, to $254.6 million for the six months ended June 30, 2011 from $224.0 million for the six months ended June 30, 2010.  The increase was attributable to the following:

-
a $23.5 million increase in contract labor resulting from use of therapists in with our Rehabilitation Therapy Services segment who were formerly employed by our Inpatient Services segment plus an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $3.3 million increase in purchased services primarily related to outsourced housekeeping contracts;

-	a $3.1 million increase in other supplies, principally food and oxygen;

-	a $2.3 million increase in provider taxes due to increased provider tax rates from a number of states in which we operate; and

-	a $1.1 million increase in utility costs;

Offset in part by:

-	a $1.5 million decrease in administrative costs to manage the therapists that transferred to our Rehabilitation Therapy Services segment;

-	a $0.8 million decrease in training and recruitment costs; and

-	a $0.4 million decrease in meetings and conferences expenses.

Operating administrative expenses increased $0.6 million, or 3.0%, to $20.7 million for the six months ended June 30, 2011 compared to $20.1 million for the six months ended June 30, 2010, primarily due to higher salaries and benefits expense.

Center rent expense increased $36.6 million, or 99.7%, to $73.3 million for the six months ended June 30, 2011 from $36.7 million for the six months ended June 30, 2010.  The increase is attributable to the new lease agreements entered into with Sabra in conjunction with the Separation and other negotiated rent increases.

Depreciation and amortization decreased $9.7 million, or 43.1%, to $12.8 million for the six months ended June 30, 2011 from $22.5 million for the six months ended June 30, 2010.  The decrease was attributable to the transfer of assets in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.9 million, or 8.7%, to $9.4 million for the six months ended June 30, 2011 from $10.3 million for the six months ended June 30, 2010.  The decreased expense is due to improving cash collections trends.

Net interest expense decreased $5.3 million, or 100.0%, for the six months ended June 30, 2011 from $5.3 million for the six months ended June 30, 2010.  The decrease is the result of the transfer of mortgages for previously owned centers to Sabra in conjunction with the Separation.  Our remaining owned centers have no debt.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $24.4 million, or 24.0%, to $126.0 million for the six months ended June 30, 2011 from $101.6 million for the six months ended June 30, 2010. The revenue increase was the result of:

-
an increase of $24.1 million attributable to increased billable minutes, due to the addition of 55 new contracts (net of lost contracts), 48 of which were affiliated contracts primarily resulting from the transfer of therapy employees from our Inpatient Services segment to our Rehabilitation Therapy Services segment; and

-	an increase of $0.3 million in other revenue, primarily related to increased contract management fees and other misc revenue.

Revenue per minute was essentially flat due to the negative impacts of the MPPR rule that was put in place January 2011 in the amount of $3.0 million, fully offset by nonaffiliated and affiliated rate increases as well as other Part B rate increases and adjustments.

Operating salaries and benefits expenses increased $23.8 million, or 28.4%, to $107.6 million for the six months ended June 30, 2011 from $83.8 million for the six months ended June 30, 2010.  The increase was driven by the transfer of therapists from our Inpatient Services segment to our Rehabilitation Therapy services segments associated with the 48 net affiliated contract growth, the increase in nonaffiliated service volume referenced above and wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $1.3 million, or 2.8%, to $45.6 million for the six months ended June 30, 2011 from $46.9 million for the six months ended June 30, 2010.  The decrease was primarily the result of:

-	a decrease of $1.2 million due to a decline in therapy and pharmacy staffing hours; and

-	a decrease of $0.9 million due to lower fees earned from the temporary placement of physicians;

Offset in part by:

-	an increase of $0.8 million due to an increase in billable hours for nurse staffing.

Operating salaries and benefits expenses decreased $0.4 million, or 1.1%, to $34.6 million for the six months ended June 30, 2011 as compared to $34.2 million for the six months ended June 30, 2010.  The decrease is due to the decline in staffing hours referenced above.

Corporate

General and administrative expenses not directly attributed to segments decreased $0.1 million, or 0.3%, to $30.3 million for the six months ended June 30, 2011 from $30.4 million for the six months ended June 30, 2010.  The decrease was primarily due to decreased professional fees.

Interest expense not directly attributed to operating segments decreased $8.3 million, or 45.6%, to $9.9 million for the six months ended June 30, 2011 from $18.2 million for the six months ended June 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

For the three months and six months ended June 30, 2011, our net income was $9.9 million and $18.1 million, respectively.  As of June 30, 2011, our working capital was $188.1 million and we had cash and cash equivalents of $88.5 million, $150.5 million in borrowings and $59.6 million available under our revolving credit facility. As of June 30, 2011, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness as described under “Loan Agreements” below.

We are evaluating the potential impact of the CMS final rule for skilled nursing facilities for the 2012 federal fiscal year, which resulted in as much as a 11.1% net reduction in reimbursement rates (see “Revenues from Medicare, Medicaid and Other Sources”), on our operations (principally the Inpatient Services business) as well as on our financial position, future earnings and corresponding cash flows. Repercussions could include, but are not limited to, the impairment of goodwill and certain other assets, the incurrence of restructuring costs associated with plans for restructuring our business as a result of the reduction in revenues from the CMS final rule, reduced liquidity and cash flow, and failure to comply with covenants in our credit agreement and certain leases, which could result in our need to seek waivers from our lenders and landlords and/or attempt to renegotiate our credit agreement and the affected lease agreements.  We are still estimating the final impact of the rule on our operations and are evaluating various cost reduction measures that we would reasonably expect to implement as a result of the CMS final rule. However, we anticipate that we will be in compliance with covenants in our credit agreement, and be able to utilize the revolving credit facility, at least through 2012.

Based on current levels of operations and the cost reduction measures mentioned above, we believe that our operating cash flows (which were $15.4 million for the three months ended June 30, 2011 and $31.4 million for the six months ended June 30, 2011), existing cash reserves and availability for borrowing under our $59.6 million revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary), scheduled debt service payments and our other commitments described in our 2010 Form 10-K in the table under “Obligations and Commitments” at least through the next twelve months, notwithstanding the negative impact of the multi-year economic downturn on our ability to collect certain of our accounts receivable and the loss of revenue resulting from the CMS final rule.  We believe our long term liquidity needs will be satisfied by these same sources.  We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.  Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to incur additional indebtedness, if needed. However, there can be no assurance that we will be able to incur additional indebtedness or access additional sources of capital, such as issuing debt or equity securities, on terms that are acceptable to us or at all.

The State of California has instituted a holdback of 10% on Medicaid payments to providers.  The reimbursement rates remain unchanged, but 10% of payment for dates of service from June 1, 2011 to June 30, 2012 will be retained by the state.  Legislation requires that the funds be repaid no later than December 31, 2012.  Implementation requires that CMS approve a State Plan Amendment.

Cash Flows

During the six months ended June 30, 2011, net cash provided by operating activities decreased by $37.8 million as compared to the same period last year.  In addition to decreased net income of $2.1 million, the decrease in cash flows from operating activities was the result of (i) our period-over-period decrease in working capital changes of $23.6 million, driven principally by temporary cash usage from the impact of timing differences on scheduled payroll and accounts payable disbursement cycles, plus increased payments of claims accrued in our self-insurance obligations in an effort to settle claims and the related funding of cash restricted for future settlements and (ii) a period-over-period decrease of $12.1 million in non-cash adjustments to net income, principally related to depreciation and amortization expense (as a result of the transfer of substantially all of our real estate to Sabra in the Separation).  Increased center rent expense of $36.6 million and reduced interest expense of $13.7 million, which also resulted primarily from the Separation, contributed to the decrease in net cash provided by operating activities.  All of these factors are discussed in “Results of Operations” above.

Net cash used for investing activities of $18.2 million for the six months ended June 30, 2011 were for capital expenditures and payments related to a December 2010 hospice acquisition.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Net cash used for financing activities was $5.6 million for the six months ended June 30, 2011, which was attributable to repayments of long-term debt and capital lease obligations.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $9.3 million and $10.7 million for the three months ended June 30, 2011 and 2010, respectively.

Loan Agreements

In October 2010, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The Credit Agreement provides for $150.0 million in term loans ($142.5 million outstanding at June 30, 2011), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million funded letter of credit facility funded by proceeds of additional term loans, which was fully utilized at June 30, 2011.  The revolving credit facility is undrawn as of June 30, 2001, but was utilized for $0.4 million of letters of credit.  In the event we require additional letters of credit in the future, we will need to utilize availability under the revolving credit facility. The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

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

								Fair Value	Fair Value
	Expected Maturity Dates							June 30,	December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011 (1)	2010 (1)
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$1,099	$1,013	$982	$63	$67	$4,869	$8,093	$8,070	$8,584
Rate	7.4%	7.2%	7.0%	6.7%	6.7%	6.7%

Variable rate debt	$10,000	$10,000	$10,000	$10,000	$10,000	$92,456	$142,456	$142,456	$147,500
Rate	11.5%	7.5%	7.5%	7.5%	7.5%	7.5%

Interest rate hedges:								$(1,030)	$-
Cap	$82,500	$82,500	$-	$-	$-	$-
Maximum rate	1.75%	1.75%	-	-	-	-
Variable to fixed	$-	$-	$82,500	$82,500	$-	$-
Average pay rate	-	-	3.185%	3.185%	-	-
Average receive rate	-	-	1.75%	1.75%	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, William A. Mathies, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 5(b) – “Commitments and Contingencies – Litigation” of our consolidated financial statements included in this Form 10-Q, which is incorporated by reference to this item.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 1A.  RISK FACTORS

       We have set forth below a risk factor not previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 3, 2011. No other material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010 have been made.

The decrease in Medicare revenues as a result of the rule issued by the Centers for Medicare and Medicaid Services could have adverse effects on our financial condition and require us to seek waivers from our lenders and landlords.

The final rule issued on July 29, 2011 by CMS for Medicare reimbursement rates for skilled nursing facilities for the 2012 federal fiscal year, which begins October 1, 2011, provides for an 11.1% reduction from rates prevailing in the 2011 federal fiscal year and makes changes in therapy reimbursement that will further reduce our revenues from the Medicare program.  The adverse effects resulting from the reduction in Medicare revenues could include, but are not limited to, the impairment of goodwill and certain other assets, the incurrence of restructuring costs associated with plans for restructuring our business as a result of the reduction in revenues, reduced liquidity and cash flows and failure to comply with covenants in our Credit Agreement and certain leases, which could result in our need to seek waivers from our lenders and landlords and/or attempt to renegotiate our Credit Agreement and affected lease agreements. If we are required to seek such waivers and/or renegotiate the terms of such agreements, there is no assurance that we will be successful in obtaining the waivers or amending any such agreement on terms that are acceptable to us, or at all, which could have an adverse effect on our financial position, results of operations and cash flows.

Please also refer to the risk factors set forth in our 2010 Form 10-K.

ITEM 6. EXHIBITS

10.1	First Amendment to Third Amended and Restated Master Lease Agreement by and among Sun HealthCare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated May 31, 2011

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 3, 2011