Form 10-Q
period 2011-09-30
SUN HEALTHCARE GROUP INC
filed 2011-11-03
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011, there were 25,146,378 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index
		Page Numbers
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3-4
	As of September 30, 2011
	As of December 31, 2010

	Consolidated Income Statements (unaudited)	5-6
	For the three months ended September 30, 2011 and 2010
	For the nine months ended September 30, 2011 and 2010

	Consolidated Statements of Cash Flows (unaudited)	7
	For the three months ended September 30, 2011 and 2010
	For the nine months ended September 30, 2011 and 2010

	Notes to Consolidated Financial Statements (unaudited)	8-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

Item 5.	Other Information	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47-48

Item 6.	Exhibits	48

Signature		48

References throughout this document to the Company, “we,” “our” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws.  Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs,  the scope, timing and effectiveness of our efforts to mitigate the impact on our business of the CMS Final Rule (described below), the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations, and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements are based on the information currently available and are applicable only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Item 1A of this Form 10-Q and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution you that any forward-looking statements made in this Form 10-Q are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements, which speak only as of the date of this document.  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	September 30, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$91,179	$81,163
Restricted cash	16,382	15,329
Accounts receivable, net of allowance for doubtful accounts of $67,501
and $66,607 at September 30, 2011 and December 31, 2010, respectively	213,858	218,040
Prepaid expenses and other assets	26,380	16,859
Deferred tax assets	71,996	69,800

Total current assets	419,795	401,191

Property and equipment, net	145,611	139,860
Intangible assets, net	35,317	41,967
Goodwill	35,679	348,047
Restricted cash, non-current	352	350
Deferred tax assets	115,243	126,540
Other assets	45,606	23,803
Total assets	$797,603	$1,081,758

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	September 30, 2011	December 31, 2010

Current liabilities:
Accounts payable	$49,659	$49,993
Accrued compensation and benefits	49,328	61,518
Accrued self-insurance obligations, current portion	62,038	52,093
Other accrued liabilities	56,457	53,945
Current portion of long-term debt and capital lease obligations	11,033	11,050

Total current liabilities	228,515	228,599

Accrued self-insurance obligations, net of current portion	153,471	133,405
Long-term debt and capital lease obligations, net of current portion	131,548	144,930
Unfavorable lease obligations, net	7,771	9,815
Other long-term liabilities	52,394	52,566

Total liabilities	573,699	569,315

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333
shares, zero shares issued and outstanding as of
September 30, 2011 and December 31, 2010	-	-
Common stock of $.01 par value, authorized 41,667
shares, 25,146 and 24,974 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	251	250
Additional paid-in capital	724,814	720,854
Accumulated deficit	(500,008)	(208,661)
Accumulated other comprehensive loss, net	(1,153)	-
Total stockholders' equity	223,904	512,443
Total liabilities and stockholders' equity	$797,603	$1,081,758

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the
	Three Months Ended
	September 30, 2011	September 30, 2010

Total net revenues	$485,850	$473,411
Costs and expenses:
Operating salaries and benefits	273,223	268,501
Self-insurance for workers’ compensation and general and
professional liability insurance	15,250	14,531
Operating administrative expenses	13,157	13,343
Other operating costs	100,636	97,333
Center rent expense	37,184	18,954
General and administrative expenses	14,825	14,146
Depreciation and amortization	8,295	12,639
Provision for losses on accounts receivable	4,916	5,098
Interest, net of interest income of $103 and $59, respectively	4,835	10,527
Transaction costs	-	4,747
Loss on sale of assets, net	809	-
Restructuring costs	2,426	-
Loss on asset impairment	317,091	-
Total costs and expenses	792,647	459,819

(Loss) income before income taxes and discontinued operations	(306,797)	13,592
Income tax expense	1,569	5,559
(Loss) income from continuing operations	(308,366)	8,033

Discontinued operations:
Loss from discontinued operations, net of related taxes	(359)	(477)
Loss on disposal of discontinued operations, net of related taxes	(681)	-
Loss from discontinued operations, net	(1,040)	(477)

Net (loss) income	$(309,406)	$7,556

Basic earnings per common and common equivalent share:
(Loss) income from continuing operations	$(11.77)	$0.39
Loss from discontinued operations, net	(0.04)	(0.02)
Net (loss) income	$(11.81)	$0.37

Diluted earnings per common and common equivalent share:
(Loss) income from continuing operations	$(11.77)	$0.39
Loss from discontinued operations, net	(0.04)	(0.02)
Net (loss) income	$(11.81)	$0.37

Weighted average number of common and common
equivalent shares outstanding:
Basic	26,203	20,529
Diluted	26,203	20,550

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the
	Nine Months Ended
	September 30, 2011	September 30, 2010

Total net revenues	$1,457,421	$1,415,734
Costs and expenses:
Operating salaries and benefits	818,248	799,603
Self-insurance for workers’ compensation and general and
professional liability insurance	45,779	43,433
Operating administrative expenses	39,913	38,932
Other operating costs	298,213	289,079
Center rent expense	111,110	56,306
General and administrative expenses	45,156	44,570
Depreciation and amortization	23,636	37,449
Provision for losses on accounts receivable	14,960	15,811
Interest, net of interest income of $244 and $222, respectively	14,689	34,105
Transaction costs	-	6,995
Loss on sale of assets, net	809	-
Restructuring costs	2,728	-
Loss on asset impairment	317,091	-
Total costs and expenses	1,732,332	1,366,283

(Loss) income before income taxes and discontinued operations	(274,911)	49,451
Income tax expense	14,642	19,990
(Loss) income from continuing operations	(289,553)	29,461

Discontinued operations:
Loss from discontinued operations, net of related taxes	(1,113)	(1,734)
Loss on disposal of discontinued operations, net	(681)	-
Loss from discontinued operations, net	(1,794)	(1,734)

Net (loss) income	$(291,347)	$27,727

Basic earnings per common and common equivalent share:
(Loss) income from continuing operations	$(11.12)	$1.69
Loss from discontinued operations, net	(0.07)	(0.10)
Net (loss) income	$(11.19)	$1.59

Diluted earnings per common and common equivalent share:
Income from continuing operations	$(11.12)	$1.68
Loss from discontinued operations, net	(0.07)	(0.09)
Net (loss) income	$(11.19)	$1.59

Weighted average number of common and common
equivalent shares outstanding:
Basic	26,038	17,418
Diluted	26,038	17,485

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net (loss) income	$(309,406)	$7,556	$(291,347)	$27,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	8,335	12,736	23,879	37,744
Amortization of favorable and unfavorable lease intangibles	(492)	(504)	(1,466)	(1,452)
Provision for losses on accounts receivable	4,975	5,289	15,479	16,428
Loss on sale of assets, including discontinued operations, net	1,925	-	1,925	-
Loss on asset impairment	317,091	-	317,091	-
Stock-based compensation expense	2,359	1,661	5,160	4,748
Deferred taxes	(105)	3,286	9,871	14,976
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23	(1,307)	(12,555)	(12,500)
Restricted cash	52	2,769	(1,876)	5,040
Prepaid expenses and other assets	(1,600)	5,399	(1,410)	8,012
Accounts payable	1,595	(4,909)	(1,906)	(3,628)
Accrued compensation and benefits	(11,717)	(2,117)	(12,298)	1,945
Accrued self-insurance obligations	3,618	199	(294)	5,041
Income taxes payable	-	1,267	-	1,605
Other accrued liabilities	2,104	4,429	1,158	4,442
Other long-term liabilities	(880)	(676)	(2,098)	(5,775)
Net cash provided by operating activities	17,877	35,078	49,313	104,353

Cash flows from investing activities:
Capital expenditures	(14,190)	(13,774)	(32,346)	(41,488)
Proceeds from sale of assets	1,809	-	1,809	-
Acquisitions, net of cash acquired	-	-	(356)	-
Net cash used for investing activities	(12,381)	(13,774)	(30,893)	(41,488)

Cash flows from financing activities:
Borrowings of long-term debt	-	20,500	-	20,500
Principal repayments of long-term debt and capital lease
obligations	(2,806)	(234,116)	(8,404)	(271,093)
Payment to non-controlling interest	-	-	-	(2,025)
Distribution to non-controlling interest	-	-	-	(69)
Net proceeds from issuance of common stock	-	226,001	-	226,001
Deferred financing costs	-	(2,312)	-	(2,312)
Net cash (used for) provided by financing activities	(2,806)	10,073	(8,404)	(28,998)

Net increase in cash and cash equivalents	2,690	31,377	10,016	33,867
Cash and cash equivalents at beginning of period	88,489	106,973	81,163	104,483
Cash and cash equivalents at end of period	$91,179	$138,350	$91,179	$138,350

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 199 healthcare centers in 25 states as of September 30, 2011.

Restructuring Costs

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which became effective on October 1, 2011 (the “CMS Final Rule”).  After the application of the market basket increase of 2.7%, the productivity adjustment of -1.0% and the parity adjustment of -12.6%, the prospective net decrease in Medicare reimbursement rates is 11.1%.  Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that will further reduce our revenues from the Medicare program and/or increase our costs of providing such services.  As a result of the expected negative impact of the CMS Final Rule on our business, we commenced a broad-based mitigation initiative, which includes infrastructure cost reductions without affecting the quality of our patient care.  During our third quarter ended September 30, 2011, we incurred $2.4 million of restructuring costs in connection with our mitigation initiative, which consisted primarily of severance benefits resulting from reductions of staff.  We will continue to focus on reducing costs to further mitigate the impact on our business of the reduced Medicare reimbursement rates.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at September 30, 2011, and our consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of significant contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of impairment for goodwill and other long-lived assets, third-party payor settlements, allowances for doubtful accounts, self-insurance obligations, loss accruals and income taxes. Actual results could differ from those estimates.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Recent Accounting Pronouncements

The Emerging Issues Task Force of the FASB issued an Accounting Standards Update in August 2010 regarding the balance sheet presentation of medical malpractice claims and similar contingent liabilities and related insurance recoveries.  The updated guidance requires the insurance recovery receivable to be presented as a gross asset instead of netting it against the related liability.  The updated presentation was effective for us on January 1, 2011, is reflected in the accompanying consolidated balance sheet and has resulted in the reclassification of anticipated insurance recoverables to assets as of January 1, 2011 of $2.1 million and $28.1 million for general and professional liabilities and workers’ compensation liabilities, respectively.  There was no impact on our accumulated deficit due to adoption of this new standard.  See the Insurance portion of Note 6 – “Commitments and Contingencies” for additional information.

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

The FASB issued an Accounting Standards Update in September 2011 regarding the testing of goodwill for impairment.  The update permits the assessment of qualitative factors, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance is effective for periods beginning after December 15, 2011.  Early adoption is permitted.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2011 financial statement presentation.  We have reclassified the results of operations of the nurse practitioner services group and one skilled nursing center of our Inpatient Services segment (see Note 5 – “Discontinued Operations”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

(2)  Asset Impairment

In addition to the annual testing requirements discussed in Note 6 – “Goodwill, Intangible Assets and Long-Lived Assets” of our 2010 Form 10-K, GAAP requires that goodwill, intangible assets and other long-lived assets be evaluated for potential impairment when a triggering event occurs during an interim time period.  As a result of the CMS Final Rule, the prospective net decrease in Medicare reimbursement rates is 11.1%, after the application of the market basket increase of 2.7%, the productivity adjustment of -1.0% and the parity adjustment of -12.6%.  Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that will further reduce our revenues from the Medicare program and/or increase our costs of providing such services.  We determined that the CMS Final Rule announcement constituted a triggering event for evaluating whether the recoverability of goodwill, intangible assets and other long-lived assets in the operating segments of our Inpatient Services reportable segment affected by the CMS Final Rule was impaired.

During the three months ended September 30, 2011, we recognized $317.1 million of non-cash loss on asset impairment for the healthcare facilities operating segments in our Inpatient Services reportable segment.  The non-cash charges consisted of $314.7 million of goodwill impairment and $2.4 million of asset impairment for intangible assets for favorable lease obligations.  The charges were determined in the following manner:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Finite-Lived Intangibles

Our finite-lived intangibles include tradenames and favorable lease obligations.

When evaluating the recoverability of tradenames, we considered projections of future profitability and undiscounted cash flows for the affected portions of the Inpatient Services operating segments as compared to the carrying value of the tradenames assets.  We determined that projected undiscounted cash flows were sufficient to recover the assets’ carrying value.  As a result, there was no impairment of tradenames during the three months ended September 30, 2011.

When evaluating the recoverability of favorable lease obligations, we considered projections of future profitability and undiscounted cash flows for the affected portions of the Inpatient Services operating segments as compared to the carrying value of the favorable lease obligation intangible assets.  We determined that projected undiscounted cash flows were not sufficient to recover the full carrying value of the assets and proceeded to determine a fair value of each asset.

We determined fair value based upon estimates of market rental values for the centers associated with the favorable lease intangibles using valuations techniques broadly accepted by the long-term care industry in which we operate.  We applied an industry average discount factor to the difference of this estimated market rental values to our contractually obligated lease payments over the remaining term of the leases, resulting in an appropriate estimate of fair value for the favorable lease intangible.  We determined that certain favorable lease obligations had fair values less than their carrying values and recognized the $2.4 million loss on asset impairment described above.

Indefinite-Lived Intangibles

Our indefinite-lived intangibles consist of certificates of need (“CON”) obtained through our acquisitions.  We evaluate the recoverability of our CON intangibles by comparing the assets' respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place coupled with estimates of market pricing to determine the highest and best use for purposes of determining fair value.  The resulting fair values exceeded the assets’ carrying value and thus no impairment was recognized.

Long-Lived Assets

GAAP requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows associated with these assets are not sufficient to recover the assets' carrying amounts.  In estimating the undiscounted projected cash flows for our impairment assessment, we primarily used our internally prepared projections and forecast information, including adjustments for the estimated impact of the CMS Final Rule.  We determined that undiscounted projected cash flows were sufficient to ensure recoverability of our long-lived assets.

Goodwill

GAAP requires that impairment be assessed for reporting units of the affected operating segments.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment.  For our Inpatient Services reportable segment, the reporting units for our annual goodwill impairment analysis were determined to be at the operating segment level, which were the divisional operating levels.  The divisional operating levels of the Inpatient Services reportable segment include the northeast, southeast, central and west geographic divisions of SunBridge Healthcare Corporation (“SunBridge”) as well as the SolAmor Hospice Corporation (“SolAmor”) division and the Americare nutritional supplement division.

We determine potential impairment by comparing the net assets of each reporting unit to their respective fair values, which GAAP describes as Step 1 of goodwill impairment testing. We determine the estimated fair value of each reporting

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

unit using a discounted projected cash flow analysis and other appropriate valuation methodologies.  In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit, which is referred to in GAAP as Step 2 of the impairment analysis. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured by the difference between the goodwill’s carrying value and its implied fair value.

In estimating the projected cash flows for our impairment assessment, we primarily used our internally prepared projections and forecast information including adjustments for the estimated impact of the CMS Final Rule.  Other factors in the cash flow projections include anticipated funding from other payor sources such as Medicaid funding plus our plans to manage overhead costs, capital expenditures and patient care liability costs.

The discounted cash flow model utilizes five years of projected cash flows for each reporting unit. The projected financial results are created from critical assumptions and estimates based upon management’s business plan and historical trends while giving consideration to the overall economic environment. Determining fair value requires the exercise of significant judgments about appropriate discount rates, business growth rates, the amount and timing of expected future cash flows and market information relevant to our overall company value. In addition, to validate the reasonableness of our assumptions, we utilized our discounted cash flow model on a consolidated basis and compared the estimated fair value to our market capitalization as of September 30, 2011.  Key assumptions in the discounted cash flow model are as follows:

Business Growth Assumptions – In determining our projected Inpatient Services revenue growth rates for our discounted cash flow model, we focus on the two primary drivers: average daily census (“ADC”) and reimbursement rates, particularly those rates impacted by the CMS Final Rule. Key revenue inputs include historical ADC adjusted for known trends and current Medicare and Medicaid rates adjusted for anticipated changes. ADC trends have been reasonably constant within a narrow range and may be influenced over the long run by a number of factors, including demographic changes in the population we serve and our ability to deliver quality service in an attractive environment. Generally long term care reimbursement rates are set annually by the payor. To estimate these rates, we evaluate the current reimbursement climate and adjust historical trends where appropriate. Significant adverse rate changes in any one year would cause us to reevaluate our projected rates.  In recent years we have generated historical revenue growth of 1.4% to 6.2% annually.  Expenses generally vary with ADC and have historically grown by approximately 2.9% to 5.6% annually.  Labor is the largest component of our expenses.  We consider labor market trends and staffing needs for the projected ADC levels in determining labor growth rates to be used in our projections. The projected growth rates used in our discounted cash flow model took into account the potential adverse effects of the current economic downturn on our projected revenue and expenses.

Terminal Value EBITDAR Multiple – Consistent with commonly accepted valuation techniques, a terminal multiple for the final year’s projected results is applied to estimate our value in the final year of the analysis. That multiple is applied to the final year’s projected EBITDAR from continuing operations.

Discount Rate – Market conditions indicated that a discount rate of 10.5% was appropriate at September 30, 2011.  This discount rate is consistent with our overall market capitalization comparison. We consistently apply the same discount rate to the evaluation of each reporting unit.

The goodwill impairment analysis is subject to impact from uncertainties arising from such events as changes in economic or competitive conditions, the current general economic environment, material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows, and the impact of strategic decisions.  The results of our interim 2011 impairment analysis showed that goodwill in each of reporting units tested was impaired.  Based on the analysis performed, we recognized a loss on impairment of $314.7 million for the three months ended September 30, 2011, which represents the full carrying value of goodwill for the SunBridge divisional operating segments of our Inpatient Services reportable segment.  The SolAmor division’s prospective Medicare reimbursement rates were not impacted by the CMS Final Rule and thus no interim 2011 impairment event arose for SolAmor and Americare.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(3)  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	September 30, 2011	December 31, 2010

Revolving loans	$-	$-
Mortgage notes payable due monthly through 2014, interest at a rate of 8.5%, collateralized by real property with
carrying values totaling $1.8 million	2,260	7,979
Term loans	139,922	147,492
Capital leases	399	509
Total long-term obligations	142,581	155,980
Less amounts due within one year	(11,033)	(11,050)
Long-term obligations, net of current portion	$131,548	$144,930

The scheduled or expected maturities of long-term obligations as of September 30, 2011, were as follows (in thousands):

For the twelve months ending September 30:

2012	$11,033
2013	10,947
2014	10,679
2015	10,000
2016	10,000
Thereafter	89,922
$142,581

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

Our credit agreement requires that at least 50% of our term loans be subject to at least a three-year hedging agreement. To satisfy this requirement, we executed two hedging instruments on January 18, 2011; a two-year interest rate cap and a two-year “forward starting” interest rate swap.  The two-year interest rate cap limits our exposure to increases in interest rates for $82.5 million of debt through December 31, 2012.  This cap is effective when LIBOR rises above 1.75%, effectively fixing the interest rate on $82.5 million of our term loans at 7.5% for two years.  The fee for this interest rate cap arrangement was $0.3 million, which will be amortized to interest expense over the life of the arrangement.  The two-year “forward starting” interest rate swap effectively converts the interest rate on $82.5 million of our term loans to a fixed rate from January 1, 2013 through December 31, 2014.  LIBOR is fixed at 3.185%, making the all-in rate effectively a fixed 8.935% for this portion of the term loans.  There was no fee for this swap agreement.  Both arrangements qualify for hedge accounting treatment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The fair values of our hedging agreements as presented in the consolidated balance sheets are as follows (in thousands):

Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as
hedging instruments:
Interest rate hedging	Other Long-Term
agreements	Liabilities	$1,922	N/A	$-

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended September 30 is as follows (in thousands):

			Gain Reclassified from Accumulated
	Amount of (Loss)/Gain in		Other Comprehensive Income
	Other Comprehensive (Loss)/Income		to Income (ineffective portion)
	2011	2010	2011	2010
Derivatives designated as cash
flow hedges:
Interest rate hedging agreements	$(535)	$1,020	$-	$-

The effect of the interest rate hedging agreements on our consolidated comprehensive income, net of related taxes, for the nine months ended September 30 is as follows (in thousands):

			Gain Reclassified from Accumulated
	Amount of (Loss)/Gain in		Other Comprehensive Income
	Other Comprehensive (Loss)/Income		to Income (ineffective portion)
	2011	2010	2011	2010
Derivatives designated as cash
flow hedges:
Interest rate hedging agreements	$(1,153)	$3,029	$-	$-

The amounts stated above for (loss)/gain from changes in the fair value of our hedging agreements are our only sources of other comprehensive (loss)/income, resulting in comprehensive income of $4.6 million and $22.1 million for the three and nine months ended September 30, 2011, respectively.  Comprehensive income for the three and nine months ended September 30, 2010 was $8.6 million and $30.8 million, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
(4)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$91,179	$91,179	$81,163	$81,163
Restricted cash	$16,734	$16,734	$15,679	$15,679
Long-term debt and capital lease obligations,
including current portion	$142,581	$110,972	$155,980	$156,084
Interest rate hedging agreements	$1,922	$1,922	$-	$-

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At September 30, 2011 and December 31, 2010, the fair value of our long-term debt, including current maturities, and our interest rate hedging agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of September 30, 2011 and December 31, 2010, respectively (in thousands):

September 30, 2011
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Interest rate hedging agreements – liability	$1,922	$-	$1,922

December 31, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Restricted cash – money market funds	$1,465	$1,465	$-

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)
(5) Discontinued Operations

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

During the nine months ended September 30, 2011, we disposed of a Maryland skilled nursing center in our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  The disposition, which was effective on August 1, 2011, resulted in cash proceeds to us of $1.8 million, net of the payoff of the $5.2 million mortgage payable for the center.  During August 2011, we also divested two hospice operations in Oklahoma for a nominal price plus the assumption of certain liabilities by the buyer. The disposition resulted in a net loss of $0.7 million, net of related tax benefit.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	September 30, 2011			September 30, 2010
	Inpatient			Inpatient
	Services	Other	Total	Services	Other	Total

Net operating revenues	$823	$-	$823	$2,865	$-	$2,865

Loss from discontinued operations, net (1)	$(1,029)	$(11)	$(1,040)	$(468)	$(9)	$(477)

(1)	Net of related tax benefit of $679 and $307, respectively

	For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Inpatient			Inpatient
	Services	Other	Total	Services	Other	Total

Net operating revenues	$5,813	$-	$5,813	$8,442	$-	$8,442

Loss from discontinued operations, net (1)	$(1,764)	$(30)	$(1,794)	$(1,674)	$(60)	$(1,734)

(1)	Net of related tax benefit of $1,203 and $721, respectively

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Activity in our professional liability and workers’ compensation self-insurance reserves as of and for the periods ended September 30, 2011 and 2010 is as follows (in thousands):

	Professional	Workers’
	Liability	Compensation	Total

Balance as of January 1, 2010	$94,930	$67,506	$162,436
Current year provision, continuing operations	7,341	7,100	14,441
Current year provision, discontinued operations	43	54	97
Claims paid, continuing operations	(4,219)	(4,555)	(8,774)
Claims paid, discontinued operations	(563)	(633)	(1,196)
Amounts paid for administrative services and other	(850)	(1,696)	(2,546)
Balance as of March 31, 2010	$96,682	$67,776	$164,458

Current year provision, continuing operations	7,339	7,122	14,461
Current year provision, discontinued operations	43	54	97
Claims paid, continuing operations	(3,605)	(3,906)	(7,511)
Claims paid, discontinued operations	(1,552)	(690)	(2,242)
Amounts paid for administrative services and other	(724)	(1,620)	(2,344)
Balance as of June 30, 2010	$98,183	$68,736	$166,919

Current year provision, continuing operations	7,128	7,403	14,531
Current year provision, discontinued operations	43	54	97
Claims paid, continuing operations	(5,533)	(5,376)	(10,909)
Claims paid, discontinued operations	(378)	(438)	(816)
Amounts paid for administrative services and other	(489)	(1,585)	(2,074)
Balance as of September 30, 2010	$98,954	$68,794	$167,748

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
	Professional	Workers’		Professional	Workers’
	Liability	Compensation	Total	Liability	Compensation	Total

Gross balance, beginning of period	$109,315	$96,186	$205,501	$113,971	$96,585	$210,556
Less: anticipated insurance recoveries	(2,273)	(26,150)	(28,423)	(2,100)	(28,100)	(30,200)
Net balance, beginning of period	$107,042	$70,036	$177,078	$111,871	$68,485	$180,356

Current year provision, continuing
operations	8,056	7,194	15,250	24,189	21,590	45,779
Current year provision, discontinued
operations	90	75	165	255	222	477
Claims paid, continuing operations	(6,959)	(3,944)	(10,903)	(25,890)	(12,817)	(38,707)
Claims paid, discontinued operations	(27)	(281)	(308)	(614)	(986)	(1,600)
Amounts paid for administrative
services and other	(790)	(1,717)	(2,507)	(2,399)	(5,131)	(7,530)

Net balance, end of period	$107,412	$71,363	$178,775	$107,412	$71,363	$178,775
Plus: anticipated insurance recoveries	2,273	26,150	28,423	2,273	26,150	28,423
Gross balance, end of period	$109,685	$97,513	$207,198	$109,685	$97,513	$207,198

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at September 30, 2011 and December 31, 2010 is as indicated below (in thousands):

	September 30, 2011				December 31, 2010
	Professional	Workers’		|	Professional	Workers’
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets:				|
Restricted cash (1)				|
Current	$6,232	$10,056	$16,288	|	$3,659	$10,864	$14,523
Non-current	-	-	-	|	-	-	-
	$6,232	$10,056	$16,288	|	$3,659	$10,864	$14,523
				|
Anticipated insurance recoveries (2)				|
Current	$573	$3,750	$4,323	|	$-	$-	$-
Non-current	1,700	22,400	24,100	|	-	-	-
	$2,273	$26,150	$28,423	|	$-	$-	$-

Total Assets	$8,505	$36,206	$44,711	|	$3,659	$10,864	$14,523

Liabilities (3)(4):				|
Self-insurance liabilities				|
Current	$30,763	$22,964	$53,727	|	$25,942	$21,009	$46,951
Non-current	78,922	74,549	153,471	|	85,929	47,476	133,405
Total Liabilities	$109,685	$97,513	$207,198	|	$111,871	$68,485	$180,356

(1)
Total restricted cash includes cash collateral deposits and other cash held by third parties.  Total restricted cash above excludes $446 and $1,156 at September 30, 2011 and December 31, 2010, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD insured buildings.

(2)
Anticipated insurance recovery assets are presented as Other Assets (both current and long-term) in our September 30, 2011 consolidated balance sheet.  See the Recent Accounting Pronouncements discussed in Note 1- “Nature of Business” for additional information.

(3)	Total self-insurance liabilities above exclude $8,311 and $5,142 at September 30, 2011 and December 31, 2010, respectively, related to our employee health insurance liabilities.

(4)
Total self-insurance liabilities for workers’ compensation claims are collateralized, in addition to the restricted cash, by letters of credit of $58,077 as of September 30, 2011 and $59,066 as of December 31, 2010.

(b)  Litigation

We are a party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of our business, including claims that our services have resulted in injury or death to the residents of our centers and claims relating to employment and commercial matters.  The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties.  Although we intend to vigorously defend ourselves in these matters, there can be no assurance that the outcomes of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

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

In September 2010, a lawsuit was filed in the Superior Court of California, County of Los Angeles, by a former employee of a subsidiary of our medical staffing company, alleging violation of various wage and hour provisions of the California Labor Code. We deny all of the allegations in the employee’s complaint.  The lawsuit, which was filed as a purported class action on behalf of the former employee and all those similarly situated, has been settled. The terms of the settlement are confidential pending court approval. We believe our reserves are adequate for this matter.

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

(7)  Income Taxes

       The provision for income taxes totaled $1.6 million and $14.6 million for the three and nine months ended September 30, 2011, respectively. The loss on asset impairment was substantially nondeductible for tax purposes, thereby significantly impacting the income tax expense shown on the accompanying statements of operations relative to the pre-tax loss for the three and nine months ended September 30, 2011.  Excluding the impact of the $317.1 million loss on asset impairment (see Note 2 – “Asset Impairment”) and its related $1.8 million income tax benefit, the effective tax rates would have been 33% and 39% for the three and nine months ended September 30, 2011, respectively. The provision for income taxes of $5.6 million and $20.0 million for the three and nine months ended September 30, 2010 resulted in effective tax rates of approximately 41% and 40%, respectively.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $18.1 million at September 30, 2011 and December 31, 2010 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

After consideration of the November 2010 restructuring of our former parent company, which, among other matters resulted in Sabra Health Care REIT, Inc. holding substantially all of our former parent’s owned real property, and utilization of NOL carryforwards through 2010, the Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $7.4 million. Accordingly, our NOL, capital loss, and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, we estimate there is approximately $65.1 million of NOLs which can be used to offset U.S. taxable income in 2011.  Considering annual IRC Section 382 limitations and built-in gains, we estimate a total of approximately $170.8 million of utilizable NOL carryforwards to offset taxable income in 2011 and future years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

 (8)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.  Our reportable segments are composed of operating segments, which are aggregated, comprising strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  More complete descriptions and accounting policies of the segments are described in Note 13 – “Segment Information” and  Note 2 – “Summary of Significant Accounting Policies” of our 2010 Form 10-K.  The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
September 30, 2011
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$435,271	$29,568	$20,996	$15	$-	$485,850

Intersegment revenues	-	32,791	757	-	(33,548)	-

Total net revenues	435,271	62,359	21,753	15	(33,548)	485,850

Operating salaries and benefits	202,694	54,298	16,231	-	-	273,223

Self-insurance for workers’
compensation and general and
professional liability insurance	14,206	633	344	67	-	15,250

Other operating costs	128,821	2,374	2,989	-	(33,548)	100,636

General and administrative expenses(1)	10,308	2,309	540	14,825	-	27,982

Provision for losses on
accounts receivable	4,772	73	71	-	-	4,916

Segment operating income (loss)	$74,470	$2,672	$1,578	$(14,877)	$-	$63,843

Center rent expense	36,874	140	170	-	-	37,184

Depreciation and amortization	6,902	236	187	970	-	8,295

Interest, net	(32)	-	-	4,867	-	4,835

Net segment income (loss)	$30,726	$2,296	$1,221	$(20,714)	$-	$13,529

Identifiable segment assets	$395,840	$16,254	$20,039	$343,550	$20,881	$796,564

Goodwill	$31,071	$75	$4,533	$-	$-	$35,679

Segment capital expenditures	$12,934	$149	$63	$1,044	$-	$14,190
______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
September 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$421,573	$30,343	$21,481	$14	$-	$473,411

Intersegment revenues	-	21,397	724	-	(22,121)	-

Total net revenues	421,573	51,740	22,205	14	(22,121)	473,411

Operating salaries and benefits	209,375	42,860	16,266	-	-	268,501

Self-insurance for workers’
compensation and general and
professional liability insurance	13,712	435	323	61	-	14,531

Other operating costs	114,253	1,952	3,249	-	(22,121)	97,333

General and administrative expenses(1)	10,778	1,939	627	18,892	-	32,236

Provision for losses on
accounts receivable	4,639	297	162	-	-	5,098

Segment operating income (loss)	$68,816	$4,257	$1,578	$(18,939)	$-	$55,712

Center rent expense	18,629	123	202	-	-	18,954

Depreciation and amortization	11,536	173	181	749	-	12,639

Interest, net	2,483	-	-	8,044	-	10,527

Net segment income (loss)	$36,168	$3,961	$1,195	$(27,732)	$-	$13,592

Identifiable segment assets	$1,174,539	$15,047	$20,631	$329,881	$20,867	$1,560,965

Goodwill	$332,140	$75	$4,533	$1,616	$-	$338,364

Segment capital expenditures	$12,738	$370	$41	$625	$-	$13,774

______________________________________

(1) General and administrative expenses include operating administrative expenses and transaction costs.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2011
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,302,431	$89,645	$65,309	$36	$-	$1,457,421

Intersegment revenues	-	98,710	2,079	-	(100,789)	-

Total net revenues	1,302,431	188,355	67,388	36	(100,789)	1,457,421

Operating salaries and benefits	605,534	161,925	50,789	-	-	818,248

Self-insurance for workers’
compensation and general and
professional liability insurance	42,614	1,918	1,043	204	-	45,779

Other operating costs	383,372	7,082	8,548	-	(100,789)	298,213

General and administrative expenses(1)	30,970	7,139	1,804	45,156	-	85,069

Provision for losses on
accounts receivable	14,200	713	47	-	-	14,960

Segment operating income (loss)	$225,741	$9,578	$5,157	$(45,324)	$-	$195,152

Center rent expense	110,203	394	513	-	-	111,110

Depreciation and amortization	19,726	689	561	2,660	-	23,636

Interest, net	(68)	-	1	14,756	-	14,689

Net segment income (loss)	$95,880	$8,495	$4,082	$(62,740)	$-	$45,717

Identifiable segment assets	$395,840	$16,254	$20,039	$343,550	$20,881	$796,564

Goodwill	$31,071	$75	$4,533	$-	$-	$35,679

Segment capital expenditures	$27,310	$1,102	$135	$3,799	$-	$32,346

______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2010
		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,258,271	$89,723	$67,712	$28	$-	$1,415,734

Intersegment revenues	-	63,584	1,364	-	(64,948)	-

Total net revenues	1,258,271	153,307	69,076	28	(64,948)	1,415,734

Operating salaries and benefits	622,489	126,670	50,444	-	-	799,603

Self-insurance for workers’
compensation and general and
professional liability insurance	40,999	1,298	953	183	-	43,433

Other operating costs	338,182	5,947	9,898	-	(64,948)	289,079

General and administrative expenses(1)	30,907	6,065	1,959	51,566	-	90,497

Provision for losses on
accounts receivable	14,904	722	185	-	-	15,811

Segment operating income (loss)	$210,790	$12,605	$5,637	$(51,721)	$-	$177,311

Center rent expense	55,326	364	616	-	-	56,306

Depreciation and amortization	34,037	484	543	2,385	-	37,449

Interest, net	7,826	-	(1)	26,280	-	34,105

Net segment income (loss)	$113,601	$11,757	$4,479	$(80,386)	$-	$49,451

Identifiable segment assets	$1,174,539	$15,047	$20,631	$329,881	$20,867	$1,560,965

Goodwill	$332,140	$75	$4,533	$1,616	$-	$338,364

Segment capital expenditures	$38,609	$700	$190	$1,989	$-	$41,488

______________________________________

(1) General and administrative expenses include operating administrative expenses and transaction costs.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before transaction costs, restructuring costs, loss on asset impairment, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended
	September 30,
	2011	2010

Net segment income	$13,529	$13,592
Loss on sale of assets, net	809	-
Restructuring costs	2,426	-
Loss on asset impairment	317,091	-
Consolidated (loss) income before income taxes and
discontinued operations	$(306,797)	$13,592

	For the Nine Months Ended
	September 30,
	2011	2010

Net segment income	$45,717	$49,451
Loss on sale of assets, net	809	-
Restructuring costs	2,728	-
Loss on asset impairment	317,091	-
Consolidated (loss) income before income taxes and
discontinued operations	$(274,911)	$49,451

(9)  Subsequent Event

On October 1, 2011, we acquired the operating assets of Harbinger Hospice, Inc., a privately-held, Medicare-certified hospice company that provides services to patients in Ohio, for $1.1 million in cash, excluding transaction costs of $0.1 million, consisting primarily of broker success fees, that we will expense during the fourth quarter of 2011 in accordance with GAAP.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers with 22,860 licensed beds located in 25 states as of September 30, 2011. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

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

Asset Impairment

In addition to the annual testing requirements discussed in Note 6 – “Goodwill, Intangible Assets and Long-Lived Assets” of our 2010 Form 10-K, U.S. generally accepted accounting principles (“GAAP”) requires that goodwill, intangible assets and other long-lived assets be evaluated for potential impairment when a triggering event occurs during an interim time period.  On July 29, 2011, CMS released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commences on October 1, 2011 (the “CMS Final Rule”).  After the application of the market basket increase of 2.7%, the productivity adjustment of -1.0% and the parity adjustment of -12.6%, the prospective net decrease in Medicare reimbursement rates is 11.1%.  Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that will further reduce our revenues from the Medicare program and/or increase our costs of providing such services.  We determined that the CMS Final Rule announcement constituted a triggering event for evaluating whether the recoverability of goodwill, intangible assets and other long-lived assets in the operating segments of our Inpatient Services reportable segment affected by the CMS Final Rule was impaired.

During the three months ended September 30, 2011, we recognized $317.1 million of non-cash loss on asset impairment for the healthcare facilities operating segments in our Inpatient Services reportable segment.  The non-cash charges consisted of $314.7 million of goodwill impairment and $2.4 million of asset impairment for intangible assets for favorable lease obligations.  See Note 2 – “Asset Impairment” to our consolidated financial statements included in this Form 10-Q for additional information.

2011 Restructuring

The CMS Final Rule prospective net decrease in Medicare reimbursement rates is 11.1%, after the application of the market basket increase of 2.7%, the productivity adjustment of -1.0% and the parity adjustment of -12.6%.  Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that will further reduce our revenues from the Medicare program and/or increase our costs of providing such services.  As a result of the expected negative impact of the CMS Final Rule on our business, we commenced a broad-based mitigation initiative, which includes infrastructure cost reductions without affecting the quality of our patient care.  During our third quarter ended September 30, 2011, we incurred $2.4 million of restructuring costs in connection with our mitigation initiative, which consisted primarily of severance benefits resulting from reductions of staff.  We will continue to focus on reducing costs to further mitigate the impact on our business of the reduced Medicare reimbursement rates.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data is in thousands and includes revenues for acquired centers following the date of acquisition only):

	For the				For the
	Three Months Ended				Nine Months Ended
Sources of Revenues	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010

Consolidated:
Medicaid	$191,821	39.5%	$193,013	40.8%	$562,981	38.6%	$569,222	40.2%
Medicare	154,953	31.9	137,606	29.1	472,652	32.4	419,846	29.7
Private pay and other	114,689	23.6	118,650	25.0	348,026	23.9	354,190	25.0
Managed care and
commercial insurance	24,387	5.0	24,142	5.1	73,762	5.1	72,476	5.1
Total	$485,850	100.0%	$473,411	100.0%	$1,457,421	100.0%	$1,415,734	100.0%

Inpatient Only:
Medicaid	$191,799	44.1%	$192,980	45.8%	$562,889	43.2%	$569,125	45.2%
Medicare	150,016	34.5	132,831	31.5	458,589	35.2	405,896	32.3
Private pay and other	69,320	15.9	71,889	17.0	207,998	16.0	211,619	16.8
Managed care and
commercial insurance	24,136	5.5	23,873	5.7	72,955	5.6	71,631	5.7
Total	$435,271	100.0%	$421,573	100.0%	$1,302,431	100.0%	$1,258,271	100.0%

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
$519.12	$463.45	$519.70	$464.51

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception was in place for patients residing in skilled nursing centers.  That exception will continue through December 31, 2011.

Effective January 1, 2011, changes were made in the payment methodology for Medicare Part B services received by patients in a skilled nursing facility setting. As part of the Physician Fee Schedule, CMS applied a Multiple Procedure Payment Reduction (“MPPR”).  CMS previously applied an MPPR to diagnostic services and has now expanded it to include other Part B services.  A portion of the payment for Part B services is related to activities that CMS contends are only delivered one time when multiple units of the same or related services are delivered on the same day.  CMS reduced the portion of the rate that contains these services by 25%, which equates to a 7.2% reduction in the reimbursement rate for Part B therapy services provided by us.  The change reduces the amount we are able to charge to internal and external customers.  We estimate the impact to be a $6.5 million annual reduction in consolidated revenues.

In July 2010, CMS issued its final rule for skilled nursing facilities for the 2011 federal fiscal year, which commenced on October 1, 2010.  This rule provided for a market basket increase of 2.3%, which was reduced by a prior period market basket adjustment of 0.6%, generating a net market basket increase of 1.7%.

On July 29, 2011, CMS released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commences on October 1, 2011.  In the final rule, CMS adjusted Medicare payment rates to correct what it perceives is a lack of parity between RUGs III and RUGs IV.   CMS created the RUGs IV system to be budget neutral, but its analysis of billing data from the first eight months of implementation, October 1, 2010 to May 31, 2011, indicated that the RUGs IV system reimburses at a higher level overall than the RUGs III system.  CMS calculated that the aggregate increase in payments was 12.6%.  After the application of the market basket increase of 2.7%, the productivity adjustment of -1.0% and the parity adjustment of -12.6%, the prospective net decrease in Medicare reimbursement rates is 11.1%.  Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that will further reduce our revenues from the Medicare program and/or increase our costs of providing such services.  We estimate that the net impact of both the parity and therapy provisions of the CMS Final Rule on our operations, after putting into place plans to mitigate a portion of that impact without affecting the quality of our patient care, will be a reduction of income before income taxes of between $22 million and $23 million for the fourth quarter of 2011 and between $45 million and $50 million for 2012.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

In July 2011, CMS issued its final rule for hospice services for the 2012 federal fiscal year.  The rule includes a market basket increase of 3.0% and a 0.6% decrease resulting from a phase out of the wage index budget neutrality factor.  We estimate that the net impact on our hospice service operations of these two adjustments and updated wage index data will be an increase of 2.2% in our reimbursement rates, which we estimate will result in increased revenues of approximately $0.3 million per quarter.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
$174.89	$173.11	$173.73	$172.91

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
$159.64	$159.20	$158.81	$159.30

The State of California intends to implement a holdback of 10% on Medicaid payments to skilled nursing facility providers.  The reimbursement rates remain unchanged, but 10% of payment for dates of service from June 1, 2011 to July 31, 2012 will be retained by the state.  Legislation requires that the funds be repaid no later than December 31, 2012.  CMS approved California’s State Plan Amendment in October 2011, allowing California to proceed with the holdback.  Presently, no withholding has been initiated and it is unclear when California will take action to implement the 10% payment reduction.  However, it is likely that payment withholdings will occur during the first half of 2012.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Managed Care and Insurance

During the three months ended September 30, 2011, we received 5.0% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
$382.31	$375.78	$375.49	$368.92

Private Payors, Veterans and Other

During the three months ended September 30, 2011, we received 23.6% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the		For the
Three Months Ended		Nine Months Ended
September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
$188.20	$186.17	$191.40	$188.16

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three	For the Three	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total net revenues	$485,850	$473,411	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	273,223	268,501	56.2	56.7
Self-insurance for workers’ compensation and
general and professional liabilities	15,250	14,531	3.1	3.1
Other operating costs (1)	113,793	110,676	23.4	23.4
Center rent expense	37,184	18,954	7.7	4.0
General and administrative expenses	14,825	14,146	3.1	3.0
Depreciation and amortization	8,295	12,639	1.7	2.7
Provision for losses on accounts receivable	4,916	5,098	1.0	1.1
Interest, net	4,835	10,527	1.0	2.2
Other (2)	320,326	4,747	65.9	1.0
(Loss) income before income taxes and discontinued operations	(306,797)	13,592	(63.1)	2.9
Income tax expense	1,569	5,559	0.3	1.2
(Loss) income from continuing operations	(308,366)	8,033	(63.5)	1.7
Loss from discontinued operations, net	(1,040)	(477)	(0.2)	(0.1)
Net (loss) income	$(309,406)	$7,556	(63.7)%	1.6%

Supplemental Financial Information (3):
EBITDA	$(293,667)	$36,758	(60.4)%	7.8%
Adjusted EBITDA	$26,659	$36,758	5.5%	7.8%
Adjusted EBITDAR	$63,843	$55,712	13.1%	11.8%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Nine	For the Nine	As a Percentage of Net Revenues
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Total net revenues	$1,457,421	$1,415,734	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	818,248	799,603	56.1	56.5
Self-insurance for workers’ compensation and
general and professional liabilities	45,779	43,433	3.1	3.1
Other operating costs (1)	338,126	328,011	23.2	23.1
Center rent expense	111,110	56,306	7.6	4.0
General and administrative expenses	45,156	44,570	3.1	3.1
Depreciation and amortization	23,636	37,449	1.6	2.6
Provision for losses on accounts receivable	14,960	15,811	1.0	1.1
Interest, net	14,689	34,105	1.0	2.4
Other (2)	320,628	6,995	22.0	0.5
(Loss) income before income taxes and discontinued operations	(274,911)	49,451	(18.9)	3.5
Income tax expense	14,642	19,990	1.0	1.4
(Loss) income from continuing operations	(289,553)	29,461	(19.9)	2.1
Loss from discontinued operations, net	(1,794)	(1,734)	(0.1)	(0.1)
Net (loss) income	$(291,347)	$27,727	(20.0)%	2.0%

Supplemental Financial Information (3):
EBITDA	$(236,586)	$121,005	(16.2)%	8.5%
Adjusted EBITDA	$84,042	$121,005	5.8%	8.5%
Adjusted EBITDAR	$195,152	$177,311	13.4%	12.5%

(1) Operating administrative expenses are included in “other operating costs” above.

(2) Other expenses include loss on sale of assets, transaction costs, restructuring costs and loss on asset impairment.

(3) We define EBITDA as net income before loss from discontinued operations, interest expense (net of interest income), income tax expense, depreciation and amortization.  EBITDA margin is EBITDA as a percentage of revenue.  Adjusted EBITDA is EBITDA adjusted for loss on sale of assets, restructuring costs and loss on asset impairment.  Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.  Adjusted EBITDAR is Adjusted EBITDA before center rent expense.  Adjusted EBITDAR margin is Adjusted EBITDAR as a percentage of revenue.

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

In addition to other financial measures, including net segment income, we use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to assess the performance of our core business operations, to prepare operating budgets and to measure our performance against those budgets on a consolidated, segment and a center-by-center level.  EBITDA, Adjusted EBITDA and Adjusted EBITDAR are useful in this regard because they do not include such costs as interest expense (net of interest income), income taxes and depreciation and amortization expense, which may vary from business unit to business unit and period-to-period depending upon various factors, including the method used to finance the business, the amount of debt that we have determined to incur, whether a center is owned or leased, the date of acquisition of a facility or business, the original purchase price of a facility or business unit or the tax law of the state in which a business

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

unit operates. These types of charges are dependent on factors unrelated to our underlying business. The additional items we exclude from Adjusted EBITDA and Adjusted EBITDAR are also charges that we believe are unrelated to the operation of our underlying business.  As a result, we believe that the use of EBITDA, Adjusted EBITDA and Adjusted EBITDAR provides a meaningful and consistent comparison of our underlying business between periods by eliminating certain items required by GAAP which have little or no significance in our day-to-day operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(309,406)	$7,556	$(291,347)	$27,727

Plus:
Loss from discontinued operations, net	1,040	477	1,794	1,734
Income tax expense	1,569	5,559	14,642	19,990
Interest expense, net	4,835	10,527	14,689	34,105
Depreciation and amortization	8,295	12,639	23,636	37,449
EBITDA	$(293,667)	$36,758	$(236,586)	$121,005

Plus:
Loss on sale of assets, net	809	-	809	-
Restructuring costs	2,426	-	2,728	-
Loss on asset impairment	317,091	-	317,091	-
Adjusted EBITDA	$26,659	$36,758	$84,042	$121,005

Plus:
Center rent expense	37,184	18,954	111,110	56,306
Adjusted EBITDAR	$63,843	$55,712	$195,152	$177,311

The following discussion of the “Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010” is based, in part, on the financial information presented in Note 8 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $12.5 million, or 2.6%, to $485.9 million for the three months ended September 30, 2011 from $473.4 million for the three months ended September 30, 2010.  We reported a net loss for the three months ended September 30, 2011 of $309.4 million and net income of $7.5 million for the three months ended September 20, 2010.

The increase in net revenues for the 2011 period included $13.7 million of additional revenue in our Inpatient Services segment, which were partially offset by a $0.7 million decrease in nonaffiliated revenues from our Rehabilitation Therapy Services segment and a $0.5 million decrease in nonaffiliated revenue from our Medical Staffing segment.

Operating salaries and benefits increased $4.7 million, or 1.8%, to $273.2 million (56.2% of net revenues) for the three months ended September 30, 2011 from $268.5 million (56.7% of net revenues) for the three months ended September 30, 2010.  The increase resulted primarily from increased wage rates and benefits.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.8 million, or 5.5%, to $15.3 million (3.1% of net revenues) for the three months ended September 30, 2011 from $14.5 million (3.1% of net revenues) for the three months ended September 30, 2010, primarily due to increased claims related activity in our general and professional liability self-insurance.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Other operating costs increased $3.1 million, or 2.8%, to $113.8 million (23.4% of net revenues) for the three months ended September 30, 2011 from $110.7 million (23.4% of net revenues) for the three months ended September 30, 2010.  The increase was primarily due to increases in purchased services, supplies and provider taxes.

Center rent expense increased $18.2 million, or 95.8%, to $37.2 million (7.7% of net revenues) for the three months ended September 30, 2011 from $19.0 million (4.0% of net revenues) for the three months ended September 30, 2010.  The increase is primarily attributable to the new lease agreements entered into with Sabra in conjunction with the Separation.

General and administrative expenses increased $0.7 million, or 5.0%, to $14.8 million (3.1% of net revenues) for the three months ended September 30, 2011 from $14.1 million (3.0% of net revenues) for the three months ended September 30, 2010.  The increase was primarily due to increased purchased services.

Depreciation and amortization decreased $4.3 million, or 34.1%, to $8.3 million (1.7% of net revenues) for the three months ended September 30, 2011 from $12.6 million (2.7% of net revenues) for the three months ended September 30, 2010.  The decrease was attributable to the transfer of assets to Sabra in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.2 million, or 3.9%, to $4.9 million (1.0% of net revenues) for the three months ended September 30, 2011 from $5.1 million (1.1% of net revenues) for the three months ended September 30, 2010.  The decrease resulted from improving cash collections trends, which improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.

Net interest expense decreased $5.7 million, or 54.3%, to $4.8 million (1.0% of net revenues) for the three months ended September 30, 2011 from $10.5 million (2.2% of net revenues) for the three months ended September 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

Other expenses for the three months ended September 30, 2011 consisted of a $317.1 million loss on asset impairment, $2.4 million of restructuring costs and a $0.8 million loss on sale of assets.  The $317.1 million loss on asset impairment is discuss in more detail in “Asset Impairment” above and in Note 2 – “Asset Impairment” of our consolidated financial statements included in this Form 10-Q.  The $2.4 million of restructuring costs is discussed in more detail in “2011 Restructuring” above and in the Restructuring Costs portion Note 1 – “Nature of Business” of our consolidated financial statements included in this Form 10-Q.  The $0.8 million loss on sale of assets resulted from the disposal of two hospice operations during the quarter and is discussed in Note 5 – “Discontinued Operations” of our consolidated financial statements included in this Form 10-Q.  Other expenses for the three months ended September 30, 2010 consisted of $4.7 million of REIT transaction costs associated with the Separation.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended September 30 (dollars in thousands):

	2011		2010

Inpatient Services	$435,271	89.6%	$421,573	89.1%
Rehabilitation Therapy Services	62,359	12.8	51,740	10.9
Medical Staffing Services	21,753	4.5	22,205	4.7
Corporate	15	-	14	-
Intersegment Eliminations	(33,548)	(6.9)	(22,121)	(4.7)

Total net revenues	$485,850	100.0%	$473,411	100.0%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended September 30 (in thousands):

	2011	2010

Rehabilitation Therapy Services	$32,791	$21,397
Medical Staffing Services	757	724
Total intersegment revenue	$33,548	$22,121

The following table sets forth the amount of net segment income for the three months ended September 30 (in thousands):

	2011	2010

Inpatient Services	$30,726	$36,168
Rehabilitation Therapy Services	2,296	3,961
Medical Staffing Services	1,221	1,195
Net segment income before Corporate	34,243	41,324
Corporate	(20,714)	(27,732)
Net segment income	$13,529	$13,592

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the strengths and performance of each segment based on operations and financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, transaction costs, restructuring costs, loss on sale of assets, loss on asset impairment and discontinued operations.  Net segment income for the three months ended September 30, 2011 for (1) our Inpatient Services segment decreased $5.4 million, or 15.0%, to $30.7 million, (2) our Rehabilitation Therapy Services segment decreased $1.7 million, or 42.0%, to $2.3 million and (3) our Medical Staffing Services segment remained unchanged at $1.2 million in comparison to the three months ended September 30, 2010, due to the factors discussed below for each segment.  We use net segment income among other things to help identify opportunities for improvement and assist in allocating resources to each segment.

Inpatient Services

Net revenues increased $13.7 million, or 3.2%, to $435.3 million for the three months ended September 30, 2011 from $421.6 million for the three months ended September 30, 2010.  The increase was primarily the result of:

-
a $14.4 million increase in Medicare revenues as a result of a $13.3 million increase in revenues related to Medicare Part A rates, a $0.8 million increase due to an increased customer base, and a $0.3 million increase in Medicare Part B revenues;

-	a $3.6 million increase in hospice revenues due to internal growth and an acquisition of a hospice company in December 2010;

-	a $0.4 million increase in managed care and commercial insurance revenues driven primarily by improved rates;

-	a $0.2 million increase in other revenue including from veterans’ coverage and other various inpatient services; and

-	a $0.1 million increase in Medicaid revenues consisting of a $1.5 million increase related to higher rates, offset in part by a $1.4 million from a decrease in customer base;

Offset in part by:

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $2.7 million decrease due to closure of operations in 2010 and 2011; and

-	a $2.3 million decrease in private revenues primarily due to a lower customer base.

Operating salaries and benefits expenses decreased $6.7 million, or 3.2%, to $202.7 million for the three months ended September 30, 2011 from $209.4 million for the three months ended September 30, 2010.  The decrease was attributable to the following:

-
a decrease of $7.9 million in salaries, wages and benefits due primarily to the transfer of therapists from our Inpatient Services segment to our Rehabilitation Services segment, as well as the outsourcing of housekeeping services;

Offset in part by:

-	increases in compensation and related benefits of $1.2 million due to merit and cost of living adjustments.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.5 million, or 3.6%, to $14.2 million for the three months ended September 30, 2011 as compared to $13.7 million for the three months ended September 30, 2010, which was driven by increased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $14.5 million, or 12.7%, to $128.8 million for the three months ended September 30, 2011 from $114.3 million for the three months ended September 30, 2010.  The increase was attributable to the following:

-	a $10.5 million increase in contract labor resulting from use of therapists in our Rehabilitation Therapy Services segment who were formerly employed by our Inpatient Services segment;

-	a $1.3 million increase in purchased services primarily related to outsourced housekeeping contracts;

-	a $1.2 million increase in other supplies, principally food and oxygen;

-	a $1.2 million increase in provider taxes due to increased provider tax rates from a number of states in which we operate;

-	a $0.5 million increase in equipment rental costs; and

-	a $0.4 million increase in utility costs;

Offset in part by:

-	a $0.6 million decrease in administrative costs to manage the therapists that transferred to our Rehabilitation Therapy Services segment.

Operating administrative expenses decreased $0.5 million, or 4.6%, to $10.3 million for the three months ended September 30, 2011 compared to $10.8 million for the three months ended September 30, 2010, primarily due to lower salaries and benefits expense.

Center rent expense increased $18.3 million, or 98.4%, to $36.9 million for the three months ended September 30, 2011 from $18.6 million for the three months ended September 30, 2010.  The increase is attributable to the new lease agreements entered into with Sabra in conjunction with the Separation and other negotiated rent increases.

Depreciation and amortization decreased $4.6 million, or 40.0%, to $6.9 million for the three months ended September 30, 2011 from $11.5 million for the three months ended September 30, 2010.  The decrease was attributable to the transfer of assets to Sabra in conjunction with the Separation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The provision for losses on accounts receivable increased $0.2 million, or 4.3%, to $4.8 million for the three months ended September 30, 2011 from $4.6 million for the three months ended September 30, 2010.  The increased expense is due to slower cash collections.

Net interest expense decreased $2.5 million, or 100.0%, for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010.  The decrease is primarily the result of the transfer of mortgages for previously owned centers to Sabra in conjunction with the Separation.  Our remaining owned centers have no debt.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $10.7 million, or 20.7%, to $62.4 million for the three months ended September 30, 2011 from $51.7 million for the three months ended September 30, 2010. The revenue increase was the result of:

-
an increase of $11.6 million attributable to increased billable minutes, primarily due to the addition of 48 new affiliated contracts resulting from the transfer of therapy employees from our Inpatient Services segment to our Rehabilitation Therapy Services segment;

Offset in part by:

-
a decrease of $0.7 million due to a lower revenue per minute.  This rate decrease was due to the negative impacts of the MPPR rule, which reduced Medicare Part B rates, that was put in place January 2011 in the amount of $1.6 million. The effects were partially offset by nonaffiliated and affiliated rate increases as well as other Part B rate increases; and

-	a decrease in other revenue of $0.2 million primarily due to a one-time legal settlement received in 2010.

Operating salaries and benefits expenses increased $11.4 million, or 26.7%, to $54.3 million for the three months ended September 30, 2011 from $42.9 million for the three months ended September 30, 2010.  The increase was driven primarily by the transfer of therapists from our Inpatient Services segment to our Rehabilitation Therapy services segment associated with the transfer of 48 affiliated contracts and wage rate increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $0.4 million, or 1.8%, to $21.8 million for the three months ended September 30, 2011 from $22.2 million for the three months ended September 30, 2010.  The decrease was primarily the result of:

-	a decrease of $0.2 million due to a decline in therapy and pharmacy staffing lines of business;

-	a decrease of $0.1 million due to a decrease in nursing hours; and

-	a decrease of $0.1 million due to lower fees earned from temporary placement of physicians.

Corporate

General and administrative expenses not directly attributed to segments increased $0.7 million, or 5.0%, to $14.8 million for the three months ended September 30, 2011 from $14.1 million for the three months ended September 30, 2010.  The increase was primarily due to increased purchased services.

Interest expense not directly attributed to operating segments decreased $3.1 million, or 38.8%, to $4.9 million for the three months ended September 30, 2011 from $8.0 million for the three months ended September 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Net revenues increased $41.7 million, or 2.9%, to $1,457.4 million for the nine months ended September 30, 2011 from $1,415.7 million for the nine months ended September 30, 2010.  We reported net (loss) income for the nine month periods ended September 30, 2011 and 2010 of $(291.3) million and $27.7 million, respectively.

The increase in net revenues for the 2011 period included $44.2 million of additional revenue in our Inpatient Services segment, which were partially offset by a $0.1 million decrease in nonaffiliated revenues from our Rehabilitation Therapy Services segment and a $2.4 million decrease in nonaffiliated revenue from our Medical Staffing segment.

Operating salaries and benefits increased $18.6 million, or 2.3%, to $818.2 million (56.1% of net revenues) for the nine months ended September 30, 2011 from $799.6 million (56.5% of net revenues) for the nine months ended September 30, 2010.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $2.4 million, or 5.5%, to $45.8 million (3.1% of net revenues) for the nine months ended September 30, 2011 from $43.4 million (3.1% of net revenues) for the nine months ended September 30, 2010, primarily due to increased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $10.1 million, or 3.1%, to $338.1 million (23.2% of net revenues) for the nine months ended September 30, 2011 from $328.0 million (23.1% of net revenues) for the nine months ended September 30, 2010.  The increase was primarily due to increases in purchased services, supplies and provider taxes.

Center rent expense increased $54.8 million, or 97.3%, to $111.1 million (7.6% of net revenues) for the nine months ended September 30, 2011 from $56.3 million (4.0% of net revenues) for the nine months ended September 30, 2010.  The increase is primarily attributable to the new lease agreements entered into with Sabra in conjunction with the Separation.

General and administrative expenses increased $0.6 million, or 1.3%, to $45.2 million (3.1% of net revenues) for the nine months ended September 30, 2011 from $44.6 million (3.1% of net revenues) for the nine months ended September 30, 2010.  The increase was primarily due to increased purchased services.

Depreciation and amortization decreased $13.8 million, or 36.9%, to $23.6 million (1.6% of net revenues) for the nine months ended September 30, 2011 from $37.4 million (2.6% of net revenues) for the nine months ended September 30, 2010.  The decrease was attributable to the transfer of assets to Sabra in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.8 million, or 5.1%, to $15.0 million (1.0% of net revenues) for the nine months ended September 30, 2011 from $15.8 million (1.1% of net revenues) for the nine months ended September 30, 2010.  The decrease resulted from improving cash collections trends, which improved our accounts receivable aging, leading to a reduction in our provision for losses on accounts receivable for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.

Net interest expense decreased $19.4 million, or 56.9%, to $14.7 million (1.0% of net revenues) for the nine months ended September 30, 2011 from $34.1 million (2.4% of net revenues) for the nine months ended September 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

Other expenses for the nine months ended September 30, 2011 consisted of a $317.1 million loss on asset impairment, $2.7 million of restructuring costs and a $0.8 million loss on sale of assets.  The $317.1 million loss on asset impairment is discuss in more detail in “Asset Impairment” above and in Note 2 – “Asset Impairment” of our consolidated financial statements included in this Form 10-Q.  Of the $2.7 million of restructuring costs, $2.4 million is discussed in more detail in “2011 Restructuring” above and in the Restructuring Costs portion Note 1 – “Nature of Business” of our consolidated financial statements included in this Form 10-Q.  The remaining $0.3 million relations to costs related to the integration of a

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

December 2010 hospice acquisition.  The $0.8 million loss on sale of assets resulted from the disposal of two hospice operations during the quarter and is discussed in Note 5 – “Discontinued Operations” of our consolidated financial statements included in this Form 10-Q.  Other expenses for the three months ended September 30, 2010 consisted of $7.0 million of REIT transaction costs associated with the Separation.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the nine months ended September 30 (dollars in thousands):

	2011		2010

Inpatient Services	$1,302,431	89.4%	$1,258,271	88.9%
Rehabilitation Therapy Services	188,355	12.9	153,307	10.8
Medical Staffing Services	67,388	4.6	69,076	4.9
Corporate	36	-	28	-
Intersegment Eliminations	(100,789)	(6.9)	(64,948)	(4.6)
Total net revenues	$1,457,421	100.0%	$1,415,734	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the nine months ended September 30 (in thousands):

	2011	2010

Rehabilitation Therapy Services	$98,710	$63,584
Medical Staffing Services	2,079	1,364
Total intersegment revenue	$100,789	$64,948

The following table sets forth the amount of net segment income for the nine months ended September 30 (in thousands):

	2011	2010

Inpatient Services	$95,880	$113,601
Rehabilitation Therapy Services	8,495	11,757
Medical Staffing Services	4,082	4,479
Net segment income before Corporate	108,457	129,837
Corporate	(62,740)	(80,386)
Net segment income	$45,717	$49,451

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the strengths and performance of each segment based on operational and financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, transaction costs, restructuring costs, loss on sale of assets, loss on asset impairment and discontinued operations.  Net segment income for the nine months ended September 30, 2011 for (1) our Inpatient Services segment decreased $17.7 million, or 15.6%, to $95.9 million, (2) our Rehabilitation Therapy Services segment decreased $3.3 million, or 27.7%, to $8.5 million and (3) our Medical Staffing Services segment decreased $0.4 million, or 8.9%, to $4.1 million in comparison to the nine months ended September 30, 2010, due to the factors discussed below for each segment.  We use net segment income among other things to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Net revenues increased $44.1 million, or 3.5%, to $1,302.4 million for the nine months ended September 30, 2011 from $1,258.3 million for the nine months ended September 30, 2010.  The increase was primarily the result of:

-
an increase of $45.9 million in Medicare revenues as a result of a $40.5 million increase in revenues related to Medicare Part A rates, a $5.1 million increase due to an increased customer base, and a $0.3 million increase in Medicare Part B revenues;

-	a $10.0 million increase in hospice revenues due to internal growth and an acquisition of a hospice company in December 2010;

-	a $1.9 million increase in other revenue including from veterans’ coverage and other various inpatient services; and

-	a $1.7 million increase in managed care and commercial insurance revenues driven primarily by improved rates;

Offset in part by:

-	an $8.1 million decrease due to closure of operations in 2010 and 2011;

-	a decrease of $4.5 million in private revenues primarily due to a lower customer base; and

-	a $2.8 million decrease in Medicaid revenues consisting of a $1.3 million increase related to higher rates, offset by a $4.1 million from a decrease in customer base.

Operating salaries and benefits expenses decreased $17.0 million, or 2.7%, to $605.5 million for the nine months ended September 30, 2011 from $622.5 million for the nine months ended September 30, 2010.  The decrease was attributable to the following:

-
a decrease of $23.7 million in salaries, wages and benefits due primarily to the transfer of therapists from our Inpatient Services segment to our Rehabilitation Services segment, as well as the outsourcing of housekeeping services;

Offset in part by:

-	an increase in salaries and related benefits of $3.9 million related to an acquisition of a hospice company in December 2010; and

-	increases in compensation and related benefits of $2.8 million due to merit and cost of living adjustments.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $1.6 million, or 3.9%, to $42.6 million for the nine months ended September 30, 2011 as compared to $41.0 million for the nine months ended September 30, 2010, which was driven by increased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $45.2 million, or 13.4%, to $383.4 million for the nine months ended September 30, 2011 from $338.2 million for the nine months ended September 30, 2010.  The increase was attributable to the following:

-	a $34.0 million increase in contract labor resulting from use of therapists in with our Rehabilitation Therapy Services segment who were formerly employed by our Inpatient Services segment;

-	a $4.6 million increase in purchased services primarily related to outsourced housekeeping contracts;

-	a $4.4 million increase in other supplies, principally food and oxygen;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $3.5 million increase in provider taxes due to increased provider tax rates from a number of states in which we operate;

-	a $1.5 million increase in utility costs; and

-	a $0.7 million increase in equipment rentals costs;

Offset in part by:

-	a $2.0 million decrease in administrative costs to manage the therapists that transferred to our Rehabilitation Therapy Services segment;

-	a $0.9 million decrease in education and training costs; and

-	a $0.6 million decrease in real estate tax expense.

Operating administrative expenses increased $0.1 million, or 0.3%, to $31.0 million for the nine months ended September 30, 2011 compared to $30.9 million for the nine months ended September 30, 2010, primarily due to higher salaries and benefits expense.

Center rent expense increased $54.9 million, or 99.3%, to $110.2 million for the nine months ended September 30, 2011 from $55.3 million for the nine months ended September 30, 2010.  The increase is attributable to the new lease agreements entered into with Sabra in conjunction with the Separation and other negotiated rent increases.

Depreciation and amortization decreased $14.3 million, or 42.1%, to $19.7 million for the nine months ended September 30, 2011 from $34.0 million for the nine months ended September 30, 2010.  The decrease was attributable to the transfer of assets to Sabra in conjunction with the Separation.

The provision for losses on accounts receivable decreased $0.7 million, or 4.7%, to $14.2 million for the nine months ended September 30, 2011 from $14.9 million for the nine months ended September 30, 2010.  The decreased expense is due to improving cash collections trends.

Net interest expense decreased $7.9 million, or 101.3%, for the nine months ended September 30, 2011 from $7.8 million for the nine months ended September 30, 2010.  The decrease is the result of the transfer of mortgages for previously owned centers to Sabra in conjunction with the Separation.  Our remaining owned centers have no debt.

Rehabilitation Therapy Services

Total revenues from the Rehabilitation Therapy Services segment increased $35.1 million, or 22.9%, to $188.4 million for the nine months ended September 30, 2011 from $153.3 million for the nine months ended September 30, 2010. The revenue increase was the result of:

-
an increase of $35.6 million attributable to increased billable minutes, primarily due to the addition of 48 new affiliated contracts resulting from the transfer of therapy employees from our Inpatient Services segment to our Rehabilitation Therapy Services segment; and

Offset in part by:

-
a decrease of $0.5 million attributable to a lower revenue per minute.  This rate decrease was due to the negative impacts of the MPPR rule, which reduced Medicare Part B rates, that was put in place January 2011 in the amount of $4.6 million, mostly offset by nonaffiliated and affiliated rate increases as well as other Part B rate increases and adjustments.

Operating salaries and benefits expenses increased $35.2 million, or 27.8%, to $161.9 million for the nine months ended September 30, 2011 from $126.7 million for the nine months ended September 30, 2010.  The increase was driven by the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

transfer of therapists from our Inpatient Services segment to our Rehabilitation Therapy services segment associated with the transfer of 48 affiliated contracts and wage increases.

Medical Staffing Services

Total revenues from the Medical Staffing Services segment decreased $1.7 million, or 2.5%, to $67.4 million for the nine months ended September 30, 2011 from $69.1 million for the nine months ended September 30, 2010.  The decrease was primarily the result of:

-	a decrease of $1.4 million due to a decline in therapy and pharmacy staffing hours; and

-	a decrease of $1.0 million due to lower fees earned from the temporary placement of physicians;

Offset in part by:

-	an increase of $0.7 million due to an increase in billable hours for nurse staffing.

Operating salaries and benefits expenses increased $0.4 million, or 0.8%, to $50.8 million for the nine months ended September 30, 2011 as compared to $50.4 million for the nine months ended September 30, 2010.  The decrease is due to the decline in staffing hours referenced above.

Corporate

General and administrative expenses not directly attributed to segments increased $0.6 million, or 1.3%, to $45.2 million for the nine months ended September 30, 2011 from $44.6 million for the nine months ended September 30, 2010.  The increase was primarily due to increased purchased services.

Interest expense not directly attributed to operating segments decreased $11.5 million, or 43.7%, to $14.8 million for the nine months ended September 30, 2011 from $26.3 million for the nine months ended September 30, 2010 due to lower aggregate indebtedness resulting from the Separation.

Liquidity and Capital Resources

For the three months and nine months ended September 30, 2011, our net loss was $309.4 million and $291.3 million, respectively, which included a non-cash pre-tax loss on asset impairment of $317.1 million.  As of September 30, 2011, our working capital was $191.3 million and we had cash and cash equivalents of $91.2 million, $142.6 million in borrowings and $59.6 million available under our revolving credit facility. As of September 30, 2011, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness as described under “Loan Agreements” below.

While we are continuing to evaluate the impact of the CMS Final Rule, we estimate that the prospective net impact of the CMS Final Rule on our operations, after giving effect to our mitigation initiative, will be a reduction of income before income taxes of between $22 million and $23 million for the fourth quarter of 2011 and between $45 million and $50 million for 2012.  The substantial reduction in profitability will result in a reduced cash flow and liquidity.

Based on our current analysis, we anticipate that we will be in compliance with the covenants in our credit agreement, and be able to utilize the revolving credit facility, at least through 2012.

Based on current levels of operations and the mitigation initiative described above, we believe that our operating cash flows (which were $17.9 million for the three months ended September 30, 2011 and $49.3 million for the nine months ended September 30, 2011), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary), scheduled debt service payments and our other commitments described in our 2010 Form 10-K in the table under “Obligations and Commitments” at least through the next twelve months, notwithstanding the negative impact of the multi-year economic

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

downturn on our ability to collect certain of our accounts receivable and the loss of revenue resulting from the CMS final rule.  We believe our long term liquidity needs will be satisfied by these same sources.  We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.  Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to incur additional indebtedness, if needed. However, there can be no assurance that we will be able to incur additional indebtedness or access additional sources of capital, such as issuing debt or equity securities, on terms that are acceptable to us or at all.

The State of California intends to implement a holdback of 10% on Medicaid payments to skilled nursing facility providers.  The reimbursement rates remain unchanged, but 10% of payment for dates of service from June 1, 2011 to July 31, 2012 will be retained by the state.  Legislation requires that the funds be repaid no later than December 31, 2012.  CMS approved California’s State Plan Amendment in October 2011, allowing California to proceed with the holdback.  Presently, no withholding has been initiated and it is unclear when California will take action to implement the 10% payment reduction.  However, it is likely that payment withholdings will occur during the first half of 2012.

Cash Flows

During the nine months ended September 30, 2011, net cash provided by operating activities decreased by $55.0 million as compared to the same period last year.  In addition to decreased net income of $319.1 million, the decrease in cash flows from operating activities was the result of (i) our period-over-period decrease in working capital changes of $35.5 million, driven principally by temporary cash usage from the impact of timing differences on scheduled payroll and accounts payable disbursement cycles, plus increased payments of claims accrued in our self-insurance obligations in an effort to settle claims and the related funding of cash restricted for future settlements and (ii) a period-over-period increase of $299.6 million in non-cash adjustments to net income, principally related to loss on asset impairment.  Increased center rent expense of $54.8 million and reduced interest expense of $19.4 million, which also resulted primarily from the Separation, contributed to the decrease in net cash provided by operating activities.  All of these factors are discussed in “Results of Operations” above.

Net cash used for investing activities of $30.9 million for the nine months ended September 30, 2011 were for capital expenditures and payments related to a December 2010 hospice acquisition, offset in part by cash received for sale of assets.

Net cash used for financing activities was $8.4 million for the nine months ended September 30, 2011, which was attributable to repayments of long-term debt and capital lease obligations.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $14.2 million and $13.8 million for the three months ended September 30, 2011 and 2010, respectively.

Loan Agreements

In October 2010, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The Credit Agreement provides for $150.0 million in term loans ($139.9 million outstanding at September 30, 2011), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million funded letter of credit facility funded by proceeds of additional term loans, which was fully utilized at September 30, 2011.  The revolving credit facility is undrawn as of September 30, 2011 but was utilized for $0.4 million of letters of credit.  In the event we require additional letters of credit in the future, we will need to utilize availability under the revolving credit facility. The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

								Fair Value	Fair Value
	Expected Maturity Dates							September 30,	December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011 (1)	2010 (1)
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$1,033	$947	$679	$-	$-	$-	$2,659	$2,532	$8,584
Rate	8.7%	8.6%	8.5%	-%	-%	-%

Variable rate debt	$10,000	$10,000	$10,000	$10,000	$10,000	$89,922	$139,922	$108,440	$147,500
Rate	11.5%	7.5%	7.5%	7.5%	7.5%	7.5%

Interest rate hedges:								$1,922	$-
Cap	$82,500	$82,500	$-	$-	$-	$-
Maximum rate	1.75%	1.75%	-	-	-	-
Variable to fixed	$-	$-	$82,500	$82,500	$-	$-
Average pay rate	-	-	3.185%	3.185%	-	-
Average receive rate	-	-	1.75%	1.75%	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, William A. Mathies, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

On July 29, 2011, CMS released the CMS Final Rule for skilled nursing facilities for the 2012 federal fiscal year, which became effective on October 1, 2011.  After the application of the market basket increase of 2.7%, the productivity adjustment of -1.0% and the parity adjustment of -12.6%, the prospective net decrease in Medicare reimbursement rates under the CMS Final Rule is 11.1%.  Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that will further reduce our revenues from the Medicare program and/or increase our costs of providing such services.  As a result of this decrease, during the third quarter ended September 30, 2011, we commenced a broad-based mitigation initiative, which includes infrastructure cost reductions, to reduce the impact of the CMS Final Rule on our business and results of operations.  During the third quarter ended September 30, 2011, we incurred $2.4 million of restructuring costs for this initiative, which consisted primarily of severance benefits resulting from reductions of staff.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 6(b) – “Commitments and Contingencies – Litigation” of our consolidated financial statements included in this Form 10-Q, which is incorporated by reference to this item.

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

The decrease in Medicare revenues as a result of the final rule issued by the Centers for Medicare and Medicaid Services, or from future legislative or regulatory action, could have adverse effects on our financial condition and require us to seek waivers from our lenders and landlords.

Our revenues are heavily dependent on payments administered under the Medicare and Medicaid programs. The final rule issued on July 29, 2011 by CMS for Medicare reimbursement rates for skilled nursing facilities for the 2012 federal fiscal year, which began October 1, 2011, provides for an 11.1% prospective net reduction from Medicare reimbursement rates, after the application of the market basket increase of 2.7% less the productivity adjustment of 1.0%, prevailing in the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

2011 federal fiscal year and makes changes in therapy reimbursement that will further reduce our revenues from the Medicare program or increase our costs of providing such services.  There are additional regulatory or legislative initiatives pending that could further reduce Medicare payments for our healthcare services.  In addition, the failure of the "Supercommittee" to agree upon a plan to reduce the federal deficit would lead to automatic expense reduction, which includes an across-the-board 2% cut to Medicare payments, including those for skilled nursing facilities.  The adverse effects resulting from the reduction in our Medicare revenues could include, but are not limited to, reduced liquidity and cash flows, which could result in our need to seek waivers from our lenders and landlords and/or attempt to renegotiate our Credit Agreement and affected lease agreements. If we are required to seek such waivers and/or renegotiate the terms of such agreements, there is no assurance that we will be successful in obtaining the waivers or amending any such agreement on terms that are acceptable to us, or at all, which could have an adverse effect on our financial position, results of operations and cash flows.

ITEM 6. EXHIBITS

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 3, 2011