Form 10-K
period 2011-12-31
SUN HEALTHCARE GROUP INC
filed 2012-03-01
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

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
Large accelerated filer☐     Accelerated filer☒     Non-accelerated filer☐     Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Select Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $201.6 million.

     On February 29, 2012, Sun Healthcare Group, Inc. had 25,167,645 outstanding shares of Common Stock.

Documents Incorporated by Reference:  Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement for the 2012 Annual Meeting to be filed prior to April 30, 2012.

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
__________________________________________

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information provided in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”).  Any statements that do not relate to historical or current facts or matters are forward-looking statements.  Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs, the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities and potential acquisitions, competitive position, employee and labor relations, plans and objectives of management for future operations and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution investors that any forward-looking statements made by us herein are not guarantees of future performance and that investors should not place undue reliance on any of such forward-looking statements, which speak only as of the date of this report.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You should carefully consider the disclosures we make concerning risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including those described in this report under Part I, Item 1A – “Risk Factors” and any of those made in our other reports filed with the Securities and Exchange Commission. There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.  Business

Overview

Sun Healthcare Group, Inc. (NASDAQ GS: SUNH) is a healthcare services company, serving principally the senior population, with consolidated annual revenues in excess of $1.9 billion and approximately 29,000 employees in 46 states. Sun’s services are provided through its subsidiaries: as of December 31, 2011, SunBridge Healthcare, LLC (“SunBridge”) and its subsidiaries operated 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers with an aggregate of 22,860 licensed beds in 25 states; SunDance Rehabilitation Corporation (“SunDance”) provided rehabilitation therapy services to affiliated and non-affiliated centers in 36 states; CareerStaff Unlimited, Inc. (“CareerStaff”) provided medical staffing services in 40 states; and SolAmor Hospice Corporation (“SolAmor”) provided hospice services in 11 states.

2010 Restructuring

On November 15, 2010, our former parent, Sun Healthcare Group, Inc. (“Old Sun”), completed a restructuring by separating its real estate assets and operating assets into two separate publicly traded companies.  The restructuring consisted of certain key transactions to effect the reorganization, such that (i) substantially all of Old Sun’s owned real property and related mortgage indebtedness owed to third parties were transferred to or assumed by Sabra Health Care REIT, Inc (“Sabra”), a Maryland corporation and a wholly owned subsidiary of Old Sun, or one or more subsidiaries of Sabra, and (ii) all of Old Sun’s operations and other assets and liabilities were transferred to or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of Old Sun (“New Sun”), or one or more subsidiaries of New Sun.

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

In this Annual Report, we discuss the business of both Old Sun and of New Sun because New Sun has continued the business of Old Sun and is the successor issuer to Old Sun for purposes of the Securities Exchange of 1934, as amended (the “Exchange Act”). References to ‘we’, ‘us’ ‘our’ and the ‘Company’ refer to Old Sun and New Sun and their businesses.

Business Segments

During 2011, our subsidiaries engaged in the following three principal reportable segments:

➢	inpatient services, primarily skilled nursing centers and hospice services;
➢	rehabilitation therapy services; and
➢	medical staffing services.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient services.    As of December 31, 2011, SunBridge and other subsidiaries operated 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers with an aggregate of 22,860 licensed beds in 25 states. Our skilled nursing centers provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Rehab Recovery Suites (“RRS”), which specialize in Medicare and managed care patients, are located in 75 of our skilled nursing centers, and 47 of our skilled nursing centers contain units dedicated to the care of residents with Alzheimer’s disease. Our assisted living centers provide services that include minimal nursing assistance, housekeeping, nutrition, laundry and administrative services for individuals requiring minimal assistance for activities in daily living. Our independent living centers provide services that include security, housekeeping, nutrition and limited laundry services for individuals requiring no assistance for activities in daily living. Our mental health centers provide a range of inpatient and outpatient behavioral health services for adults and children through specialized treatment programs. In addition, SolAmor provides hospice services, including palliative care, social services, pain management and spiritual counseling, in 11 states for individuals facing end-of-life issues. We generated 89.3%, 89.0% and 89.0% of our consolidated net revenues through inpatient services in 2011, 2010 and 2009, respectively.

Rehabilitation therapy services.  SunDance provides a broad array of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. As of December 31, 2011, SunDance provided rehabilitation therapy services through 517 contracts in 36 states, 339 of which were operated by nonaffiliated parties and 178 of which were operated by affiliates.  We generated 6.2%, 6.3% and 5.6% of our consolidated net revenues through rehabilitation therapy services in 2011, 2010 and 2009, respectively.

Medical staffing services.  CareerStaff provides temporary medical staffing in 40 states. For the year ended December 31, 2011, CareerStaff derived 44.2% of its revenues from hospitals and other providers, 34.5% from skilled nursing centers, 16.9% from schools and 4.4% from prisons. CareerStaff provides (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians and (v) related medical personnel. We generated 4.5%, 4.7% and 5.4% of our consolidated net revenues through medical staffing services in 2011, 2010 and 2009, respectively.

See Note 13 – “Segment Information” to our consolidated financial statements included in this Annual Report for additional information regarding our segments.

Competition

Our businesses are competitive. The nature of competition within the inpatient services industry varies by location. We compete with other healthcare centers based on key factors such as the number of centers in the local market, the types of services available, quality of care, medical technology, reputation, age and appearance of each center and the cost of care in each locality. Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Competitive Strengths

We believe that the following strengths will allow us to improve our operations and profitability:

•
High-Quality Portfolio. Our operations are geographically diversified and characterized by strong operating metrics. The quality of our operations enables SunBridge to manage patients with higher acuity levels (i.e., the condition and needs of patients that determines the level of skilled nursing and rehabilitation therapy services required).  Higher acuity levels help drive operating margins. The size of our operations enables us to realize the benefits of economies of scale, purchasing power and increased operating efficiencies. Furthermore, our geographic diversity helps to mitigate the risk associated with adverse regulatory changes related to Medicaid reimbursement in any one state.

•
Core Inpatient Services Business. Our inpatient business has the ability to achieve consistent revenue and earnings growth by expanding services and increasing focus on integrated skilled nursing care and rehabilitation therapy services to attract high-acuity patients to all of our nursing and rehabilitation centers.  In addition, we focus on targeting specific centers with Rehab Recovery Suites that exclusively specialize in caring for high-acuity patients.

•
Quality of Care. SunBridge’s centers maintain initiatives to provide high quality of care to their patients. The centers also utilize systems-based management programs that monitor quality of care metrics to assist the centers with evaluating performance. These initiatives and programs have resulted in third-party recognition for quality of care and clinical services in a variety of ways at local and national levels.  For example, 83 of our centers have been recipients of the American Health Care Association’s National Bronze Quality Award and five of our centers have been recipients of the silver award.

•
Ancillary Businesses Will Support Inpatient Services and Provide Diversification. SunDance, our rehabilitation therapy business, complements our core inpatient services business. Its services are particularly attractive to high-acuity patients who require more intensive and medically complex care. SunDance has demonstrated the ability to grow organically and partner with non-affiliated skilled and assisted living facilities in delivering efficient and effective rehabilitation services to customers in 36 states. SolAmor, our hospice business, serves patients in certain of our nursing centers, in-home settings and non-affiliated centers, and is an increasingly important contributor to our earnings growth and operating margin.  CareerStaff, our medical staffing business, primarily services non-affiliated providers and derives a majority of its revenues from its placement of therapists. CareerStaff also places physicians, nurses and pharmacists. We expect to continue to leverage the core competencies of CareerStaff’s business to benefit the SunBridge and SunDance businesses. These ancillary businesses diversify our revenue base and provide an opportunity to improve our payor mix.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Business Strategy

We intend to build on our current competitive strengths, grow our businesses and strengthen our position as a nationwide provider of senior healthcare services by pursuing the following:

Inpatient Differentiation. SunBridge intends to increase its inpatient revenue and profitability by continuing to focus on attracting high-acuity patients. We are leveraging our national network, specialized clinical services and technology systems to transition local market-based relationships into lasting partnerships with hospitals, physician groups and managed care/commercial payors. The goal of these partnerships is to improve specific patient care, length of stay and return-to-hospital issues. SunBridge’s branded programs, such as its Rehab Recovery Suites (specializing in high-acuity, short stay patients) and Solana Alzheimer’s units, will continue to play a key role in these partnerships and in differentiating the company in local markets and nationally, making SunBridge the logical choice for providers and payors seeking a trusted post-acute partner to help manage patients and outcomes across the care continuum. SunBridge expects to continue to invest in programs that merge physical plant and clinical upgrades to satisfy the unique needs of short stay and residential patients alike as well providing value to the local community.

Leveraging our Ancillary Services. Our ancillary services businesses provide us with diversified revenue sources, a favorable payor mix and growth opportunities in both affiliated and non-affiliated settings. In intersecting markets (markets where more than one of our subsidiaries operate), we expect to focus on cross-marketing our services to differentiate us from our competitors who do not benefit from a partnership with their therapeutic and staffing vendors. For example, SunDance’s proprietary programs and strategic initiatives to implement best-in-class processes and technology are expected to have a direct and positive impact on SunBridge’s patient care, Medicare rate and overall revenue growth. Similarly, SolAmor operates as a preferred provider of hospice services in each of the 10 states where both SolAmor and SunBridge operate. While patients and their families ultimately choose who they utilize for hospice services, SolAmor is a frequent and trusted choice for many of SunBridge’s patients.

Increasing Operational Efficiency and Leveraging Our Existing Platform. We will focus on improving operating efficiencies without compromising high quality of care. We plan to reduce costs and enhance efficiencies through various methods, including:

•	reducing labor and billing expenses through technological advances and operational improvements that enable management to more efficiently deploy best practices and resources;
•	leveraging the purchasing power of our national footprint to obtain the lowest costs;
•	reducing overhead through process improvement initiatives; and
•	monitoring and analyzing the operations and profitability of individual business units.

Employees and Labor Relations

As of December 31, 2011, we and our subsidiaries had 28,697 full-time, part-time and per diem employees. Of this total, there were 22,615 employees in our inpatient services operations (including 600 employees in our hospice operations), 3,843 employees in our rehabilitation therapy services operations, 1,939 employees in our medical staffing business and 300 employees at our corporate offices.

As of December 31, 2011, SunBridge operated 36 centers with union employees. Approximately 2,800 of our employees (9.8% of all our employees) who worked in healthcare centers in Alabama, California, Connecticut, Georgia, Massachusetts, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 1,100 of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

these employees (3.8% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

Federal and State Regulatory Oversight

The healthcare industry is extensively regulated. In the ordinary course of business, our operations are continuously subject to federal, state and local regulatory scrutiny, supervision and control. This often includes inquiries, investigations, examinations, audits, site visits and surveys. As more fully described below, various laws, including anti-kickback, anti-fraud and abuse provisions codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating these anti-kickback, anti-fraud and abuse provisions include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. If a center is decertified as a Medicare or Medicaid provider by the Centers for Medicare and Medicaid Services (“CMS”), the center will not thereafter be reimbursed for caring for residents that are covered by Medicare and Medicaid, and the center would be forced to care for such residents without being reimbursed or to transfer such residents.

Our skilled nursing centers and mental health centers are currently licensed under applicable state law, and are certified or approved as providers under the Medicare and Medicaid programs. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. The Federal survey agency may also survey a center at their discretion, or at times, as part of a random selection process, they may accompany the state survey agency.  From time to time, we receive notice of noncompliance with various requirements for Medicare/Medicaid participation or state licensure. We review such notices for factual correctness, and based on such reviews, either take appropriate corrective action or challenge the stated basis for the allegation of noncompliance. Where corrective action is required, we work with the reviewing agency to create mutually agreeable measures to be taken to bring the center or service provider into compliance. Under certain circumstances, the federal and state agencies have the authority to take adverse actions against a center or service provider, including the imposition of a monitor, the imposition of monetary penalties and the decertification of a center or provider from participation in the Medicare and/or Medicaid programs or licensure revocation. When appropriate, we vigorously contest such sanctions. Challenging and appealing notices or allegations of noncompliance, where appropriate, can require significant legal expenses and management attention.

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

We are subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws generally prohibit certain direct and indirect payments or fee-splitting arrangements

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

between healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

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

As of December 31, 2011, we had approximately $6.4 million, or 0.3% of our revenues, of claims that were under various stages of review or appeal with the Medicare Administration Contractors/Fiscal Intermediaries.  We cannot assure you that future recoveries will not be material or that any appeal of a medical review or RAC audit that we are pursuing will be successful.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Compliance Process

Our compliance program, referred to as the “Compliance Process,” was initiated in 1996. It has evolved as the requirements of federal and private healthcare programs have changed.  There are seven principal elements to the Compliance Process:

Written Policies, Procedures and Standards of Conduct.    Our business lines have extensive policies and procedures (“P&Ps”) modeled after applicable laws, regulations, government manuals and industry practices and customs. The P&Ps govern the clinical, reimbursement, and operational aspects of each subsidiary. To emphasize adherence to our P&Ps, we distribute a Code of Conduct and an employee handbook.

Designated Compliance Officer and Compliance Committee.    We have a Senior Vice President of Compliance whose responsibilities include, among other things: (i) overseeing the Compliance Process; (ii) overseeing compliance with judicial and regulatory requirements, and functioning as the liaison with the state agencies and the federal government on matters related to the Compliance Process and such requirements; (iii) reporting to our board of directors, the Compliance Committee of our board of directors, and senior corporate managers on the status of the Compliance Process; and (iv) overseeing the coordination of a comprehensive training program which focuses on the elements of the Compliance Process and employee background screening process. Compliance matters are reported to the Compliance Committee of our board of directors on a regular basis. The Compliance Committee is comprised solely of independent directors.

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

Enforcement of Standards.    Our policies, the Code of Conduct and the employee handbook, as well as all associated training materials, clearly indicate that employees who violate our standards will be subject to discipline. Sanctions range from oral warnings to suspensions and/or to termination of employment. We have also adopted a proactive approach to offset the need for punitive measures. First, we have implemented employee background review practices that surpass industry standards. Second, as noted above, we devote

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

significant resources to employee training. Finally, we have adopted a performance management program intended to make certain that all employees are aware of what duties are expected of them and understand that compliance with policies, procedures, standards and laws related to job functions is required.

Responses to Detected Offenses and Development of Corrective Actions.    Correction of detected misconduct or a violation of our policies is the responsibility of every manager. As appropriate, a manager is expected to develop and implement corrective action plans and monitor whether such actions are likely to keep a similar violation from occurring in the future.

The Quality Assurance and Performance Improvement (QAPI) Program. The program is designed to assist our centers to focus on key performance metrics, to self-identify areas of opportunity for improvement and develop performance improvement plans that will help mitigate risk and optimize outcomes.

General Information

New Sun was incorporated in Delaware in 2002, and continues the business of Old Sun, which was incorporated in Delaware in 1993.  Our principal executive offices are located at 18831 Von Karman, Suite 400, Irvine, CA 92612, and our telephone number is (949) 255-7100.  We maintain a website at www.sunh.com.  Through the “Financial Info” and “SEC Filings” links on our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission, each of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

Item 1A. Risk Factors

Our business is dependent on reimbursement rates under federal and state programs, and legislation or regulatory action may reduce or otherwise materially adversely affect the reimbursement rates, which could materially adversely affect our business.

Our revenues are heavily dependent on payments administered under the Medicare and Medicaid programs. The economic downturn has caused many states to institute freezes on or reductions in Medicaid reimbursements to address state budget concerns. Moreover, pursuant to its final rule for skilled nursing facilities for the 2012 federal fiscal year that commenced on October 1, 2011 (the “CMS Final Rule”), CMS reduced our Medicare part A payment rates by approximately 12.6% (i.e., the Medicare rate parity adjustment).  For additional information regarding the impact to us of the CMS Final Rule, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare” below.

In addition to the reductions described above, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements, could materially adversely affect us.

Healthcare reform may affect our revenues and increase our costs and otherwise materially adversely affect our business.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, these two measures make the most sweeping and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. To add to the uncertainty, federal legislation is being formulated to repeal or amend provisions of these new statutes.  We cannot predict the exact effect these laws or any future legislation or regulation will have on us, including future reimbursement rates and occupancy in our inpatient facilities.

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

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and to rules imposed by nongovernment payors. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our cash flows and ultimately our financial position in a material manner. In addition, commercial payors and other customers, as well as individual patients, may be unable to make payments to us for which they are responsible. The recent economic downturn has resulted in a decrease in our ability to collect accounts receivable from some of our customers. In the fourth quarter of 2011, we recognized a $5.0 million pre-tax charge for doubtful accounts, related to the collectability of existing private-pay receivables. A continuation or worsening of recent unfavorable economic conditions may result in a further decrease in our ability to collect accounts receivable from some of our customers, in which case we will have to make larger allowances for doubtful accounts or incur bad debt write-offs, each of which could have a material adverse effect on our business, financial position or results of operations.

Our business is subject to reviews, audits and investigations under federal and state programs and by private payors, which could have a material adverse effect on our business, financial position or results of operations.

We are subject to review, audit or investigation by federal and state governmental agencies to verify compliance with the requirements of the Medicare and Medicaid programs and other federal and state programs. Audits under the Medicare and Medicaid programs have intensified in recent years. Private payors also may have a contractual right to review or audit our files. Any review, audit or investigation could result in various actions, including our paying back amounts that we have been paid pursuant to these programs, our paying fines or penalties, the suspension of our ability to collect payment for new residents to a skilled nursing center, exclusion of a skilled nursing center from participation in one or more governmental programs, revocation of a license to operate a skilled nursing center, or loss of a contract with a private payor.  In addition, pursuant to the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Affordable Care Act, if any of our subsidiaries that operate more than one center is terminated “for cause” from participating in the Medicare or Medicaid program at one of its centers, then that subsidiary will also be terminated from participating in Medicare and Medicaid programs at all of its other centers.  Any of these events could have a material adverse effect on our business, financial position or results of operations.

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

We self-insure for the majority of our insurable risks, including general and professional liabilities, workers’ compensation liabilities and employee health insurance liabilities, through the use of self-insurance or self-funded insurance policies, which vary by the states in which we operate. We rely upon self-funded insurance programs for general and professional liability claims up to $5.0 million per claim and $1.0 million per claim for workers’ compensation liability, which amounts we are responsible for funding. We maintain insurance policies for claims in excess of these amounts. There is a risk that the amounts funded to our programs of self-insurance and future cash flows may not be sufficient to respond to all claims asserted under those programs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Breaches in the security of our information systems could result in significant costs of remediation and violations of laws protecting the confidentiality of patient health information, which could harm our reputation and expose us to significant liabilities.

In order to process and protect patient information in digital form, we depend on the security of our information systems, which are licensed to us by independent software developers.  Data maintained in digital form is subject to the risk of unauthorized access, tampering, theft, and subsequent dissemination.  We cannot assure you that the steps taken by us and the third-party independent software developers to protect the safety and security of our information systems and the data maintained within those systems will be effective.  If personal or other protected information of our patients is improperly accessed, tampered with, stolen, or disseminated, we may incur significant costs to remediate possible injury to the affected persons or be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information.  Any of these events could harm our reputation and expose us to significant liabilities, which could have a material adverse effect on our business, financial position or results of operations.

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

We rely on non-compensated referrals from physicians, hospitals and other healthcare providers to provide our skilled nursing centers with our patient population. These referral sources are not obligated to refer business to us and may refer business to other long-term care providers. If we fail to maintain our existing referral sources, fail to develop new relationships or fail to achieve or maintain a reputation for providing high quality of care,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

our patient population, payor mix, revenue and profitability could be materially adversely affected.

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

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the types of companies providing services. Our nursing centers compete primarily on a local and regional basis with many long-term care providers, some of whom may own only  a single nursing center. Our ability to compete successfully varies from location to location depending on a number of factors, including the number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality.  Our rehabilitation, staffing and hospice businesses also face significant competition from local and regional providers.  Increased competition in the future could limit our ability to attract and retain residents or to expand our business.

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

Reduced levels of occupancy in our healthcare centers or reductions in reimbursements from Medicare and Medicaid could materially adversely impact our cash flow and revenues. Fluctuations in occupancy levels may become more common as we increase our emphasis on patients with shorter stays but higher acuities. If we are unable to effect corresponding adjustments in costs in response to declines in census or other revenue shortfalls, we will be unable to prevent future decreases in earnings. Our centers are able to reduce some of their costs as occupancy decreases, although the decrease in costs will in most cases be less than the decrease in revenues. There are limits in our centers’ ability to reduce the costs of providing minimum staffing levels to patient care to directly offset a decrease in reimbursement revenues from federal and state programs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

As of December 31, 2011, we had 28,697 employees, of which 9.8% are represented by unions.  Collective bargaining agreements covering 3.8% of all our employees either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.  At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from renegotiated agreements. No assurances can be made that we will not in the future experience these and other types of conflicts with labor unions or our employees generally.  We are unable to predict the outcome of future union organizing activities by labor unions and employees.  To the extent a greater portion of our employee base unionizes, our labor costs could increase materially.

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

Our ability to satisfy minimum staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other personnel. Attracting and retaining these personnel are difficult given existing shortages of these employees in the labor markets in which we operate. Furthermore, if states do not appropriate additional funds (through Medicaid program appropriations or otherwise) sufficient to pay for any additional operating costs resulting from minimum staffing requirements, our profitability could be materially adversely affected.

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

As of December 31, 2011, we had indebtedness of $89.8 million, a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit, but was undrawn at December 31, 2011), and a $75.0 million letter of credit facility  funded by proceeds of additional term loans ($72.6 million outstanding at December 31, 2011).  The level of our indebtedness could have adverse consequences to us, such as requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt, limiting our ability to fund, and potentially increasing the cost of funding, working capital, capital expenditures, acquisitions and other general corporate requirements and making us more vulnerable to general adverse economic and industry conditions. If we fail to comply with the payment requirements or financial covenants contained in our debt agreements, we would be required to seek waivers from our lenders. Seeking these waivers may be difficult or expensive to obtain and, if we fail to obtain any necessary waivers, the resulting default would allow the lenders to accelerate the maturity of the indebtedness, which could have a material adverse effect on our business, financial position or results of operations.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

We lease substantially all of our centers and could experience risks relating to lease termination, lease extensions, and special charges, which could have a material adverse effect on our business, financial position or results of operations.

We face risks because of the number of centers that we lease. We currently lease 195 of the 199 healthcare centers operated by our subsidiaries as of December 31, 2011. Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of any of our lease agreements could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Although we believe that we will be able to renew our lease agreements that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates and on other terms that we believe to be reasonable, or at all. Our high percentage of leased centers limits our ability to exit markets. As a result, if some centers should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such centers including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial position or results of operations.

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

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs and the ability to generate sufficient future taxable income.

We have significant NOLs, tax credits and amortizable goodwill available to offset our future U.S. federal and state taxable income. Our ability to utilize these NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Additionally, even if our ability to utilize NOLs is not limited by the statutory tax matters discussed above, ultimate recoverability of our GAAP deferred tax assets for these tax attributes will be dependent upon our ability to generate sufficient future taxable income. Accordingly, significant shortfalls in forecasted taxable income may result in an impairment of our deferred tax assets, which could have a material adverse impact on our GAAP financial position or results of operations in the form of additional income tax expense.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act. Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the price of shares of our common stock. Although we have taken steps to maintain our internal control structure as required, we cannot assure you that control deficiencies will not result in a misstatement in the future.

We do not expect to pay any dividends for the foreseeable future, which will affect the extent to which our investors realize any future gains on their investment.

We are currently prohibited by the terms of our senior credit facility from paying dividends to holders of our common stock. We do not anticipate paying any dividends in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Inpatient Services

As of December 31, 2011, we operated 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers. The 199 centers are comprised of 195 properties that are leased and four properties that are owned. We hold options to acquire, at fair value or at a set purchase price, ownership of 21 of the centers that we currently lease, of which options on three centers are exercisable or will become exercisable by December 31, 2012. We generally consider our properties to be in good operating condition and suitable for the purposes for which they are being used. Our leased centers are subject to long-term operating leases or subleases which require us, among other things, to fund all applicable capital expenditures, taxes, insurance and maintenance costs. The annual rent payable under most of the leases generally increases based on a fixed percentage or increases in the U.S. Consumer Price Index. Many of the leases contain extension options.  Administrative office space was also leased for our inpatient segment in 19 locations in twelve states.

Our aggregate occupancy percentage for all of our nursing and rehabilitation, assisted living, independent living and mental health centers was 86.5% for the year ended December 31, 2011. Our occupancy percentage was

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

87.0% and 88.5% for the years ended December 31, 2010 and 2009, respectively. The percentages were computed by dividing the average daily number of beds occupied by the total number of available beds for use during the periods indicated (beds of acquired centers are included in the computation following the date of acquisition only). However, we believe that occupancy percentages, either individually or in the aggregate, should not be relied upon alone to determine the performance of a center. Other factors that may impact the performance of a center include, among other things, the sources of payment, terms of reimbursement and the acuity level of the patients.

The following table sets forth certain information concerning the 199 centers in our continuing operations as of December 31, 2011, which consisted of 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers.

		Number of Licensed Beds/Units(1)
	Total		Assisted/
	Number of	Skilled	Independent	Mental
State	Centers	Nursing	Living	Health	Total
Ohio	17	2,392	-	-	2,392
Massachusetts	18	1,803	57	-	1,860
Kentucky	20	1,560	211	-	1,771
New Hampshire	15	1,155	456	-	1,611
Connecticut	10	1,327	72	-	1,399
California	15	858	-	473	1,331
Colorado	9	1,203	97	-	1,300
Idaho	11	1,053	141	22	1,216
Oklahoma	7	1,003	83	60	1,146
Florida	9	1,120	-	-	1,120
New Mexico	9	890	180	-	1,070
Georgia	9	1,002	32	-	1,034
North Carolina	8	930	44	-	974
Alabama	7	757	26	-	783
West Virginia	7	739	-	-	739
Tennessee	8	693	22	-	715
Montana	5	538	112	-	650
Washington	5	444	36	-	480
Maryland	2	297	-	-	297
Rhode Island	2	261	-	-	261
Indiana	2	208	-	-	208
New Jersey	1	176	-	-	176
Arizona	1	161	-	-	161
Utah	1	120	-	-	120
Wyoming	1	46	-	-	46
Total	199	20,736	1,569	555	22,860

(1)
“Licensed Beds” refers to the number of beds for which a license has been issued, which may vary in  some instances from licensed beds available for use, which is used in the computation of occupancy. Available beds for the 199 centers were 22,045.

Rehabilitation Therapy Services

As of December 31, 2011, we leased administrative offices and patient care delivery sites in 33 locations in 12 states to operate our rehabilitation therapy businesses.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Medical Staffing Services

As of December 31, 2011, we leased offices in 25 locations in 17 states to operate our medical staffing business.

Hospice Services

As of December 31, 2011, we leased offices in 30 locations in 11 states to operate our hospice business.

Corporate

We lease our executive offices in Irvine, California. We also own three corporate office buildings and lease office space in a fourth building in Albuquerque, New Mexico.

Item 3.  Legal Proceedings

For a description of our legal proceedings, see Note 12(a) – “Other Events – Litigation” of our consolidated financial statements included in this Annual Report, which is incorporated by reference to this item.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

New Sun’s common stock began trading under the symbol “SUNHD” on The NASDAQ Global Select Market on November 16, 2010 and then began trading under the symbol “SUNH” on December 20, 2010.  The table set forth below shows the high and low sale prices for the common stock as reported by The NASDAQ Global Select Market for the periods indicated.  Prior to November 16, 2010, Old Sun’s common stock was traded under the symbol “SUNH” on The NASDAQ Global Select Market.

We believe the trading price of our common stock has been adversely affected by the enactment of the CMS Final Rule.  On April 29, 2011, the first trading day following CMS's proposed notice of rulemaking regarding 2012 reimbursement rates, our common stock closed at $11.79, down $1.85 (13.6%) from its closing price on the immediately prior trading day.  On August 1, 2011, the first trading day following announcement of the CMS Final Rule, our common stock closed at $3.35, down $3.65 (52.1%) from its closing price on the immediately prior trading day.

	High	Low
2011
Fourth Quarter	$3.96	$2.06
Third Quarter	$8.77	$2.67
Second Quarter	$14.33	$7.69
First Quarter	$15.01	$11.90
2010
Fourth Quarter (November 16 to December 31, 2010)	$12.99	$9.37

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

There were approximately 3,251 holders of record of our common stock as of February 29, 2012. Other than in connection with the Separation, we have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our senior credit facility prohibits us from paying any dividends or making any distributions to our stockholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors deems relevant.

STOCK PRICE PERFORMANCE GRAPH

We separated from Old Sun on November 15, 2010 and began trading on The NASDAQ Global Select Market on November 16, 2010.  The following graph and chart compare the cumulative total stockholder return for the period from November 16, 2010 through December 31, 2011 assuming $100 was invested at the close of market on November 15, 2010 in (i) our common stock, (ii) the Russell 2000 Stock Index and (iii) the Morningstar Long-Term Care Facilities Index. Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.  As described above, the trading price of our common stock in 2011 was adversely affected by the enactment of the CMS Final Rule.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON NOV. 16, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2011

	11/16/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
Sun Healthcare Group, Inc.	$100.00	$111.35	$123.75	$70.54	$23.75	$34.12
Russell 2000 Index	$100.00	$111.30	$120.14	$118.21	$92.36	$106.66
Long-Term Care Facilities	$100.00	$114.80	$151.38	$128.78	$72.13	$94.67

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

	At or For the Year Ended December 31,
	2011 (1)		2010 (2)	2009 (3)	2008 (4)	2007 (5)

Total net revenues	$1,930,340		$1,896,505	$1,868,924	$1,810,894	$1,548,813
Income before income taxes
and discontinued operations	(277,105)		184	72,603	66,692	42,920
(Loss) income from continuing
operations	(289,562)		(2,780)	42,987	114,040	53,834
(Loss) income from discontinued
operations	(2,204)		(1,870)	(4,316)	(4,753)	3,676
Net (loss) income	$(291,766)		$(4,650)	$38,671	$109,287	$57,510

Basic earnings per common and common equivalent share:
(Loss) income from continuing
operations	$(11.10)		$(0.14)	$2.94	$7.90	$3.81
(Loss) income from discontinued
operations	(0.09)		(0.10)	(0.29)	(0.33)	0.26
Net (loss) income	$(11.19)		$(0.24)	$2.65	$7.57	$4.07

Diluted earnings per common and common equivalent share:
(Loss) income from continuing
operations	$(11.10)		$(0.14)	$2.92	$7.56	$3.56
(Loss) income from discontinued
operations	(0.09)		(0.10)	(0.29)	(0.31)	0.24
Net (loss) income	$(11.19)		$(0.24)	$2.63	$7.25	$3.80

Weighted average number of common and common equivalent shares:
Basic	26,083		19,280	14,614	14,444	14,117
Diluted	26,083		19,280	14,714	15,075	15,142
Working capital	$149,133		$172,592	$175,604	$172,145	$83,721
Total assets	$755,666		$1,081,758	$1,571,194	$1,543,334	$1,373,826
Long-term debt and capital lease obligations, including current portion	$89,785		$155,980	$700,548	$725,841	$729,268
Stockholders' equity	$225,456		$512,443	$449,064	$403,709	$246,257
Dividends per share	$-		$0.1335	$-	$-	$-
Dividends	$-		$9,996	$-	$-	$-

Supplemental Financial Information:
EBITDA (6)	$(225,568)		$90,532	$166,674	$160,916	$117,807
EBITDA margin (6)	(11.7	) %	4.8%	8.9%	8.9%	7.6%

Adjusted EBITDA (6)	$95,061		$120,600	$168,019	$159,938	$121,002
Adjusted EBITDA margin (6)	4.9%		6.4%	9.0%	8.8%	7.8%

Adjusted EBITDAR (6)	$243,369		$204,990	$240,465	$232,860	$190,891
Adjusted EBITDAR margin (6)	12.6%		10.8%	12.9%	12.9%	12.3%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1)	Results for the year ended December 31, 2011 include $317.1 million of loss on asset impairment and $2.7 million in restructuring costs.

(2)
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

(4)
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

(5)
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
•   loss (gain) on sale of asset, net
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Despite the importance of these measures in analyzing our underlying business, maintaining our financial requirements, designing incentive compensation and for our goal setting both on an aggregate and facility-level basis, EBITDA, Adjusted EBITDA and Adjusted EBITDAR are non-GAAP financial measures that have no standardized meaning defined by GAAP.  As the items excluded from EBITDA, Adjusted EBITDA and Adjusted EBITDAR are significant components in understanding and assessing our financial performance, EBITDA, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by or used in operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Therefore, our EBITDA, Adjusted EBITDA and Adjusted EBITDAR measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

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

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with GAAP for the periods indicated, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	For the Years Ended December 31,
	2011	2010	2009	2008	2007

Net (loss) income	$(291,766)	$(4,650)	$38,671	$109,287	$57,510
Plus:
Loss (income) from discontinued operations	2,204	1,870	4,316	4,753	(3,676)
Interest expense, net of interest income	19,451	42,717	48,979	54,223	43,931
Income tax expense (benefit)	12,457	2,964	29,616	(47,348)	(10,914)
Depreciation and amortization	32,086	47,631	45,092	40,001	30,956
EBITDA	$(225,568)	$90,532	$166,674	$160,916	$117,807
Plus:
Loss (gain) on sale of assets, net	810	847	41	(978)	22
Restructuring costs	2,728	-	1,304	-	-
Loss on extinguishment of debt	-	29,221	-	-	3,173
Loss on asset impairment	317,091	-	-	-	-
Adjusted EBITDA	$95,061	$120,600	$168,019	$159,938	$121,002
Plus:
Center rent expense	148,308	84,390	72,446	72,922	69,889
Adjusted EBITDAR	$243,369	$204,990	$240,465	$232,860	$190,891

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

Overview

Our subsidiaries provide long-term, subacute and related specialty healthcare services primarily to the senior population in the United States. We were engaged in the following three principal business segments during 2011:

➢
inpatient services, consisted of 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers and hospice services in 11 states;

➢	rehabilitation therapy services; and
➢	medical staffing services.

We continually review our operations and portfolio of facilities to determine if any of these operations or assets no longer fit with our business strategies.  This review has resulted in dispositions of certain assets and operations.

During 2011, we disposed of a Maryland skilled nursing center in our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  The disposition, which was effective on August 1, 2011, resulted in cash proceeds to us of $1.8 million, net of our repayment of the related $5.2 million mortgage note.  During August 2011, we also divested two hospice operations in Oklahoma for a nominal price plus the assumption of certain liabilities by the buyer. The disposition resulted in a loss of $0.7 million, net of related tax benefit.

2011 Restructuring

   On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commenced on October 1, 2011 (the “CMS Final Rule”). As a result of the expected negative impact of the CMS Final Rule on our business, we implemented a broad-based mitigation initiative, which included infrastructure cost reductions without affecting the quality of our patient care. These reductions in infrastructure costs were, and continue to be, necessary to mitigate the impact on our business and remain in compliance with financial covenants under the Credit Agreement. During our third quarter ended September 30, 2011, in connection with our mitigation initiative, we incurred $2.4 million of restructuring costs, which consisted primarily of severance benefits resulting from reductions of staff. For additional information regarding the impact to us of the CMS Final Rule, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare” below.

2010 Restructuring

As discussed in Item 1 – “Business,” in 2010 Old Sun completed a restructuring of its business by separating its real estate assets and its operating assets into two separate publicly traded companies, Sabra and New Sun.  New Sun changed its name to Sun Healthcare Group, Inc. following the merger of Old Sun into Sabra.  Pursuant to master lease agreements that were entered into between subsidiaries of Sabra and of New Sun in connection with the Separation, subsidiaries of Sabra lease to subsidiaries of New Sun the properties that

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Sabra’s subsidiaries own following the REIT Conversion Merger.

The Separation was accounted for as a reverse spinoff where New Sun was designated as the “accounting” spinnor and Sabra was designated as the “accounting” spinnee.  Accordingly, the assets and liabilities distributed were recorded based on their historical carrying values.

The historical carrying values of assets and liabilities distributed to Sabra in the Separation are as follows (in thousands):

Cash	$$66,862
Restricted cash	5,527
Property and equipment, net of accumulated depreciation and
amortization of $91,878	484,801
Intangible and other assets, net	16,116
Long-term debt and mortgage notes payable	(386,678)
Accrued interest on mortgage notes payable	(1,425)
Other accrued liabilities	(2,326)
Deferred tax liabilities	(20,670)
Due to Sun Healthcare Group, Inc.	(5,307)
Net distribution	$$156,900

For accounting purposes, the historical consolidated financial statements of Old Sun became the historical consolidated financial statements of New Sun after the distribution on November 15, 2010.

Revenues from Medicare, Medicaid and Other Sources

We receive revenues from Medicare, Medicaid, commercial insurance, self-pay residents, other third-party payors and healthcare centers that utilize our specialty medical services. The sources and amounts of our inpatient services revenues are determined by a number of factors, including the number of licensed beds and occupancy rates of our centers, the acuity level of patients and the rates of reimbursement among payors. Federal and state governments continue to focus on methods to curb spending on health care programs such as Medicare and Medicaid, and pressures on state budgets resulting from the recent adverse economic conditions in the United States may intensify these efforts. This focus has not been limited to skilled nursing centers, but includes specialty services provided by us, such as skilled therapy services, to third parties. We cannot at this time predict the extent to which proposals limiting federal or state expenditures will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced coverage, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (data includes revenues for acquired centers following the date of acquisition only):

	For the Years Ended
Sources of Revenues	December 31, 2011		December 31, 2010		December 31, 2009
	(dollars in thousands)
Consolidated:
Medicaid	$759,471	39.3%	$763,458	40.2%	$745,967	39.9%
Medicare	612,185	31.7	564,766	29.8	551,482	29.5
Private pay and other	461,168	23.9	472,284	24.9	469,986	25.2
Managed care and
commercial insurance	97,516	5.1	95,997	5.1	101,489	5.4
Total	$1,930,340	100.0%	$1,896,505	100.0%	$1,868,924	100.0%

Inpatient Only:
Medicaid	$759,357	44.1%	$763,307	45.2%	$745,834	44.9%
Medicare	593,309	34.4	546,107	32.4	535,229	32.2
Private pay and other	274,822	15.9	282,850	16.8	281,066	16.8
Managed care and
commercial insurance	96,337	5.6	94,823	5.6	100,770	6.1
Total	$1,723,825	100.0%	$1,687,087	100.0%	$1,662,899	100.0%

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

Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System (“PPS”) as defined by the Balanced Budget Act of 1997 and subsequent legislative and rule changes. PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward.  Prior to October 1, 2010, the amount to be paid was determined by classifying each patient into one of 53 Resource Utilization Groups (“RUGs”), which were collectively referred to as “RUGs III”.  After October 1, 2010, the RUGs were expanded to 66 categories to provide further refinement and are referred to collectively as “RUGs IV”.  Each RUGs level represents the level of services required to treat the patient’s condition or level of acuity.

The RUGs III system reimbursed for therapy service delivered concurrently, in a group or individually, at the same rate.  The RUGs IV system changes maintain the same reimbursement methodology for group and individual therapy, but will only consider concurrent therapy if it is delivered to two patients and divides the services between the two patients that receive the services.  Changes were also made to the required

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

qualifications for each RUGs level.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the years ended December 31:

2011	2010	2009
$506.53	$476.57	$454.99

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services.  An automatic exception was in place for patients residing in skilled nursing centers.  That exception will continue through December 31, 2012.

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

On July 29, 2011, CMS released the CMS Final Rule, which became effective on October 1, 2011.  Pursuant to the CMS Final Rule, Medicare part A payment rates were reduced by 12.6% (i.e., the Medicare rate parity adjustment) to correct what CMS perceived as a lack of parity between RUGs III and RUGs IV. The CMS Final Rule also changed the reimbursement rules associated with group therapy and introduced new change-of-therapy provisions as patients move through their post-acute stay.  The CMS Final Rule therapy reimbursement changes resulted in further reductions in our revenues from the Medicare program (prior to implementation of our therapy mitigation plans) and also served to increase our costs of providing such therapy services.  On October 1, 2011, we also received a net 1.7% market basket increase to our prospective Medicare rates.  We originally estimated that the combined negative impact on our operations of the Medicare rate parity adjustment and the changes in therapy provisions of the CMS Final Rule (after putting into place internal management plans to mitigate a portion of the negative impact without affecting the quality of our patient care) was a reduction of income before income taxes of between $22.0 million to $23.0 million for the fourth quarter of 2011.  As a result of our better than expected execution in the fourth quarter of 2011 of our management mitigation plans, particularly in the area of therapy mitigation, we were able to reduce our original projected impact of the CMS Final Rule by approximately $5.0 million in the quarter.  Prospectively, we expect the impact of the CMS Final Rule on our full year 2012 operations to be a year-over-year reduction in income before income taxes of approximately $40.0 million to $45.0 million due to the ramp-up nature of many elements of our management mitigation plans.

On February 17, 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2011 which included a provision associated with the reduction in the reimbursement rules associated with Medicare bad debts.  Medicare bad debts are primarily generated when states do not reimburse the provider for co-insurance on Medicare/Medicaid dually eligible patients.  Providers are not permitted to bill this co-insurance to any other party when Medicaid does not reimburse the provider cost of service.  Prior to this legislation, Medicare

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

reimbursed providers 100% for this uncollectable co-insurance associated with dually eligible patients.  Under the newly enacted legislation, Medicare will now phase in a reduction in the percentage of reimbursement for uncollectable co-insurance starting in federal fiscal year 2013, which commences on October 1, 2012.  It is not clear if states will reimburse for dually eligible patient co-insurance under the state Medicaid programs as a result of this new legislation.  If states do not begin to reimburse for dually eligible patient co-insurance then we are projecting the result will be a reduction in our revenues from reimbursement of Medicare bad debts of approximately $0.6 million in 2012, $2.8 million in 2013, $5.0 million in 2014 and $6.7 million in subsequent years.

On August 2, 2011, Congress passed the Budget Control Act of 2011, which created The Joint Select Committee on Deficit Reduction.  This Committee was tasked to find $1.5 trillion in savings by November 23, 2011.  The Committee was unable to reach an agreement and as a result, sequestration as provided for in the Budget Control Act was trigged.  Sequestration will result in a 2% reduction in payments for skilled nursing centers effective January 1, 2013, which we estimate will reduce our revenues by approximately $2.2 million annually.

We receive Medicare reimbursements for hospice care at daily or hourly rates based on the level of care furnished to the patient.  Our ability to receive Medicare reimbursement for our hospice services is subject to two limitations:

•
If inpatient days of care provided to all patients at a hospice exceed 20% of the total days of hospice care provided by that hospice for an annual period, then payment for days in excess of this limit are paid for at the lower routine home care rate.  None of our hospice programs exceeded the payment limits on inpatient services for 2011 or 2010.

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

Twenty-one of the states in which our Inpatient Services segment operates impose a provider tax on nursing

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

homes as a method of increasing federal matching funds paid to those states for Medicaid.  Those states that have imposed the provider tax have used some or all of the matching funds to fund Medicaid reimbursement to nursing homes.

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the years ended December 31:

2011	2010	2009
$174.46	$173.21	$171.20

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day, (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the years ended December 31:

2011	2010	2009
$159.21	$159.36	$159.13

Managed Care and Insurance

During the year ended December 31, 2011, we received 5.1% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third-party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31:

2011	2010	2009
$375.62	$373.92	$373.21

Private Payors, Veterans and Other

During the year ended December 31, 2011, we received 23.9% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third-party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the years ended December 31:

2011	2010	2009
$190.39	$188.00	$178.95

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth our historical consolidated income statements and certain percentage relationships for the years ended December 31 (dollars in thousands):

				As a Percentage of Net Revenues
	2011	2010	2009	2011	2010	2009

Total net revenues	$1,930,340	$1,896,505	$1,868,924	100%	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	1,086,109	1,071,786	1,049,850	56.3	56.5	56.2
Self-insurance for workers’ compensation
and general and professional liabilities	61,027	70,468	63,473	3.2	3.7	3.4
General and administrative expenses	62,331	60,842	62,068	3.2	3.2	3.3
Other operating costs (1)	452,227	438,915	432,211	23.4	23.1	23.1
Center rent expense	148,308	84,390	72,446	7.7	4.4	3.9
Depreciation and amortization	32,086	47,631	45,092	1.7	2.5	2.4
Provision for losses on accounts receivable	25,277	20,391	20,857	1.3	1.1	1.1
Interest, net	19,451	42,717	48,979	1.0	2.3	2.6
Other expenses (2)	320,629	59,181	1,345	16.6	3.1	0.1
Income before income taxes and
discontinued operations	(277,105)	184	72,603	(14.4)	-	3.9
Income tax expense	12,457	2,964	29,616	0.6	0.2	1.6
(Loss) income from continuing operations	(289,562)	(2,780)	42,987	(15.0)	(0.1)	2.3
Loss from discontinued operations	(2,204)	(1,870)	(4,316)	(0.1)	(0.1)	(0.2)
Net (loss) income	$(291,766)	$(4,650)	$38,671	(15.1)%	(0.2)%	2.1%

Supplemental Financial Information:
EBITDA (3)	$(225,568)	$90,532	$166,674	(11.7)%	4.8%	8.9%
Adjusted EBITDA (3)	$95,061	$120,600	$168,019	4.9%	6.4%	9.0%
Adjusted EBITDAR (3)	$243,369	$204,990	$240,465	12.6%	10.8%	12.9%

(1) Operating administrative expenses are included in “other operating costs” above.

(2)  Other expenses include loss on asset impairment, transaction costs, loss (gain) on sale of assets, loss on extinguishment of debt and restructuring costs.

(3) We define EBITDA as net income before loss (gain) on discontinued operations, interest expense (net of interest income), income tax expense  (benefit), depreciation and amortization.  Adjusted EBITDA is EBITDA adjusted for gain (loss) on sale of assets, net; restructuring costs; loss on extinguishment of debt, net; and loss on asset impairment. Adjusted EBITDAR is Adjusted EBITDA before center rent expense. See footnote 6 to Item 6 – “Selected Financial Data” of this report for an explanation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR, including a description of our uses of, and the limitations associated with, EBITDA, Adjusted EBITDA and Adjusted EBITDAR, and a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income, the most directly comparable GAAP financial measure.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Year Ended December 31, 2011 Compared to Year Ended December 31, 2010” and “Year Ended December 31, 2010 Compared to Year Ended December 31, 2009” is based on the financial information presented in Note 13 – “Segment Information” of our consolidated financial statements included in this Annual Report.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total net revenues increased $33.8 million, or 1.8%, to $1,930.3 million for the year ended December 31, 2011 from $1,896.5 million for the year ended December 31, 2010.  Of this increase in revenues, $36.7 million was contributed by our Inpatient Services segment and $0.2 million by our Rehabilitation Therapy segment. The increases were offset by a $3.1 million decrease in revenue from our Medical Staffing segment.

Operating salaries and benefits expense increased $14.3 million, or 1.3%, to $1,086.1 million (56.3% of net revenues) for the year ended December 31, 2011 from $1,071.8 million (56.5% of net revenues) for the year ended December 31, 2010.  The increases in employee wage rates were partially offset by decreased salaries and benefits in our housekeeping and laundry departments following the outsourcing of the majority of the housekeeping and laundry services.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $9.4 million, or 13.4%, to $61.0 million (3.2% of net revenues) for the year ended December 31, 2011 from $70.4 million (3.7% of net revenues) for the year ended December 31, 2010.  The decrease was attributable to decreased workers’ compensation liability insurance costs driven by favorable claims experience.

General and administrative expenses increased $1.5 million, or 2.5%, to $62.3 million (3.2% of net revenues) for the year ended December 31, 2011 from $60.8 million (3.2% of net revenues) for the year ended December 31, 2010.  The increase was due to increased salaries and bonus costs.

Other operating costs increased $13.3 million, or 3.0%, to $452.2 million (23.4% of net revenues) for the year ended December 31, 2011 from $438.9 million (23.1% of net revenues) for the year ended December 31, 2010.  The increase in other operating costs was principally comprised of cost increases due to increased provider taxes, coupled with increases in contract labor for housekeeping and laundry services.

Center rent expense increased $63.9 million, or 75.7%, to $148.3 million (7.7% of net revenues) for the year ended December 31, 2011 from $84.4 million (4.4% of net revenues) for the year ended December 31, 2010.  The increase was primarily due to increased rent paid to Sabra after the Separation.

Depreciation and amortization decreased $15.5 million, or 32.6%, to $32.1 million (1.7% of net revenues) for the year ended December 31, 2011 from $47.6 million (2.5% of net revenues) for the year ended December 31, 2010.  The decrease was primarily attributable to a decrease in depreciation related to buildings as a result of the transfer of substantially all of our real estate to Sabra in the Separation.

The provision for losses on accounts receivable increased $4.9 million, or 24.0%, to $25.3 million (1.3% of net revenues) for the year ended December 31, 2011 from $20.4 million (1.1% of net revenues) for the year ended December 31, 2010.  The increase relates to recording $5.0 million of additional provision in 2011 associated with the collectability of existing private-pay receivables.

Net interest expense decreased $23.2 million, or 54.3%, to $19.5 million (1.0% of net revenues) for the year ended December 31, 2011 from $42.7 million (2.3% of net revenues) for the year ended December 31, 2010, principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances following the Separation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Income tax expense increased $9.5 million, or 320.2%, to $12.5 million (0.6% of net revenues) for the year ended December 31, 2011 from $3.0 million (0.2% of net revenues) for the year ended December 31, 2010, principally due to increased income before income taxes after adjusting for certain 2011 costs that will not be deductible for income tax purposes (primarily the loss on asset impairment).

Other expenses are comprised of loss on asset impairment, transaction costs, loss on sale of assets, loss on extinguishment of debt and restructuring costs.  Other expenses increased $261.4 million to $320.6 million for the year ended December 31, 2011 from $59.2 million for the year ended December 31, 2010. The increase is driven by $317.1 million loss on asset impairment (see “Critical Accounting Estimates – Impairment of Assets”).

Our Adjusted EBITDA decreased $25.5 million, or 21.2%, to $95.1 million (4.9% of net revenues) for the year ended December 31, 2011 from $120.6 million (6.4% of net revenues) for the year ended December 31, 2010.  The decrease was primarily attributable to the additional center rent expense paid to Sabra after the Separation, but partially offset by reduced interest expense associated with reduced debt balances following the Separation.  For an explanation of Adjusted EBITDA, including a description of our uses of, and the limitations associated with, Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, see footnote 6 to Item 6 – “Selected Financial Data” of this Annual Report.

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

The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (dollars in thousands):

	2011		2010		2009
Inpatient Services	$1,723,825	89.3%	$1,687,088	89.0%	$1,662,899	89.0%
Rehabilitation Therapy Services	252,009	13.1	206,088	10.9	179,533	9.6
Medical Staffing Services	89,381	4.6	91,801	4.8	102,554	5.5
Corporate	39	0.0	40	0.0	34	0.0
Intersegment eliminations	(134,914)	(7.0)	(88,512)	(4.7)	(76,096)	(4.1)
Total net revenues	$1,930,340	100%	$1,896,505	100.0%	$1,868,924	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients or third-party payors for therapy and medical staffing services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2011	2010	2009
Rehabilitation Therapy Services	$132,143	$86,476	$74,166
Medical Staffing Services	2,771	2,036	1,930
Total affiliated revenues	$134,914	$88,512	$76,096

We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss (gain) on sale of assets,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

net, restructuring costs, transaction costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2011 for (1) our Inpatient Services segment decreased $39.9 million, or 26.5%, to $110.8 million, (2) our Rehabilitation Therapy services segment decreased $0.8 million, or 6.1%, to $13.2 million and (3) our Medical Staffing services segment decreased $0.3 million, or 6.5%, to $5.2 million due to the factors discussed below for each segment. We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.  The following table sets forth the amount of net segment income for the years ended December 31 (in thousands):

	2011	2010	2009
Inpatient Services	$110,786	$150,683	$156,595
Rehabilitation Therapy Services	13,217	14,073	11,112
Medical Staffing Services	5,232	5,595	8,610
Net segment income before Corporate	129,235	170,351	176,317
Corporate	(85,711)	(110,986)	$(102,368)
Net segment income	$43,524	$59,365	73,949

Inpatient Services.  Net revenues increased $36.7 million, or 2.2%, to $1,723.8 million for the year ended December 31, 2011 from $1,687.1 million for the year ended December 31, 2010.  The increase in net revenues was primarily the result of:

-
an increase of $37.9 million in Medicare revenues, driven by $43.7 million of increased revenue from increased Medicare Part A rates (prior to the impact of the fourth quarter 12.6% Medicare rate parity adjustment), $7.2 million of increased revenue from increased Medicare Part A customer base and $2.0 million of increased revenues from increased Medicare Part B volumes all of which was then partially offset by approximately $15.0 million of decreased Medicare revenues from the implementation of the CMS Final Rule 12.6% Medicare rate parity adjustment in the fourth quarter of 2011;

-	an increase of $13.0 million in hospice revenues due to internal customer base growth and acquisition revenue growth;

-	an increase of $1.8 million in commercial insurance and managed care revenues due primarily to a higher customer base;

-	an increase of $1.6 million in other revenues including veterans and other various inpatient services; and

-	an increase of $0.2 million in Medicaid revenues;

offset by

-	a $9.5 million decrease due to closure of operations in 2010 and 2011; and

-	a $8.3 million decrease in private revenues consisting of a $10.2 million decrease due to a lower customer base, partially offset by a $1.9 million increase in rates.

Operating salaries and benefits expenses decreased $28.6 million, or 3.4%, to $803.6 million for the year ended December 31, 2011 from $832.2 million for the year ended December 31, 2010.  The decrease was primarily due to:

-	a decrease of $25.7 million in therapist salaries due to their transfer from our Inpatient Services

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

segment to our Rehabilitation Therapy Services segment;

-	a decrease of $6.6 million in associated with the outsourcing of substantially all our housekeeping and laundry services; and

-	a decrease of $4.0 million in overtime pay;

offset by

-	increases in compensation and related benefits and taxes of $7.7 million to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance increased $2.8 million, or 5.2%, to $56.8 million for the year ended December 31, 2011 as compared to $54.0 million for the year ended December 31, 2010.  The increase was driven by increased claims related activity in our general and professional liability self-insurance.

Other operating costs increased $59.8 million, or 13.2%, to $514.5 million for the year ended December 31, 2011, from $454.7 million for the year ended December 31, 2010.  The increase was primarily due to:

-
a $43.3 million increase in contract labor resulting from use of therapists in our Rehabilitation Therapy Services segment who were formerly employed by our Inpatient Services segment plus an increase in higher acuity patients requiring more rehabilitation therapy;

-	a $7.3 million increase in purchased services primarily related to the outsourcing of substantially all our housekeeping and laundry services (but inclusive of other services as well);

-	a $5.3 million increase in provider taxes due to increased provider tax rates from a number of states in which we operate;

-	a $4.1 million increase in other supplies;

-	a $2.7 million increase in utility costs;

-	a $0.9 million increase in equipment and storage lease; and

-	a $0.5 million increase in other expenses, primarily patient transport, penalties and other insurance;

offset by

-	a $2.3 million decrease in administrative costs to manage the therapists that transferred to our Rehabilitation Therapy Services segment;

-	a $1.0 million increase in discounts and rebates from suppliers; and

-	a $1.0 million decrease in education and training costs.

Operating administrative expenses decreased $0.9 million, or 2.2%, to $40.3 million for the year ended December 31, 2011, from $41.2 million for the year ended December 31, 2010. The decrease is primarily due to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

lower meetings and conferences expense.

The provision for losses on accounts receivable increased $4.9 million, or 25.5%, to $24.1 million for the year ended December 31, 2011, from $19.2 million for the year ended December 31, 2010.  The increase relates to recording $5.0 million of additional provision in 2011 associated with the collectability of existing private-pay receivables.

Center rent expense for the year ended December 31, 2011 increased $64.1 million, or 77.2%, to $147.1 million, compared to $83.0 million for the year ended December 31, 2010. The increase was attributable to the new lease agreements entered into with Sabra in conjunction with the Separation and other negotiated rent increases.

Depreciation and amortization decreased $16.2 million, or 37.7%, to $26.8 million for the year ended December 31, 2011, from $43.0 million for the year ended December 31, 2010. The decrease was attributable to a decrease in depreciation related to the transfer of substantially all of our real estate to Sabra in conjunction with the Separation.

Net interest expense decreased $9.1 million, or 100.0%, for the year ended December 31, 2011 from $9.1 million for the year ended December 31, 2010.  The decrease is the result of the transfer of mortgages for previously owned centers to Sabra in conjunction with the Separation. Our remaining owned centers have no debt.

Rehabilitation Therapy Services.  Total revenues increased $45.9 million, or 22.3%, to $252.0 million for the year ended December 31, 2011, from $206.1 million for the year ended December 31, 2010.  Of the $45.9 million increase in total revenues, affiliated contract revenues increased $45.7 million and nonaffiliated contract revenues increased $0.2 million. The completion of the transfer of therapy employees from our Inpatient Services segment to our Rehabilitation Therapy Services segment (which began in November 2010) combined with service volume growth and improved rates drove the affiliated contract revenue increase. The increase in nonaffiliated contract revenues was due primarily to increased productivity coupled with contract rate increases. Affiliated and non-affiliated volume growth was partially offset by the negative effects of the changes in reimbursement for therapy occasioned by the implementation of RUGs IV in October 2010 and MPPR which began in January 2011. The therapy-delivery process changes made by Rehabilitation Therapy Services in the fourth quarter of 2011 helped reduce the originally expected negative impact of the CMS Final Rule.

Operating salaries and benefits expenses increased $43.0 million, or 25.0%, to $215.0 million for the year ended December 31, 2011 from $172.0 million for the year ended December 31, 2010. The increase was primarily due to service volume growth, including the transfer of therapy employees from our Inpatient Services segment, and an average increase of 1.7% in therapy wage rates.

Other operating costs, including contract labor expenses, increased $1.3 million, or 16.6%, to $9.3 million for the year ended December 31, 2011 from $8.0 million for the year ended December 31, 2010. The increase was primarily due to increased contract labor, education and training, and administrative expenses resulting from the increased business volume.

Medical Staffing Services.  Total revenues from Medical Staffing Services decreased $2.4 million, or 2.6%, to $89.4 million for the year ended December 31, 2011 from $91.8 million for the year ended December 31, 2010. The decrease in revenues was primarily the result of:

-	a $1.7 million decrease in staffing allied medical professionals due to a decline of 7,414 hours;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a decrease in locum tenens (physician placement) business of $1.1 million; and

offset by

-	a $0.4 million increase in the nurse staffing business.

Other operating costs decreased $1.5 million, or 11.4%, to $11.4 million for the year ended December 31, 2011 from $12.8 million for the year ended December 31, 2010. The decrease was primarily attributable to a decline in hours associated with the decline in revenues.

Corporate.  General and administrative costs not directly attributed to operating segments increased $1.5 million, or 2.4%, to $62.3 million for the year ended December 31, 2011 from $60.8 million for the year ended December 31, 2010. The increase was principally due to a net increase in salaries and bonus costs prior to the 2011 Restructuring.

Interest expense

Net interest expense not directly attributed to operating segments decreased $14.1 million, or 41.9%, to $19.5 million for the year ended December 31, 2011 from $33.6 million for the year ended December 31, 2010. The decrease was principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total net revenue increased $27.6 million, or 1.5%, to $1,896.5 million for the year ended December 31, 2010 from $1,868.9 million for the year ended December 31, 2009.  Of this increase in revenue, $24.2 million was contributed by our Inpatient Services segment and $14.3 million by our Rehabilitation Therapy segment.  These increases were offset by a $10.9 million decrease in revenue from our Medical Staffing segment.

Operating salaries and benefits expense increased $22.0 million, or 2.1%, to $1,071.8 million (56.5% of net revenues) for the year ended December 31, 2010 from $1,049.8 million (56.2% of net revenues) for the year ended December 31, 2009.  The increase is primarily the result of wage rate increases.

Self-insurance for workers’ compensation and general and professional liability insurance increased $7.0 million, or 11.0%, to $70.5 million (3.7% of net revenues) for the year ended December 31, 2010 from $63.5 million (3.4% of net revenues) for the year ended December 31, 2009.  The increase was attributable to increased general and professional liability insurance costs driven by adverse developments in claims incurred in prior years.

General and administrative expenses decreased $1.3 million, or 2.1%, to $60.8 million (3.2% of net revenues) for the year ended December 31, 2010 from $62.1 million (3.3% of net revenues) for the year ended December 31, 2009.  The decrease was due to decreased salaries and bonus costs driven by continued efforts to control costs.

Other operating costs increased $6.7 million, or 1.5%, to $438.9 million (23.1% of net revenues) for the year ended December 31, 2010 from $432.2 million (23.1% of net revenues) for the year ended December 31, 2009.  The increase in other operating costs was principally comprised of cost increases due to increased provider taxes, coupled with increases in service contracts for software maintenance.

Center rent expense increased $12.0 million, or 16.6%, to $84.4 million (4.4% of net revenues) for the year ended December 31, 2010 from $72.4 million (3.9% of net revenues) for the year ended December 31, 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The increase was primarily due to increased rent paid to Sabra after the Separation.

Depreciation and amortization increased $2.5 million, or 5.5%, to $47.6 million (2.5% of net revenues) for the year ended December 31, 2010 from $45.1 million (2.4% of net revenues) for the year ended December 31, 2009.  The increase was primarily attributable to additional capital expenditures incurred for information systems improvements in 2010, partially offset by a decrease in depreciation related to buildings as a result of the transfer of substantially all of our real estate to Sabra in the Separation.

The provision for losses on accounts receivable decreased $0.5 million, or 2.4%, to $20.4 million (1.1% of net revenues) for the year ended December 31, 2010 from $20.9 million (1.1% of net revenues) for the year ended December 31, 2009.  The decrease was principally driven by improved cash collections.

Net interest expense decreased $6.2 million, or 12.6%, to $42.7 million (2.3% of net revenues) for the year ended December 31, 2010 from $49.0 million (2.6% of net revenues) for the year ended December 31, 2009, principally due to lower interest rates on variable rate indebtedness coupled with reduced debt balances following the Separation.

Income tax expense decreased $26.6 million, or 90.0%, to $3.0 million (0.1% of net revenues) for the year ended December 31, 2010 from $29.6 million (1.6% of net revenues) for the year ended December 31, 2009, principally due to a decrease in income before income taxes and discontinued operations.

Other expenses (income) are comprised of transaction costs, loss (gain) on sale of assets, loss on extinguishment of debt and restructuring costs.  Other expenses increased $57.9 million to $59.2 million for the year ended December 31, 2010 from $1.3 million for the year ended December 31, 2009.  The increase was driven by $29.1 million of transaction costs and $29.2 million of loss on extinguishment of debt, both of which were due to the Separation and REIT Conversion Merger.

Our Adjusted EBITDA decreased $47.4 million, or 28.2%, to $120.6 million (6.4% of net revenues) for the year ended December 31, 2010 from $168.0 million (9.0% of net revenues) for the year ended December 31, 2009.  The decrease was primarily attributable to transaction costs incurred for the Separation ($29.1 million), operating salaries and benefits ($22.0 million), self-insurance for workers’ compensation and general and professional liability insurance ($7.0 million), and other operating costs ($6.7 million), offset by additional revenues of $27.6 million, all discussed above.  For an explanation of Adjusted EBITDA, including a description of our uses of, and the limitations associated with, Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, see footnote 6 to Item 6 – “Selected Financial Data” of this Annual Report.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the amount and percentage of certain elements of total net revenues for the years ended December 31 (dollars in thousands):

	2010		2009
Inpatient Services	$1,687,088	89.0%	$1,662,899	89.0%
Rehabilitation Therapy Services	206,088	10.9	179,533	9.6
Medical Staffing Services	91,801	4.8	102,554	5.5
Corporate	40	0.0	34	0.0
Intersegment eliminations	(88,512)	(4.7)	(76,096)	(4.1)
Total net revenues	$1,896,505	100.0%	$1,868,924	100.0%

Inpatient services revenues for long-term care, subacute care and assisted living services include revenues billed to patients or third-party payors for therapy and medical staffing services provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the years ended December 31 (in thousands):

	2010	2009
Rehabilitation Therapy Services	$86,476	$74,166
Medical Staffing Services	2,036	1,930
Total affiliated revenues	$88,512	$76,096

We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2010 for (1) our Inpatient Services segment decreased $6.0 million, or 3.8%, to $150.7 million, (2) our Rehabilitation Therapy services segment increased $3.0 million, or 26.6%, to $14.1 million and (3) our Medical Staffing Services segment decreased $3.0 million, or 35.0%, to $5.6 million due to the factors discussed below for each segment. We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.  The following table sets forth the amount of net segment income for the years ended December 31 (in thousands):

	2010	2009
Inpatient Services	$150,683	$156,595
Rehabilitation Therapy Services	14,073	11,112
Medical Staffing Services	5,595	8,610
Net segment income before Corporate	170,351	176,317
Corporate	(110,986)	$(102,368)
Net segment income	$59,365	73,949

Inpatient Services.  Net revenues increased $24.2 million, or 1.5%, to $1,687.1 million for the year ended December 31, 2010 from $1,662.9 million for the year ended December 31, 2009.  The increase in net revenues was primarily the result of:

-	an increase of $19.1 million in Medicaid revenues, driven by increases in customer base and rates, which drove $10.6 million and $8.5 million of the increase, respectively;

-	an increase of $14.6 million in hospice revenues due to an acquisition and internal growth; and

-	an increase of $7.7 million in other revenues including veterans and other various inpatient services;

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

offset by

-	a $6.2 million decrease in managed care and commercial insurance revenues due to a lower customer base;

-	a $4.8 million decrease in private revenues also due to a lower customer base;

-	a $4.5 million decrease due to closure of operations in 2010 and 2009; and

-
a $1.7 million decrease in Medicare revenues driven by a $23.6 million decrease due to a lower customer base, which was mitigated by increases in Medicare Part A rates and Medicare Part B revenues, which resulted in increased revenues of $21.1 million and $0.8 million, respectively.

Operating salaries and benefits expenses increased $5.0 million, or 0.6%, to $832.2 million for the year ended December 31, 2010 from $827.2 million for the year ended December 31, 2009.  The increase was primarily due to:

-	increases in compensation and related benefits and taxes of $6.0 million to remain competitive in local markets;

offset by

-	a decrease of $1.0 million in overtime expenses.

Self-insurance for workers’ compensation and general and professional liability insurance decreased $5.5 million, or 9.2%, to $54.0 million for the year ended December 31, 2010 as compared to $59.5 million for the year ended December 31, 2009.  The decrease was attributable to a $4.2 million decrease in general and professional liability insurance costs and a $1.3 million decrease in workers’ compensation costs.

Other operating costs increased $20.6 million, or 4.7%, to $454.7 million for the year ended December 31, 2010, from $434.1 million for the year ended December 31, 2009.  The increase was primarily due to:

-
a $8.2 million increase contract labor resulting from use of therapists in our Rehabilitation Therapy Services segment who were formerly employed by our Inpatient Services segment as well an increase in the number of new Rehab Recovery Suites coming on line;

-	a $6.6 million increase in taxes, primarily provider taxes;

-	a $4.5 million increase in purchased services of which a majority of the increase was in service contracts, software maintenance and collection agency expense;

-	a $1.6 million increase in administrative costs to manage therapists;

-	a $1.0 million increase in utility costs;

-	a $0.9 million increase in legal fees; and

-	a $0.4 million increase in other supplies costs, principally food and medical supplies costs;

offset by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a $1.3 million decrease in equipment rental; and

-	a $1.3 million decrease in training and recruitment costs.

Operating administrative expenses were consistent with the prior year at $41.2 million for the years ended December 31, 2010 and 2009.

The provision for losses on accounts receivable decreased $1.1 million, or 5.5%, to $19.2 million for the year ended December 31, 2010, from $20.3 million for the year ended December 31, 2009.  The decrease was due to improved cash collections.

Center rent expense for the year ended December 31, 2010 increased $12.0 million, or 16.9%, to $83.0 million, compared to $71.0 million for the year ended December 31, 2009. The increase was attributable to the new lease agreements entered into with Sabra in conjunction with the Separation and negotiated rent increases.

Depreciation and amortization increased $2.0 million, or 4.8%, to $43.0 million for the year ended December 31, 2010, from $41.0 million for the year ended December 31, 2009. Increases in depreciation and amortization related to computer hardware and software and leasehold improvements, respectively, were partially offset by a decrease in depreciation related to buildings transferred to Sabra in the Separation.

Net interest expense for the year ended December 31, 2010 was $9.1 million as compared to $11.9 million for the year ended December 31, 2009.  The decrease of $2.8 million was a result of lower borrowing costs and lower aggregate borrowings, and the transfer of mortgages to Sabra in conjunction with the Separation.

Rehabilitation Therapy Services.  Total revenues increased $26.6 million, or 14.8%, to $206.1 million for the year ended December 31, 2010, from $179.5 million for the year ended December 31, 2009.  Of the $26.6 million increase in total revenues, affiliated contract revenues increased $12.3 million; nonaffiliated contract revenues increased $13.2 million and other revenue increased $1.1 million. The addition of 35 affiliated contracts, combined with a rate increase and service volume growth drove the affiliated contract revenue increase. The increase in nonaffiliated contract revenues was due primarily to new contracts (net positive change in contract count), rate increases in existing business and growth in dysphagia and management services business lines.  Affiliated and non-affiliated volume growth was offset by the negative effects of the changes in reimbursement for therapy occasioned by the implementation of RUGs IV in October 2010.

Operating salaries and benefits expenses increased $21.7 million, or 14.4%, to $172.0 million for the year ended December 31, 2010 from $150.3 million for the year ended December 31, 2009. The increase was primarily due to service volume growth and an average increase of 1.66% in therapy wage rates.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

-	a decrease in locum tenens (physician placement) business of $3.3 million; and

-	a $0.1 million decrease due to nursing offices permanently closed in 2009;

offset by

-	a $0.7 million increase in the nurse staffing business.

Operating salaries and benefits expenses decreased $4.7 million, or 6.5%, to $67.6 million for the year ended December 31, 2010 from $72.3 million for the year ended December 31, 2009. The $4.7 million decrease was primarily driven by the decline in business volume.

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

Liquidity and Capital Resources

For the year ended and as of December 31, 2011, our net loss was $291.8 million, which included a $317.1 million non-cash loss on asset impairment, and our working capital was $149.1 million. As of December 31, 2011, we had cash and cash equivalents of $57.9 million, $60.0 million available on our revolving credit facility and $89.8 million in borrowings.

In December 2011, we voluntarily paid down $50 million of term loans in conjunction with amending the the terms of our credit agreement governing our revolving credit facility.  The amendment increased our interest rate by 1.25% in return for greater flexibility to our financial covenants.  As of December 31, 2011, we were in compliance with the covenants contained in the credit agreement governing our revolving credit facility.

Based on current levels of operations, we believe that our operating cash flows (which were $83.0 million for the year ended December 31, 2011), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed under “Capital Expenditures”, scheduled debt service payments and our other commitments described in the table under “Obligations and Commitments” at least through the next twelve months. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness. Although our credit agreement, which is described under “Loan Agreements”, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed. However, there can be no

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

    Since April 2007, we have relied on our cash flows to provide for operational needs and capital expenditures, and have not relied on revolving credit borrowings. However, there can be no assurance that our operations will continue to provide sufficient cash flow or that refinancing sources will be available in the future, particularly given current economic conditions. We anticipate that we will be able to utilize our revolving credit facility if needed, as we expect to remain in compliance with the covenants contained in our credit agreement for at least the next twelve months. In December 2011, we voluntarily paid down $50 million of term loans in conjunction with amending the Credit Agreement. The amendment increased our interest rate by 1.25% in return for greater flexibility to our financial covenants. As a result of the expected negative impact of the CMS Final Rule on our business, we implemented a broad-based mitigation initiative, which includes infrastructure cost reductions without affecting the quality of our patient care. These reductions in infrastructure costs were, and continue to be, necessary to mitigate the impact on our business and remain in compliance with financial covenants under the Credit Agreement. While we do not anticipate that any of our lenders will be unable to lend under our revolving credit facility if we determine to borrow funds, no assurance can be given that one or more of our lenders will be able to fulfill their commitments. We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.

Cash flows

During the year ended December 31, 2011, net cash provided by operating activities decreased by $3.1 million as compared to the prior year.  In addition to the $287.1 million decrease in year-over-year net income, the decrease in cash flows from operating activities was the result of (i) our period-over-period decrease in working capital changes of $14.4 million, driven principally by increased payments of claims accrued in our self-insurance obligations in an effort to settle claims and the related funding of cash restricted for future settlements and (ii) a period-over-period increase of $304.7 million in non-cash adjustments to net income, principally related to the loss on asset impairment.  Increased center rent expense of $63.9 million and reduced interest expense of $23.3 million, which also resulted primarily from the Separation, contributed to the decrease in net cash provided by operating activities.  All of these factors are discussed in “Results of Operations” above.

Net cash used for investing activities of $43.7 million for the year ended December 31, 2011 is comprised of (i) $44.1 million used for capital expenditures and (ii) $1.4 million used for acquisitions net of cash acquired, offset by  (iii) $1.8 million from proceeds from sale of assets.

Net cash used for financing activities of $62.6 million for the year ended December 31, 2011 is comprised of (i) $61.2 million in principal repayments of long-term debt and capital lease obligations and (ii) $1.4 million deferred financing costs.

During the year ended December 31, 2010, net cash provided by operating activities decreased by $29.0 million as compared to the prior year.  This decrease was the result of (i) a year-over-year decrease in net income of $43.3 million, which is primarily driven by the transaction costs and loss on extinguishment of debt resulting from the Separation, (ii) a year-over-year increase in working capital changes of $25.6 million due to timing differences and (iii) a $11.3 million decrease in non-cash adjustments to net income, principally related to deferred taxes offset by the loss on extinguishment of debt, depreciation and amortization expenses and the provision for losses on accounts receivable.

During the year ended December 31, 2009, net cash provided by operating activities increased by $20.7 million as compared to the prior year.  This increase was the result of (i) a year-over-year decrease in net income of $70.6 million, (ii) a year-over-year increase in working capital changes of $5.2 million due to timing differences and (iii)

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

a $86.2 million increase in non-cash adjustments to net income, principally related to depreciation and amortization expenses, the provision for losses on accounts receivable and recognition of deferred taxes.

Loan agreements

In October 2010, in connection with the Separation, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The Credit Agreement provides for $150.0 million in term loans ($89.8 million was outstanding at December 31, 2011), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans ($72.6 million was utilized at December 31, 2011).  The revolving credit facility was undrawn on December 31, 2010. In addition to funding the letter of credit facility, the proceeds of the term loans were used to repay outstanding term loans under Old Sun’s credit agreement, which was concurrently terminated, to pay related fees and expenses and to provide funds for general corporate purposes.  The letter of credit facility replaced the letter of credit facility under Old Sun’s credit agreement.  The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

In December 2011, we voluntarily paid down $50 million of term loans in conjunction with amending the Credit Agreement. The amendment increased our interest rate by 1.25% in return for greater flexibility with respect to our financial covenants.

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

Prior to the December 2011 amendments, amounts borrowed under the term loan facility were due in quarterly installments of $2.5 million, with the remaining principal amount due on the maturity date of the term loans. However, our December 2011 voluntary repayment effectively satisfies any required quarterly principal payments until the facility’s maturity in 2016. Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  Upon amendment, borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus 0.5%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  As of December 31, 2011, the applicable percentage for term loans and revolving loans was 6.00% for alternative base rate loans and 7.00% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, we are required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

Acquisitions

In October 2011, we acquired the operating assets of Harbinger Hospice, Inc., a privately-held, Medicare-certified hospice company that provides services to patients in Ohio, for $1.1 million in cash, excluding

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

transaction costs of $0.1 million, consisting primarily of broker success fees, that were expensed during the fourth quarter of 2011 in accordance with GAAP.

In December 2010, we completed the purchase of a hospice company that operates in Alabama and Georgia for $13.9 million.  The purchase price included allocations of $5.9 million for intangible assets, $10.4 million for goodwill, and $0.3 million for net working capital and other assets.

In October 2009, we completed the purchase of a hospice company, which operates four hospice programs in three states in the New England area, for $16.1 million.  The purchase price included allocations of $6.3 million for intangible assets, $11.3 million for goodwill, and $1.5 million for net working capital and other assets.

Assets held for sale

We had no assets held for sale as of December 31, 2011 or 2010.

During 2011, we disposed of a Maryland skilled nursing center in our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  The disposition, which was effective on August 1, 2011, resulted in cash proceeds to us of $1.8 million, net of our repayment of the related $5.2 million mortgage note.  During August 2011, we also divested two hospice operations in Oklahoma for a nominal price plus the assumption of certain liabilities by the buyer. The disposition resulted in a loss of $0.7 million, net of related tax benefit.

During 2010, we disposed of our nurse practitioner services group of our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  During October 2009, we transferred operations of an assisted living center in Utah to an outside party.  This center has been classified as a discontinued operation.

Capital expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, of $44.1 million, $53.5 million, and $54.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.   During the year ended December 31, 2011, we incurred $19.8 million of capital expenditures for ongoing normal operational needs of our centers, plus we expended $16.2 million for major renovations of our centers, including $3.5 million spent on our Rehab Recovery Suites.  We also incurred capital expenditures of $4.2 million in our Corporate segment for information systems and other needs.

As of December 31, 2011, we had commitments for capital expenditures under various contracts of $8.5 million related to improvements at centers.  These commitments, and other expenditures in response to emergency situations at our centers, the amount of which we cannot predict, represent our non-discretionary capital expenditures.  The remaining amount of our 2012 planned capital expenditures is discretionary.  We expect to incur approximately $26.5 million to $31.5 million in capital expenditures during 2012, related primarily to improvements at existing centers and information system upgrades.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Obligations and Commitments

The following table provides information about our contractual obligations and commitments in future years as of December 31, 2011 (in thousands):

	Payments Due by Period
							After
	Total	2012	2013	2014	2015	2016	2016
Contractual Obligations:
Debt, including interest
payments (1)	$160,884	$15,173	$15,176	$14,708	$14,219	$101,608	$-
Capital leases (2)	360	271	83	6	-	-	-
Capital expenditures	8,546	8,546	-	-	-	-	-
Purchase obligations (3)	375,560	148,080	123,980	60,480	43,020	-	-
Operating leases (4)	1,185,590	149,483	146,707	120,445	121,536	120,513	526,906
Other liabilities (5)	14,073	1,402	1,680	4,665	3,446	2,509	371

Total	$1,745,013	$322,955	$287,626	$200,304	$182,221	$224,630	$527,277

	Amount of Commitment Expiration Per Period
	Total
	Amounts						After
	Committed	2012	2013	2014	2015	2016	2016
Other Commercial Commitments:
Letters of credit (6)	$72,643	$72,643	$-	$-	$-	$-	$-

Total	$72,643	$72,643	$-	$-	$-	$-	$-

(1)
Debt includes principal payments and interest payments through the maturity dates. Total interest on debt, based on contractual rates, is $71.4 million, of which $71.1 million is attributable to variable interest rates determined using the weighted average method.

(2)	Includes interest of $0.1 million.
(3)	Represents our estimated level of purchasing from our main suppliers assuming that we continue to operate the same number of centers in future periods.
(4)	Some of our operating leases also have contingent rentals.
(5)
Represents $14.1 million of liability due to the previous shareholders of Harborside when certain tax benefits associated with that acquisition are realized.  Excludes liabilities for uncertain tax positions that are included in other liabilities at December 31, 2011 for which we are unable to make a reasonably reliable estimate as to when, if at all, cash settlements with taxing authorities will occur.

(6)	Letters of credit expire annually but may be reissued pursuant to a $75.0 million letter of credit facility that terminates in October 2016.

Critical Accounting Estimates

Our discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. We believe the following are the most significant judgments and estimates affecting the accounting policies we use in the preparation of the consolidated financial statements.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The allowance for doubtful accounts related to centers that we have divested was based on management’s expectation of collectability at the time of divestiture and was recorded in gain or loss on disposal of discontinued operations, net. As collections are recognized or new information becomes available, the allowance is adjusted as appropriate. As of December 31, 2011, accounts receivable for divested operations were significantly reserved.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

are based upon an anticipated loss per unit of measure. The Bornhuetter-Ferguson method is a combination of loss development methods and expected loss methods.

The foundation for most of these methods is our actual historical reported and/or paid loss data, over which we have effective internal controls. We utilize third-party administrators (“TPAs”) to process claims and to provide us with the data utilized in our semi-annual actuarial analyses. The TPAs are under the oversight of our in-house risk management and legal functions. These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by our legal and risk management departments, are determined based on our estimate of the ultimate settlement and/or ultimate loss exposure of individual claims. In cases where our historical data are not statistically credible, stable, or mature, we supplement our experience with nursing home industry benchmark reporting and payment patterns.

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

Regarding our estimates for workers’ compensation reserves, there were no large or unusual settlements during the 2011 or 2010 period.  As of December 31, 2011, the discounting of the policy periods resulted in a reduction to our reserves of $14.1 million.

There were no significant adverse developments to our general and professional liabilities reserves during 2011. During 2010, we determined that the previous estimates for general and professional liabilities reserves for matters related to years prior to 2010 were understated by $13.1 million due to adverse developments with respect to a number of claims that arose in prior periods. Accordingly, we recorded a charge in the fourth quarter of 2010 to increase our general and professional liabilities reserves. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported.

Impairment of assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  Our goodwill included in our consolidated balance sheets as of December 31, 2011 and 2010 was $34.5 and $350.2 million, respectively.  Under GAAP, goodwill and intangible assets with indefinite lives are not amortized; however, they are subject to annual impairment tests. Intangible assets with definite lives continue to be amortized over their estimated useful lives.  The decrease in our goodwill during 2011 was primarily the result of an impairment charge, but partially offset by a hospice acquisition in our Inpatient Services segment.

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

GAAP requires that goodwill, intangible assets and other long-lived assets be evaluated at least annually for

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

potential impairment and also when a triggering event occurs during an interim time period.  We perform our annual goodwill impairment analysis for our reporting units during the fourth quarter of each year.  GAAP requires that impairment be assessed for reporting units of the affected operating segments.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment.  For our Inpatient Services reportable segment, the reporting units for our annual goodwill impairment analysis were determined to be the divisional operating levels.  The divisional operating levels of the Inpatient Services reportable segment include the northeast, southeast, central and west geographic divisions of SunBridge as well as the SolAmor hospice division and the Americare nutritional supplement division.  Our goodwill balances by reporting unit as of December 31, 2011 are (in thousands):

Inpatient Services – SolAmor hospice division	$29,888
Rehabilitation Therapy Services segment	75
Medical Staffing Services segment	4,533
Total goodwill	$34,496

As a result of the CMS Final Rule, the prospective decrease in Medicare part A payment rates (i.e., the Medicare parity adjustment) is 12.6%.  Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that will further reduce our revenues from the Medicare program and/or increase our costs of providing such services.  We determined that the CMS Final Rule announcement constituted an interim triggering event in the third quarter of 2011 for evaluating whether the recoverability of goodwill, intangible assets and other long-lived assets in the divisional reporting units of our Inpatient Services reportable segment affected by the CMS Final Rule was impaired.  We recognized $317.1 million of non-cash loss on asset impairment for the SunBridge’s divisional reporting units in our Inpatient Services reportable segment.  The non-cash charges consisted of $314.7 million of goodwill impairment and $2.4 million of asset impairment for intangible assets for favorable lease obligations.  The charges were determined in the following manner:

Finite-Lived Intangibles

Our finite-lived intangibles include tradenames and favorable lease obligations.

When evaluating the recoverability of tradenames, we considered projections of future profitability and undiscounted cash flows for the affected portions of the Inpatient Services operating segments as compared to the carrying value of the tradenames assets.  We determined that projected undiscounted cash flows were sufficient to recover the assets’ carrying value.  As a result, there was no impairment of tradenames during 2011.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Indefinite-Lived Intangibles

Our indefinite-lived intangibles consist of CONs obtained through our acquisitions.  We evaluate the recoverability of our CON intangibles by comparing the assets' respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place coupled with estimates of market pricing to determine the highest and best use for purposes of determining fair value.  The resulting fair values exceeded the assets’ carrying values and thus no impairment was recognized.

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

Goodwill

GAAP requires that impairment be assessed for reporting units of the affected operating segments.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment.  For our Inpatient Services reportable segment, the reporting units for our annual goodwill impairment analysis were determined to be the divisional operating levels.  The divisional operating levels of the Inpatient Services reportable segment include the northeast, southeast, central and west geographic divisions of SunBridge as well as the SolAmor hospice division and the Americare nutritional supplement division.

We determine potential impairment by comparing the net assets of each reporting unit to their respective fair values, which GAAP describes as Step 1 of goodwill impairment testing. We determine the estimated fair value of each reporting unit using a discounted projected cash flow analysis and other appropriate valuation methodologies.  In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit, which is referred to in GAAP as Step 2 of the impairment analysis. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured by the difference between the goodwill’s carrying value and its implied fair value.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

capitalization as of September 30, 2011.  Key assumptions in the discounted cash flow model are as follows:

Business Growth Assumptions – In determining our projected Inpatient Services revenue growth rates for our discounted cash flow model, we focus on the two primary drivers: average daily census (“ADC”) and reimbursement rates, particularly those rates impacted by the CMS Final Rule. Key revenue inputs include historical ADC adjusted for known trends and current Medicare and Medicaid rates adjusted for anticipated changes. ADC trends have been reasonably constant within a narrow range and may be influenced over the long run by a number of factors, including demographic changes in the population we serve and our ability to deliver quality service in an attractive environment. Generally, long term care reimbursement rates are set annually by the payor. To estimate these rates, we evaluate the current reimbursement climate and adjust historical trends where appropriate. Significant adverse rate changes in any one year would cause us to reevaluate our projected rates.  In recent years, we have generated historical revenue growth of 1.4% to 6.2% annually.  Expenses generally vary with ADC and have historically grown by approximately 2.9% to 5.6% annually.  Labor is the largest component of our expenses.  We consider labor market trends and staffing needs for the projected ADC levels in determining labor growth rates to be used in our projections. The projected growth rates used in our discounted cash flow model took into account the potential adverse effects of the current economic downturn on our projected revenue and expenses.

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

The goodwill impairment analysis is subject to impact from uncertainties arising from such events as changes in economic or competitive conditions, the current general economic environment, material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows, and the impact of strategic decisions.  The results of our interim 2011 impairment analysis showed that goodwill in each of SunBridge’s divisional reporting units tested was impaired.  Based on the analysis performed, we recognized a loss on impairment of $314.7 million for the three months ended September 30, 2011, which represents the full carrying value of goodwill for the SunBridge divisional operating segments of our Inpatient Services reportable segment.

The Step 1 results of our annual fourth quarter 2011 goodwill impairment analysis for our Inpatient Services SolAmor hospice division reporting unit, our Rehabilitation Therapy Services segment and our Medical Staffing Services segement showed that none were impaired as their fair value exceeded their carrying value.

Recent Accounting Pronouncements

Discussion of recent accounting pronouncements can be found in the “Recent Accounting Pronouncements” portion of Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report, which is incorporated by reference in response to this item.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Impact of Inflation

CMS implemented net market basket increases of 1.7%, 2.3% and 2.2% to the Medicare reimbursement rates for Federal fiscal years 2012, 2011 and 2010, respectively, which increases were primarily intended to keep track with inflation. The CMS Final Rule for Federal fiscal year 2012 also had a 12.6% reduction for Medicare rate parity adjustment.

Off-Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk because we hold debt that is sensitive to changes in interest rates.  We manage our interest rate risk exposure by maintaining a mix of fixed and variable rates for debt.

	Expected Maturity Dates							Fair Value	Fair Value
								December 31,	December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011(1)	2010(1)
	(Dollars in thousands)
Long-term Debt:
Fixed rate debt	$1,017	$922	$456	$-	$-	$-	$2,395	$2,450	$8,584
Rate	8.70%	8.59%	8.52%	-%	-%	-%
Variable rate debt	$-	$-	$-	$-	$87,389	$-	$87,389	$72,096	$147,500
Rate	-%	-%	-%	-%	8.75%	-%

Interest rate hedges:								$2,049	$-
Cap	$82,500	$-	$-	$-	$-	$-
Maximum rate	1.75%	-	-	-	-	-
Variable to fixed	$-	$82,500	$82,500	$-	$-	$-
Average pay rate	-	3.185%	3.185%	-	-	-
Average receive rate	-	1.75%	1.75%	-	-	-

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2012.

Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, and other financial personnel.  The Code of Ethics is designed to deter wrongdoing and to promote, among other things, (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosures, and (iii) compliance with applicable governmental laws, rules and regulations.  The Code of Ethics is available on our web site at www.sunh.com by clicking on “Governance” and then “Compliance.”   If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website.

Item 11.  Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2012.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2012.

Item 14.  Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement, which we will file pursuant to Exchange Act Regulation 14A prior to April 30, 2012.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	(1)	The following consolidated financial statements of Sun Healthcare Group, Inc. and subsidiaries are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data”:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Financial schedules required to be filed by Item 8 of this form, and by Item 15(a)(2) below:

Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit
Number	Description of Exhibits

2.1(1)	Agreement and Plan of Merger dated October 19, 2006 by and among Sun Healthcare Group, Inc., Horizon Merger, Inc. and Harborside Healthcare Corporation

2.2(8)±	Distribution Agreement, dated November 4, 2010, by and among Sun Healthcare Group, Inc. (Old Sun), Sabra Health Care REIT, Inc. and Sun Healthcare Group, Inc. (formerly SHG Services, Inc.)

3.1(12)	Amended and Restated Certificate of Incorporation of Sun Healthcare Group, Inc., as amended

3.2(12)	Amended and Restated Bylaws of Sun Healthcare Group, Inc.

10.1(2)	Credit Agreement, dated as of October 18, 2010, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

10.1.1(11)	Amendment No.1 to Credit Agreement, dated December 13, 2011, among Sun Healthcare Group, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent for the Lenders

10.2(12)+	Sun Healthcare Group, Inc. 2004 Equity Incentive Plan

10.3(12)+	Sun Healthcare Group, Inc. 2009 Performance Incentive Plan

10.4(12)+	Form of Stock Option Agreement

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

10.5(12)+	Form of Stock Unit Agreement for employees

10.6(12)+	Form of Stock Unit Agreement for non-employee directors

10.7(12)+	Non-employee Directors Stock-for-Fees Program and Payment Election Form

10.8(3)+	Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of December 17, 2008

10.9(4)+	Employment Agreement by and between Sun Healthcare Group, Inc. and William A. Mathies dated as of November 18, 2010

10.10*+	Severance Benefits Agreement by and between Sun Healthcare Group, Inc. and Raymond L. Thivierge dated as of January 2011

10.11*+	Severance Benefits Agreement by and between SunBridge Healthcare, LLC and Logan Sexton dated as of January 2011

10.12(12)+	Non-Employee Director Compensation Policy of Sun Healthcare Group, Inc.

10.13(9)	Tax Allocation Agreement, dated as of September 23, 2010, by and among Sun Healthcare Group, Inc. (Old Sun), Sabra Health Care REIT, Inc. and Sun Healthcare Group, Inc. (formerly SHG Services, Inc.)

10.14(5)
Third Amended and Restated Master Lease Agreement among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated November 4, 2010

10.14.1(14)
First Amendment to Third Amended and Restated Master Lease Agreement by and among Sun HealthCare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors) dated May 31, 2011

10.14.2(5)
Guaranty dated November 4, 2010 by Sun Healthcare Group, Inc. in favor of Lessors under the Third Amended and Restated Master Lease Agreement dated November 4, 2010 among Sun Healthcare Group, Inc. and certain of its subsidiaries (as Lessees) and Omega Healthcare Investors, Inc. and certain of its subsidiaries (as Lessors)

10.15(5)	Form of Indemnification Agreement entered into with each of the directors and officers of Sun Healthcare Group, Inc. and certain of its subsidiaries

10.16(10)+	Sun Healthcare Group, Inc. Deferred Compensation Plan

10.17(6)+	Amended and Restated Severance Benefits Agreement dated as of December 17, 2008 by and between Richard L. Peranton and CareerStaff Unlimited, Inc.

10.18(7)+	Amended and Restated Severance Benefits Agreement dated as of December 17, 2008 by and between Sue Gwyn and SunDance Rehabilitation Corporation

10.19(8)	Transition Services Agreement, dated November 4, 2010, by and between Sun Healthcare

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Group, Inc. (formerly SHG Services, Inc.) and Sabra Health Care REIT, Inc.

10.20(8)	Form of Master Lease Agreement entered into between subsidiaries of Sun Healthcare Group, Inc. (formerly SHG Services, Inc.) and subsidiaries of Sabra Health Care REIT, Inc.

10.20.1(8)	Form of Guaranty entered into by Sun Healthcare Group, Inc. (formerly SHG Services, Inc.) in favor of subsidiaries of Sabra Health Care REIT, Inc., as landlords under the Master Lease Agreements.

10.21(13)+	Sun Healthcare Group, Inc. Executive Bonus Plan

10.22(13)+	2011 Incentive Plan for President of SunBridge Healthcare, LLC

10.23(13)+	2011 Incentive Plan for President of SunDance Rehabilitation Corporation

21.1*	Subsidiaries of Sun Healthcare Group, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Section 302 Sarbanes-Oxley Certifications by Principal Executive Officer

31.2*	Section 302 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer

32.1*	Section 906 Sarbanes-Oxley Certifications by Principal Executive Officer

32.2*	Section 906 Sarbanes-Oxley Certifications by Principal Financial and Accounting Officer
_______________

*      Filed herewith.
+      Designates a management compensation plan, contract or arrangement
±
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

(1)	Incorporated by reference from exhibits to our Form 8-K filed on October 25, 2006
(2)	Incorporated by reference from exhibits to our Form 8-K filed on October 22, 2010
(3)	Incorporated by reference from exhibits to our Form 10-K filed on March 4, 2009
(4)	Incorporated by reference from exhibits to our Form 8-K filed on November 23, 2010
(5)	Incorporated by reference from exhibits to our Form 8-K filed on November 16, 2010
(6)	Incorporated by reference from exhibits to our Form 10-Q filed on August 7, 2009
(7)	Incorporated by reference from exhibits to our Form 10-K filed on March 5, 2010
(8)	Incorporated by reference from exhibits to our Form 8-K filed on November 5, 2010
(9)	Incorporated by reference from exhibits to our Form 8-K filed on September 29, 2010
(10)	Incorporated by reference from exhibits to our Form 10-Q filed on April 29, 2009
(11)	Incorporated by reference from exhibits to our Form 8-K filed on December 13, 2011
(12)	Incorporated by reference from exhibits to our Form 10-K filed on March 3, 2011
(13)	Incorporated by reference from exhibits to our Form 10-Q filed on May 5, 2011
(14)	Incorporated by reference from exhibit 10.1 to our Form 10-Q filed on August 4, 2011

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Chief Financial Officer

February 29, 2012

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant as of dates and in the capacities indicated.

Signatures	Title	Date

Chairman of the Board and Chief Executive Officer
/s/ William A. Mathies	(Principal Executive Officer)	February 28, 2012
William A. Mathies

Executive Vice President and Chief Financial Officer (Principal
/s/ L. Bryan Shaul	Financial Officer)	February 28, 2012
L. Bryan Shaul

Senior Vice President and Corporate Controller (Principal
/s/ Jeffrey M. Kreger	Accounting Officer)	February 29, 2012
Jeffrey M. Kreger

/s/ Gregory S. Anderson	Director	February 29, 2012
Gregory S. Anderson

/s/ Tony M. Astorga	Director	February 28, 2012
Tony M. Astorga

/s/ Christian K. Bement	Director	February 28, 2012
Christian K. Bement

/s/ Michael J. Foster	Director	February 29, 2012
Michael J. Foster

/s/ Barbara B. Kennelly	Director	February 29, 2012
Barbara B. Kennelly

/s/ Milton J. Walters	Director	February 29, 2012
Milton J. Walters

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2011

Page

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3– F-4
As of December 31, 2011 and 2010

Consolidated Statements of Operations	F-5
For the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss)	F-6
Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows	F-7 – F-8
For the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements	F-9 – F-46

Supplementary Data (Unaudited) - Quarterly Financial Data	1 – 3

Schedule II – Valuation and Qualifying Accounts	4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sun Healthcare Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sun Healthcare Group, Inc and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, effective January 1, 2011 the Company changed its method of presentation for medical malpractice claims and similar contingent liabilities and related insurance recoveries due to the adoption of FASB Accounting Standards Update 2010-24.

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
February 29, 2012

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	December 31, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$57,908	$81,163
Restricted cash	15,706	15,329
Accounts receivable, net of allowance for doubtful accounts of $67,640
and $64,883 at December 31, 2011 and 2010, respectively	202,229	214,518
Prepaid expenses and other assets	29,075	20,381
Deferred tax assets	63,170	69,800

Total current assets	368,088	401,191

Property and equipment, net of accumulated depreciation and amortization
of $127,798 and $102,897 at December 31, 2011 and 2010, respectively	148,298	139,860
Intangible assets, net of accumulated amortization of $13,226 and $12,506 at
December 31, 2011 and 2010, respectively	35,294	39,815
Goodwill	34,496	350,199
Restricted cash, non-current	353	350
Deferred tax assets	123,974	126,540
Other assets	45,163	23,803
Total assets	$755,666	$1,081,758

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	December 31, 2011	December 31, 2010
Current liabilities:
Accounts payable	$55,888	$49,993
Accrued compensation and benefits	61,101	61,518
Accrued self-insurance obligations, current portion	57,810	52,093
Other accrued liabilities	43,139	53,945
Current portion of long-term debt and capital lease obligations	1,017	11,050

Total current liabilities	218,955	228,599

Accrued self-insurance obligations, net of current portion	157,267	133,405
Long-term debt and capital lease obligations, net of current portion	88,768	144,930
Unfavorable lease obligations, net of accumulated amortization of
$20,753 and $19,298 at December 31, 2011 and 2010, respectively	7,110	9,815
Other long-term liabilities	58,110	52,566

Total liabilities	530,210	569,315

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333
shares, zero shares issued and outstanding as of December 31, 2011
and December 31, 2010	-	-
Common stock of $.01 par value, authorized 41,667 shares,
25,146 and 24,974 shares issued and outstanding as of
December 31, 2011 and December 31, 2010, respectively	251	250
Additional paid-in capital	726,861	720,854
Accumulated deficit	(500,427)	(208,661)
Accumulated other comprehensive loss, net	(1,229)	-
Total stockholders' equity	225,456	512,443
Total liabilities and stockholders' equity	$755,666	$1,081,758

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009

Total net revenues	$1,930,340	$1,896,505	$1,868,924
Costs and expenses:
Operating salaries and benefits	1,086,109	1,071,786	1,049,850
Self-insurance for workers' compensation and general
and professional liability insurance	61,027	70,468	63,473
Operating administrative expenses	51,971	51,943	50,924
Other operating costs	400,256	386,972	381,287
Center rent expense	148,308	84,390	72,446
General and administrative expenses	62,331	60,842	62,068
Depreciation and amortization	32,086	47,631	45,092
Provision for losses on accounts receivable	25,277	20,391	20,857
Interest, net of interest income of $324, $314, and $381, respectively	19,451	42,717	48,979
Loss on extinguishment of debt	-	29,221	-
Transaction costs	-	29,113	-
Loss on sale of assets, net	810	847	41
Restructuring costs	2,728	-	1,304
Loss on asset impairment	317,091	-	-
Total costs and expenses	2,207,445	1,896,321	1,796,321

(Loss) income before income taxes and discontinued operations	(277,105)	184	72,603
Income tax expense	12,457	2,964	29,616
(Loss) income from continuing operations	(289,562)	(2,780)	42,987

Discontinued operations:
Loss from discontinued operations, net of related taxes	(1,523)	(1,870)	(3,983)
Loss on disposal of discontinued operations, net of related taxes	(681)	-	(333)
Loss from discontinued operations	(2,204)	(1,870)	(4,316)

Net (loss) income	$(291,766)	$(4,650)	$38,671

Basic earnings per common and common equivalent share:
(Loss) income from continuing operations	$(11.10)	$(0.14)	$2.94
Loss from discontinued operations, net	(0.09)	(0.10)	(0.29)
Net (loss) income	$(11.19)	$(0.24)	$2.65

Diluted earnings per common and common equivalent share:
(Loss) income from continuing operations	$(11.10)	$(0.14)	$2.92
Loss from discontinued operations, net	(0.09)	(0.10)	(0.29)
Net (loss) income	$(11.19)	$(0.24)	$2.63

Weighted average number of common and common equivalent
shares outstanding:
Basic	26,083	19,280	14,614
Diluted	26,083	19,280	14,714

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the Years Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Issued and outstanding at beginning of period	24,974	$250	43,764	$438	43,545	$435
Issuance of common stock	172	1	306	3	219	3
Issuance of common stock in the equity offering	-	-	30,763	307	-	-
Exchange of shares in the Separation (Note 1)	-	-	(49,859)	(498)	-	-
Common stock issued and outstanding at
end of period	25,146	251	24,974	250	43,764	438

Additional paid-in capital:
Balance at beginning of period		720,854		655,666		650,542
Issuance of common stock in excess of par value		-		494		101
Stock-based compensation expense		8,360		6,300		5,810
Issuance of common stock in excess of par value from the equity offering, net		-		224,685		-
Exchange of shares in the Separation (Note 1)		-		498		-
Dividend to stockholders (Note 1)		-		(9,996)		-
Distribution to Sabra (Note 1)		(1,151)		(155,749)		-
Other		(1,202)		(1,044)		(787)
Additional paid-in capital at end of period		726,861		720,854		655,666

Accumulated deficit:
Balance at beginning of period		(208,661)		(204,011)		(242,682)
Net (loss) income		(291,766)		(4,650)		38,671
Accumulated deficit at end of period		(500,427)		(208,661)		(204,011)

Accumulated other comprehensive loss:
Balance at beginning of period		-		(3,029)		(4,586)
Other comprehensive (loss) income from cash flow hedge, net of related tax (benefit) expense of $(820), $2,105 and $1,038		(1,229)		3,029		1,557
Accumulated other comprehensive loss at
end of period		(1,229)		-		(3,029)

Total stockholders' equity		$225,456		$512,443		$449,064

Comprehensive (loss) income:

Net (loss) income		$(291,766)		$(4,650)		$38,671
Other comprehensive (loss) income from cash flow hedge, net of related tax (benefit) expense of $(820), $2,019, and $1,038, respectively		(1,229)		3,029		1,557
Comprehensive (loss) income		$(292,995)		$(1,621)		$40,228

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(291,766)	$(4,650)	$38,671
Adjustments to reconcile net (loss) income to net cash provided by operating activities, including discontinued operations:
Loss on extinguishment of debt	-	14,126	-
Depreciation and amortization	32,331	48,023	45,465
Amortization of favorable and unfavorable lease intangibles	(2,023)	(1,945)	(1,824)
Provision for losses on accounts receivable	25,796	21,175	21,196
Loss on sale of assets, including discontinued operations, net	1,926	847	605
Loss on asset impairment	317,091	-	-
Stock-based compensation expense	8,360	6,300	5,810
Deferred taxes	8,154	(1,590)	27,003
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,561)	(18,945)	(33,547)
Restricted cash	(1,201)	3,176	10,628
Prepaid expenses and other assets	(178)	5,671	2,940
Accounts payable	5,567	(1,842)	(8,390)
Accrued compensation and benefits	(552)	2,519	(2,989)
Accrued self-insurance obligations	3,377	17,890	7,759
Other accrued liabilities	(5,760)	(9,919)	(3,196)
Other long-term liabilities	(2,517)	(928)	(1,223)
Net cash provided by operating activities	83,044	79,908	108,908

Cash flows from investing activities:
Capital expenditures	(44,146)	(53,528)	(54,312)
Purchase of leased real estate	-	-	(3,275)
Proceeds from sale of assets held for sale	1,809	-	2,174
Acquisitions, net of cash acquired	(1,356)	(13,894)	(14,936)
Net cash used for investing activities	(43,693)	(67,422)	(70,349)

Cash flows from financing activities:
Borrowings of long-term debt	-	435,500	20,822
Principal repayments of long-term debt and capital lease obligations	(61,201)	(590,939)	(46,292)
Payment to non-controlling interest	-	(2,025)	(311)
Distribution to non-controlling interest	-	(105)	(549)
Distribution to Sabra Health Care REIT, Inc.	-	(66,862)	-
Dividend to stockholders	-	(9,996)	-
Proceeds from issuance of common stock	-	225,393	101
Deferred financing costs	(1,405)	(26,772)	-
Net cash used for by financing activities	(62,606)	(35,806)	(26,229)

Net (decrease) increase in cash and cash equivalents	(23,255)	(23,320)	12,330
Cash and cash equivalents at beginning of period	81,163	104,483	92,153
Cash and cash equivalents at end of period	$57,908	$81,163	$104,483
Supplemental disclosure of cash flow information:
Interest payments	$18,529	$47,160	$48,781
Capitalized interest	$454	$614	$523
Income taxes paid, net	$1,462	$103	$3,484

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

For the year ended December 31, 2011, additional paid-in capital decreased due to the adjustment of certain non-cash liabilities distributed to Sabra in the amount of $1.2 million (see Note 1 – “Nature of Business”).

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

DECEMBER 31, 2011

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

Business

Our subsidiaries provide long-term, subacute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  We operated 199 healthcare facilities in 25 states as of December 31, 2011.

2011 Restructuring

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commenced on October 1, 2011 (the “CMS Final Rule”).  As a result of the expected negative impact of the CMS Final Rule on our business, we implemented a broad-based mitigation initiative, which includes infrastructure cost reductions without affecting the quality of our patient care. These reductions in infrastructure costs were, and continue to be, necessary to mitigate the impact on our business and remain in compliance with financial covenants under the Credit Agreement. During our third quarter ended September 30, 2011, in connection with our mitigation initiative, we incurred $2.4 million of restructuring costs, which consisted primarily of severance benefits resulting from reductions of staff.

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

2010 Restructuring

On November 15, 2010, our former parent, Sun Healthcare Group, Inc. (“Old Sun”), completed a restructuring by separating its real estate assets and operating assets into two separate publicly traded companies.  The restructuring consisted of certain key transactions to effect the reorganization, such that (i) substantially all of Old Sun’s owned real property and related mortgage indebtedness owed to third parties were transferred to or assumed by Sabra Health Care REIT, Inc (“Sabra”), a Maryland corporation and a wholly owned subsidiary of Old Sun, or one or more subsidiaries of Sabra, and (ii) all of Old Sun’s operations and other assets and liabilities were transferred to or assumed by SHG Services, Inc., a Delaware corporation and a wholly owned subsidiary of Old Sun (“New Sun”), or one or more subsidiaries of New Sun.

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

DECEMBER 31, 2011

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

The historical carrying values of assets and liabilities distributed to Sabra in the Separation are as follows (in thousands):

Cash	$$66,862
Restricted cash	5,527
Property and equipment, net of accumulated depreciation and
amortization of $91,878	484,801
Intangible and other assets, net	16,116
Long-term debt and mortgage notes payable	(386,678)
Accrued interest on mortgage notes payable	(1,425)
Other accrued liabilities	(2,326)
Deferred tax liabilities	(20,670)
Due to Sun Healthcare Group, Inc.	(5,307)
Net distribution	$$156,900

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

DECEMBER 31, 2011

(2)  Summary of Significant Accounting Policies

(a)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include determination of net revenues, allowances for doubtful accounts, self-insurance obligations, goodwill and other intangible assets (including impairments), and allowances for deferred tax assets.  Actual results could differ from those estimates.

(b)  Principles of Consolidation

Our consolidated financial statements include the accounts of our subsidiaries in which we own more than 50% of the voting interest. Investments of companies in which we own between 20% and 50% of the voting interests and have significant influence were accounted for using the equity method, which records as income an ownership percentage of the reported income of the subsidiary.  Investments in companies in which we own less than 20% of the voting interests and do not have significant influence are carried at lower of cost or fair value. All significant intersegment accounts and transactions have been eliminated in consolidation.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

  Revenues from Medicaid accounted for 39.3%, 40.3%, and 39.9% of our net revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Revenues from Medicare comprised 31.7%, 29.8%, and 29.5% of our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The allowance for doubtful accounts related to centers that we have divested was based on management’s expectation of collectability at the time of divestiture and is recorded with the gain or loss on disposal of discontinued operations.  As collections are realized or if new information becomes available, the allowance is adjusted as appropriate.  As of December 31, 2011 and 2010, accounts receivable for divested operations were significantly reserved.

(g)  Property and Equipment

Property and equipment are stated at historical cost. Property and equipment held under capital lease are stated at the net present value of future minimum lease payments and their amortization is included in depreciation expense.  Major renewals or improvements are capitalized whereas ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements – five to forty years; leasehold improvements – the shorter of the estimated useful lives of the assets or the life of the lease; and equipment – three to twenty years.  We subject our long-lived assets to an impairment test if an indicator of potential impairment is present. (See Note 6 – “Goodwill, Intangible Assets and Long-Lived Assets.”)

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

DECEMBER 31, 2011

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

(k)  Income Taxes

Pursuant to GAAP, an asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  Deferred tax assets are also recognized for the future tax benefits from net operating loss and tax credit carryforwards.  A valuation allowance is to be provided for the net deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

(l)  Net (Loss) Income Per Share

Basic net (loss) income per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average number of common shares for the years ended December 31, 2011, 2010 and 2009 includes all the common shares that are presently outstanding and the common shares issued as common stock awards and exclude non-vested restricted stock.  (See Note 11 – “Capital Stock.”)

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

(m)  Discontinued Operations and Assets Held for Sale

GAAP requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  GAAP also requires the reporting of discontinued operations which includes all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Depreciation is discontinued once an asset is classified as held for sale.  (See Note 7 – “Discontinued Operations and Assets and Liabilities Held for Sale.”)

(n)  Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2011 financial statement presentation.  Specifically, we have reclassified the results of operations of material divestitures subsequent to December 31, 2010 (see Note 7 – “Discontinued Operations and Assets and Liabilities Held for Sale”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

(o)  Interest Rate Hedge Agreements

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

(p)  Recent Accounting Pronouncements

The Emerging Issues Task Force of the FASB issued an Accounting Standards Update (“ASU”) in August 2010 regarding the balance sheet presentation of medical malpractice claims and similar contingent liabilities and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

related insurance recoveries.  The updated guidance requires the insurance recovery receivable to be presented as a gross asset instead of netting it against the related liability.  The updated presentation was effective for us on January 1, 2011, is reflected in the accompanying consolidated balance sheet and has resulted in the reclassification of anticipated insurance recoverables to assets as of January 1, 2011 of $2.1 million and $28.1 million for general and professional liabilities and workers’ compensation liabilities, respectively.  There was no impact on our accumulated deficit due to adoption of this new standard.  See the Insurance portion of Note 8 – “Commitments and Contingencies” for additional information.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 becomes effective for our interim and annual periods beginning January 1, 2012.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements as it only requires a change in the format of presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”), giving companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then companies are required to perform the two-step goodwill impairment test.  ASU 2011-08 will be effective for our fiscal year beginning January 1, 2012.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements as it only provides an additional option to our testing methodology but should not otherwise modify its outcome.

(3)  Long-Term Debt, Capital Lease Obligations and Hedging Arrangements

Prior to the completion of financings related to the Separation, Old Sun had issued, and there remained outstanding, $200.0 million aggregate principal amount of 9-1/8% Senior Subordinated Notes due 2015 (the “Notes”), and a senior secured credit facility with a syndicate of financial institutions (the “Old Sun Credit Agreement”).  The Old Sun Credit Agreement, following an amendment entered into in June 2010, provided for $365.0 million of term loans, a $45.0 million letter of credit facility and a $50.0 million revolving credit facility. Interest on the outstanding unpaid principal amount of loans under the Old Sun Credit Agreement equaled an applicable percentage plus, at Old Sun’s option, either (a) an alternative base rate determined by reference to the higher of (i) the prime rate announced by Credit Suisse and (ii) the federal funds rate plus 0.5%, or (b) the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserves.  The applicable percentage for term loans and revolving loans at September 30, 2010 was 2.0% for alternative base rate loans and 3.0% for LIBOR loans.

In October 2010, in connection with the Separation, subsidiaries of Sabra issued $225 million principal amount of senior notes due 2018, the proceeds of which were used, together with cash from Old Sun, to redeem the Notes in December 2010, including accrued interest and a redemption premium.

In October 2010, in connection with the Separation, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent.  The Credit Agreement provides for $150.0 million in term loans, a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans.  The revolving credit facility was undrawn on December 31, 2011. In addition to

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

funding the letter of credit facility, the proceeds of the term loans were used to repay outstanding term loans under the Old Sun Credit Agreement, which was concurrently terminated, to pay related fees and expenses and to provide funds for general corporate purposes.  The letter of credit facility replaced the letter of credit facility under the Old Sun Credit Agreement.  The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

In December 2011, we voluntarily paid down $50 million of term loans in conjunction with amending the Credit Agreement.  The amendment increased our interest rate by 1.25% in return for greater flexibility with respect to our financial covenants.

Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test and a leverage covenant. As of December 31, 2011, we were in compliance with the covenants contained in the Credit Agreement governing the revolving credit facility. The Credit Agreement also contains customary events of default, such as a failure by us to make payment of amounts due, defaults under other agreements evidencing indebtedness, certain bankruptcy events and a change of control (as defined in the Credit Agreement). The Credit Agreement also contains customary covenants restricting certain actions, including incurrence of indebtedness, liens, payment of dividends, repurchase of stock, acquisitions and dispositions, mergers and investments.  Our obligations under the Credit Agreement are guaranteed by most of our subsidiaries and are collateralized by our assets and the assets of most of our subsidiaries.

Prior to the December 2011 amendments, amounts borrowed under the term loan facility were due in quarterly installments of $2.5 million, with the remaining principal amount due on the maturity date of the term loans. However, our December 2011 voluntary repayment effectively satisfies any required quarterly principal payments until the facility’s maturity in 2016. Accrued interest is payable at the end of an interest period, but no less frequently than every three months.  Upon amendment, borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus 0.5%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  As of December 31, 2011, the applicable percentage for term loans and revolving loans was 6.00% for alternative base rate loans and 7.00% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year’s excess cash flows, if any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, we are required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

In August 2010, we refinanced mortgage indebtedness collateralized by four of our health-care centers.  The new mortgage indebtedness of $20.5 million bears interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%).  In October 2010, we refinanced mortgage indebtedness collateralized by nine of our health care centers.  The new mortgage indebtedness of $30.0 million bears interest at LIBOR plus 4.5% (with a LIBOR floor of 1.0%), and was collateralized by seven of our health-care centers.  Both mortgage loans were assumed by Sabra in the Separation.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

Our long-term debt and capital lease obligations consisted of the following as of December 31 (in thousands):

	2011	2010
Revolving loans	$-	$-
Mortgage notes payable due at various dates through 2014, interest at a rate of 8.5%, collateralized by
property with a carrying value of $1.8 million	2,076	7,979
Term loans	87,389	147,492
Capital leases	320	509
Total long-term obligations	89,785	155,980
Less amounts due within one year	(1,017)	(11,050)
Long-term obligations, net of current portion	$88,768	$144,930

The scheduled or expected maturities of long-term obligations as of December 31, 2011 were as follows (in thousands):

2012	$1,017
2013	923
2014	456
2015	-
2016	87,389
$89,785

We manage interest expense using a mix of fixed and variable rate debt, and, to help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.   We also may enter into interest rate cap agreements that effectively limit the maximum interest rate that we pay on an agreed to notional principal amount.  We use interest rate hedges to manage interest rate risk related to borrowings.  Our intent is to only enter into such arrangements that qualify for hedge accounting treatment in accordance with GAAP.  Accordingly, we designate all such arrangements as cash-flow hedges and perform initial and quarterly effectiveness testing using the hypothetical derivative method.  To the extent that such arrangements are effective hedges, changes in fair value are recognized through other comprehensive (loss) income.  Ineffectiveness, if any, would be recognized in earnings.

The Credit Agreement requires that at least 50% of our term loans be subject to at least a three-year hedging agreement. To satisfy this requirement, we executed two hedging instruments on January 18, 2011; a two-year interest rate cap and a two-year “forward starting” interest rate swap.  The two-year interest rate cap limits our exposure to increases in interest rates for $82.5 million of debt through December 31, 2012.  This cap is effective when LIBOR rises above 1.75%, effectively fixing the interest rate on $82.5 million of our term loans at 7.5% for two years.  The fee for this interest rate cap arrangement was $0.3 million, which will be amortized to interest expense over the life of the arrangement.  The two-year “forward starting” interest rate swap effectively converts the interest rate on $82.5 million of our term loans to a fixed rate from January 1, 2013 through December 31, 2014.  LIBOR is fixed at 3.185%, making the all-in rate effectively a fixed 8.935% for this portion of the term loans.  There was no fee for this swap agreement.  Both arrangements qualify for hedge accounting treatment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

The fair values of our interest rate hedge agreements as presented in the consolidated balance sheets at December 31 are as follows (in thousands):

	Liability Derivatives
	2011		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location		Fair Value
Derivatives designated as
hedging instruments:
Interest rate hedge	Other Long-Term
agreements	Liabilities	$2,049	N/A	$	N/A

The effect of the interest rate hedge agreements on our consolidated comprehensive (loss) income, net of related taxes, for the year ended December 31 is as follows (in thousands):

				Gain Reclassified from
	Amount of (Loss)/Income			Accumulated Other Comprehensive
	In Other Comprehensive			Loss to Net Income
	Income/(Loss)			(ineffective portion)
	2011	2010	2009	2011	2010	2009
Derivatives designated as cash
flow hedges:
Interest rate hedge agreements	$(1,229)	$3,029	$1,557	$-	$-	$-

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2011	2010
Land	$2,290	$2,936
Buildings and improvements	16,022	21,235
Equipment	137,081	116,468
Leasehold improvements	113,944	93,680
Construction in process(1)	6,759	8,438
Total	276,096	242,757
Less accumulated depreciation and amortization	(127,798)	(102,897)
Property and equipment, net	$148,298	$139,860

(1)	Capitalized interest associated with construction in process is $0.5 million and $0.6 million at December 31, 2011 and 2010, respectively.

(5)  Acquisitions

On October 1, 2011, we acquired the operating assets of Harbinger Hospice, Inc., a privately-held, Medicare-certified hospice company that provides services to patients in Ohio, for $1.1 million in cash, excluding transaction costs of $0.1 million, consisting primarily of broker success fees, that were expensed during the fourth quarter of 2011 in accordance with GAAP.  The hospice company’s results of operations are included in our consolidated

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

financial statements beginning October 1, 2011.  Pro forma information related to this acquisition is not provided because the impact on our consolidated financial position and results of operations is not significant.

On December 29, 2010 we completed the purchase of a hospice company that operates in Alabama and Georgia for $13.9 million.  The purchase price excludes $0.5 million of transaction costs, which consisted primarily of investment banker success fees that were expensed in the accompanying statements of operations in accordance with GAAP.  The hospice company’s results of operations were included in our consolidated financial statements beginning January 1, 2011.  Pro forma information related to this acquisition is not provided because the impact on our consolidated financial position and results of operations is not significant.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired because we believed the acquisitions of the hospice companies would create the following benefits:  (1) increase the scale of our operations, thus leveraging our corporate and regional infrastructure and (2) expand our hospice operations into a state in which we did not previously have a presence due to limitations with regulatory licensing.  The October 2011 acquisition resulted in $0.4 million of goodwill recognized and we recognized $9.7 million of goodwill for the December 2010.  The goodwill is not deductible for tax purposes.

(6)  Goodwill, Intangible Assets and Long-Lived Assets

(a)  Goodwill

We perform our annual goodwill impairment analysis for our reporting units during the fourth quarter of each year and on an interim basis when a specific triggering event occurs.  A reporting unit is a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment.  For our Rehabilitation Therapy Services and Medical Staffing Services segments, the reporting unit for our annual goodwill impairment analysis was determined to be at the segment level.  For our Inpatient Services reportable segment, the reporting units for our annual goodwill impairment analysis were determined to be the divisional operating levels.  The divisional operating levels of the Inpatient Services reportable segment include the northeast, southeast, central and west geographic divisions of SunBridge as well as the SolAmor hospice division and the Americare nutritional supplement division.
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

The goodwill impairment analysis is subject to impact from uncertainties arising from such events as changes in economic or competitive conditions, the current general economic environment, material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows, and the impact of strategic decisions such as the Separation. We determined that the CMS Final Rule announcement constituted an interim triggering event in the third quarter of 2011 for evaluating whether the recoverability of goodwill, intangible assets and other long-lived assets in the divisional reporting units of our Inpatient Services reportable segment affected by the CMS Final Rule was impaired.  The results of our 2011

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

interim impairment analysis showed that goodwill in each of SunBridge’s divisional reporting units tested was impaired.  Based on the analysis performed, we recognized a loss on impairment of $314.7 million for the twelve months ended December 31, 2011, which represents the full carrying value of goodwill for the SunBridge divisional operating segments of our Inpatient Services reportable segment.

Goodwill in our SolAmor hospice division, our Medical Staffing Services segment and our Rehabilitation Therapy Services segment was not impaired for the years ended December 31, 2011, 2010 or 2009.

The following table provides information regarding our goodwill, which is included in the accompanying consolidated balance sheets at December 31 (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing
	Services	Services	Services	Consolidated

Balance as of January 1, 2010	$333,688	$75	$4,533	$338,296

Goodwill acquired	11,835	-	-	11,835
Purchase price adjustments for prior
year acquisition	68	-	-	68

Balance as of December 31, 2010	$345,591	$75	$4,533	$350,199

Goodwill acquired	443	-	-	443
Goodwill impairment	(314,729)	-	-	(314,729)
Purchase price adjustments for prior
year acquisition	(1,417)	-	-	(1,417)

Goodwill, gross	344,617	75	4,533	349,225
Accumulated impairment loss	(314,729)	-	-	(314,729)

Net balance as of December 31, 2011	$29,888	$75	$4,533	$34,496

(b)  Intangible Assets

Indefinite-Lived Intangibles

Our indefinite-lived intangibles consist primarily of values assigned to CONs and regulatory licenses obtained through our acquisitions.

We evaluate the recoverability of our indefinite-lived intangibles by comparing the asset's respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place. We determined that the CMS Final Rule announcement constituted an impairment triggering event, but concluded there was no impairment of our indefinite-lived intangibles for the years ended December 31, 2011, 2010 or 2009.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

Finite-Lived Intangibles

Our finite-lived intangibles include tradenames, favorable lease intangibles and customer contracts.

When evaluating the recoverability of favorable lease obligations, we considered projections of future profitability and undiscounted cash flows for the affected portions of the Inpatient Services divisional reporting units as compared to the carrying value of the favorable lease obligation intangible assets.  We determined that projected undiscounted cash flows were not sufficient to recover the full carrying value of the assets and proceeded to determine a fair value of each asset.

We determined fair value based upon estimates of market rental values for the centers associated with the favorable lease intangibles using valuations techniques broadly accepted by the long-term care industry in which we operate.  We applied an industry average discount factor to the difference of this estimated market rental values to our contractually obligated lease payments over the remaining term of the leases, resulting in an appropriate estimate of fair value for the favorable lease intangible.  In conjunction with the third quarter interim 2011 goodwill impairment testing, we determined that certain favorable lease obligations had fair values less than their carrying values and recognized a $2.4 million loss on asset impairment. There was no impairment of our finite-lived intangibles for the years ended December 31, 2010 or 2009.

The following table provides information regarding our intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in thousands):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total
Finite-lived Intangibles:
Favorable lease intangibles:
2011	$5,642	$2,416	$3,226
2010	10,100	3,831	6,269
Management and customer contracts:
2011	$3,334	$2,977	$357
2010	3,334	2,500	834
Tradenames:
2011	$13,139	$7,834	$5,305
2010	13,109	6,175	6,934

Indefinite-lived Intangibles:
Certificates of need/licenses:
2011	$26,406	$-	$26,406
2010	25,778	-	25,778

Total Intangible Assets:
2011	$48,521	$13,227	$35,294
2010	52,321	12,506	39,815

Unfavorable Lease Obligations:
2011	$27,863	$20,753	$7,110
2010	29,113	19,298	9,815

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

A net credit to rent expense was a result of the amortization of favorable and unfavorable lease intangibles, recognized as adjustments in rent expense in connection with fair market valuations performed on our center lease agreements associated with fresh-start accounting and our acquisitions.

The net amount recorded to amortization was as follows for the years ended December 31 (in thousands):

	2011	2010	2009

Amortization expense	$6,811	$7,558)	$7,359
Amortization of unfavorable
and favorable lease intangibles, net
included in rent expense	(2,024)	(1,945)	(1,824)
	$4,787	$5,613	$5,535

Total estimated amortization expense (credit) for our intangible assets for the next five years is as follows (in thousands):

	Expense	Credit	Net

2012	$2,428	$(2,437)	$(9)
2013	2,056	(2,115)	(59)
2014	2,006	(904)	1,102
2015	2,005	(898)	1,107
2016	361	(758)	(397)

The weighted-average amortization period for lease intangibles is approximately 5 years at December 31, 2011.

(c)  Long-Lived Assets

GAAP requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amounts. In estimating the undiscounted cash flows for our impairment assessment, we primarily use our internally prepared budgets and forecast information including adjustments for the following items: Medicare and Medicaid funding; overhead costs; capital expenditures; and patient care liability costs.  We assess the need for an impairment write-down when such indicators of impairment are present.  We determined that the CMS Final Rule announcement constituted an impairment triggering event, but concluded there was no impairment of long-lived assets for the years ended December 31, 2011, 2010 or 2009.

(7)  Discontinued Operations and Assets and Liabilities Held for Sale

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

Inpatient Services: During 2011, we disposed of a Maryland skilled nursing center in our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  The disposition, which was effective on August 1, 2011, resulted in cash proceeds to us of $1.8 million, net of our repayment of the related $5.2 million mortgage note.  During August 2011, we also divested two hospice operations in Oklahoma for a nominal price plus the assumption of certain liabilities by the buyer. The disposition resulted in a loss of $0.7 million, net of related tax benefit.

During 2010, we disposed of our nurse practitioner services group of our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.

During 2009, we reclassified one assisted living center into discontinued operations as we elected to not renew that center’s lease and allowed operations to transfer to another operator.

(b)  Assets and Liabilities Held for Sale

We had no assets held for sale as of December 31, 2011 or 2010.

A summary of the discontinued operations for the years ended December 31 is as follows (in thousands):

	2011
	Inpatient
	Services	Other	Total

Net operating revenues	$5,811	$-	$5,811

Loss from discontinued operations, net (1)	$(1,486)	$(37)	$(1,523)
Loss on disposal of discontinued operations, net (2)	(681)	-	(681)
Loss from discontinued operations, net	$(2,167)	$(37)	$(2,204)

(1) Net of related tax benefit of $1,024
(2) Net of related tax benefit of $441

	2010
	Inpatient
	Services	Other	Total

Net operating revenues	$11,211	$-	$11,211

Loss from discontinued operations, net (1)	$(1,798)	$(72)	$(1,870)
Loss on disposal of discontinued operations, net (2)	-	-	-
Loss from discontinued operations, net	$(1,798)	$(72)	$(1,870)

(1) Net of related tax benefit of $1,031
(2) Net of related tax expense of $0

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

	2009
	Inpatient
	Services	Other	Total

Net operating revenues	$13,397	$-	$13,397

Loss from discontinued operations, net (1)	$(3,948)	$(35)	$(3,983)
Loss on disposal of discontinued operations, net (2)	(317)	(16)	(333)
Loss from discontinued operations, net	$(4,265)	$(51)	$(4,316)

(1) Net of related tax benefit of $2,416
(2) Net of related tax benefit of $231

(8)  Commitments and Contingencies

(a)  Lease Commitments

We lease real estate and equipment under cancelable and noncancelable agreements. Most of our operating leases have original terms from seven to twelve years and contain at least one renewal option (which could extend the terms of the leases by five to ten years), escalation clauses (primarily related to inflation) and provisions for payments by us of real estate taxes, insurance and maintenance costs. Leases with a fixed escalation are accounted for on a straight-line basis. Future minimum operating lease payments as of December 31, 2011 under real estate leases are as follows (in thousands):

2012	$149,483
2013	146,707
2014	120,445
2015	121,536
2016	120,513
Thereafter	526,906
Total minimum lease payments	$1,185,590

Center rent expense for continuing operations totaled $148.3 million, $84.4 million, and $72.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

(b)  Purchase Commitments

We have an agreement establishing Healthcare Services Group, Inc. (“HCSG”) as the primary housekeeping and laundry vendor through October 31, 2013 for most of the healthcare centers that we operate.  The agreement provides that HCSG will perform housekeeping and laundry services for our centers, in addition to providing related supplies and laundry chemicals.  The agreement may be terminated by either party with or without cause upon ninety days prior written notice.

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

DECEMBER 31, 2011

  We have an agreement establishing SYSCO Corporation (“SYSCO”) as our primary foodservice supply vendor through June 30, 2015 for all of our healthcare centers.  The agreement provides that the long-term care division of the Inpatient Services segment shall purchase at least 80% of its foodservice supply products from SYSCO.

We have an agreement establishing Omnicare Pharmacy Services as our primary pharmacy services vendor for pharmaceutical supplies and services through July 15, 2013 for substantially all of the healthcare centers that we currently operate.

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

The foundation for most of these methods is our actual historical reported and/or paid loss data, over which we have effective internal controls. We utilize third-party administrators (“TPAs”) to process claims and to provide us with the data utilized in our semi-annual actuarial analyses. The TPAs are under the oversight of our in-house risk management and legal functions. These functions ensure that the claims are properly administered so that the historical data is reliable for estimation purposes. Case reserves, which are approved by our legal and risk management departments, are determined based on our estimate of the ultimate settlement and/or ultimate loss exposure of individual claims. In cases where our historical data are not statistically credible, stable, or mature, we supplement our experience with nursing home industry benchmark reporting and payment patterns.

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

DECEMBER 31, 2011

These results are compared by accident year and an estimated unpaid loss and allocated loss adjustment expense are determined for the open accident years based on judgment reflecting the range of estimates produced by the methods.

Regarding our estimates for workers’ compensation reserves, there were no large or unusual settlements during the 2011 or 2010 period.  As of December 31, 2011, the discounting of the policy periods resulted in a reduction to our reserves of $14.1 million.

There were no significant adverse developments to our general and professional liabilities reserves during 2011. During 2010, we determined that the previous estimates for general and professional liabilities reserves for matters related to years prior to 2010 were understated by $13.1 million due to adverse developments with respect to a number of claims that arose in prior periods. Accordingly, we recorded a charge in the fourth quarter of 2010 to increase our general and professional liabilities reserves. Professional liability claims have a reporting tail that exceeds one year.  A significant component of our reserves is estimates for incidents that have been incurred but not reported.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

Activity in our insurance reserves as of and for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of January 1, 2009	$87,282	$66,588	$153,870

Current year provision, continuing operations	27,152	28,368	55,520
Current year provision, discontinued operations	1,512	644	2,156
Prior year reserve adjustments, continuing operations	6,500	1,720	8,220
Prior year reserve adjustments, discontinued operations	890	230	1,120
Claims paid, continuing operations	(20,394)	(20,165)	(40,559)
Claims paid, discontinued operations	(3,699)	(2,530)	(6,229)
Amounts paid for administrative services and other	(4,313)	(7,349)	(11,662)

Balance as of December 31, 2009	$94,930	$67,506	$162,436

Current year provision, continuing operations	29,620	28,086	57,706
Current year provision, discontinued operations	10	21	31
Prior year reserve adjustments, continuing operations	13,100	-	13,100
Claims paid, continuing operations	(19,636)	(18,948)	(38,584)
Claims paid, discontinued operations	(3,422)	(2,059)	(5,481)
Amounts paid for administrative services and other	(2,731)	(6,121)	(8,852)

Balance as of December 31, 2010	$111,871	$68,485	$180,356

	Professional	Workers’
	Liability	Compensation	Total

Gross balance, January 1, 2011	$113,971	$96,585	$210,556
Less: anticipated insurance recoveries	(2,100)	(28,100)	(30,200)
Net balance, January 1, 2011	$111,871	$68,485	$180,356

Current year provision, continuing operations	34,056	26,971	61,027
Current year provision, discontinued operations	346	297	643
Prior year reserve adjustment, continuing operations	6,600	(6,600)	-
Claims paid, continuing operations	(30,945)	(17,001)	(47,946)
Claims paid, discontinued operations	(740)	(1,321)	(2,061)
Amounts paid for administrative services and other	(2,721)	(5,519)	(8,240)

Net balance, December 31, 2011	$118,467	$65,312	$183,779
Plus: anticipated insurance recoveries	2,390	21,930	24,320
Gross balance, December 31, 2011	$120,857	$87,242	$208,099

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

A summary of the assets and liabilities related to insurance risks at December 31 is as indicated below (in thousands):

	2011			|	2010
	Professional	Workers'		|	Professional	Workers'
	Liability	Compensation	Total	|	Liability	Compensation	Total
Assets:				|
Restricted cash (1)				|
Current	$6,254	$9,332	$15,586	|	$3,659	$10,864	$14,523
Non-current	-	-	-	|	-	-	-
	$6,254	$9,332	$15,586		$3,659	$10,864	$14,523

Anticipated insurance recoveries (2)				|
Current	$524	$2,730	$3,254	|	$-	$-	$-
Non-current	1,866	19,200	21,066	|	-	-	-
	$2,390	$21,930	$24,320		-	-	-

Total Assets	$8,644	$31,262	$39,906	|	$3,659	$10,864	$14,523
				|
Liabilities (3)(4):				|
Self-insurance				|
liabilities				|
Current	$28,758	$22,074	$50,832	|	$25,942	$21,009	$46,951
Non-current	92,099	65,168	157,267	|	85,929	47,476	133,405
Total Liabilities	$120,857	$87,242	$208,099	|	$111,871	$68,485	$180,356

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash excluded $473 and $1,156 at December 31, 2011 and 2010, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)
Anticipated insurance recovery assets are presented as Other Assets (both current and long-term) in our December 31, 2011 consolidated balance sheet.  See the Recent Accounting Pronouncements discussed in Note 1- “Nature of Business” for additional information.

(3)	Total self-insurance liabilities presented above exclude $6,978 and $5,142 at December 31, 2011 and 2010, respectively, related to our health insurance liabilities.

(4)
Total self-insurance liabilities are collateralized, in addition to the restricted cash, by letters of credit of $55,335 and $59,066 for workers' compensation as of December 31, 2011 and 2010, respectively.

(d)  Construction Commitments

As of December 31, 2011, we had construction commitments under various contracts of approximately $8.5 million. These items consisted primarily of contractual commitments to improve existing centers.

(e)  Labor Relations

As of December 31, 2011, SunBridge operated 36 centers with union employees. Approximately 2,800 of our employees (9.8% of all of our employees) who worked in healthcare centers in Alabama, California, Connecticut,

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

Georgia, Massachusetts, Montana, New Jersey, Ohio, Rhode Island, Washington and West Virginia were covered by collective bargaining contracts. Collective bargaining agreements covering approximately 1,100 of these employees (3.8% of all our employees) either are currently in renegotiations or will shortly be in renegotiations due to the expiration of the collective bargaining agreements.

(9)  Income Taxes

The provision for income taxes was based upon management's estimate of taxable income or loss for each respective accounting period.  We recognized an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences would result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled.  We also recognized as deferred tax assets the future tax benefits from net operating loss and tax credit carryforwards.  A valuation allowance was provided for certain deferred tax assets, since it is more likely than not that a portion of the net deferred tax assets will not be realized.

Income tax expense (benefit) on income attributable to continuing operations consisted of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Current:
Federal	$-	$-	$-
State	2,064	1,772	2,300
	2,064	1,772	2,300
Deferred:
Federal	8,572	963	24,829
State	1,821	229	2,487
	10,393	1,192	27,316
Total	$12,457	$2,964	$29,616

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

    Actual tax expense (benefit) differed from the expected tax expense, which was computed by applying the U.S. Federal corporate income tax rate of 35% to our profit before income taxes for the years ended December 31 as follows (in thousands):

	2011	2010	2009

Computed expected tax (benefit) expense	$(96,987)	$87	$25,234
Adjustments in income taxes resulting from:
Loss on asset impairment	109,365	-	-
Change in valuation allowance	104	(111)	-
State income tax expense, net of Federal
income tax effect	1,846	694	3,814
Reduction in unrecognized tax benefits	(594)	(264)	(56)
Nondeductible transaction costs	212	3,771	-
Tax credits	(3,398)	(1,612)	(1,339)
Nondeductible compensation	-	31	53
Other nondeductible expenses	791	439	728
Other	1,118	(71)	1,182
Total	$12,457	$2,964	$29,616

Deferred tax assets (liabilities) at December 31 consisted of the following (in thousands):

	2011	2010

Deferred tax assets:
Accounts and notes receivable	$17,790	$26,945
Accrued liabilities	102,156	89,865
Intangible assets	9,663	9,936
Property and equipment	-	5,400
Write-down of assets held for sale	877	888
Partnership investments	396	2,165
Minimum tax and other credit carryforwards	10,764	6,457
State net operating loss carryforwards	16,198	16,120
Federal net operating loss carryforwards	50,898	56,690
	208,742	214,466

Less valuation allowance	(17,888)	(18,126)
Total deferred tax assets	190,854	196,340

Deferred tax liabilities:
Property and equipment	(3,710)	-
Deferred tax assets, net	$187,144	$196,340

In connection with the Separation, certain deferred tax assets (e.g., net operating loss (“NOL”) carryforwards and tax credit carryforwards) and certain deferred tax liabilities (primarily related to property and equipment) were

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

transferred to or assumed by Sabra.  In the case of NOL carryforwards, regulations under the Internal Revenue Code and similar state rules require the NOLs to be allocated to the two companies based on their relative contributions (including the contributions of their subsidiaries) to the NOLs for each tax period.  Similar rules are applied for the allocation of tax credits.  In the case of other deferred balances (e.g., property and equipment), the deferred tax asset (liability) transferred was based upon the difference between the net book basis and net tax basis transferred to Sabra.  The net amount of deferred tax liabilities assumed by Sabra was approximately $20.7 million.

The $0.2 million net decrease in the valuation allowance resulted from the amount of valuation allowance related to deferred tax assets transferred to Sabra of $0.3 million offset by an adjustment to our tax provision of $(0.1) million.

In evaluating the need to establish a valuation allowance on our net deferred tax assets, all items of positive evidence (e.g., future sources of taxable income, including the ability to reliably forecast and implemented mitigation initiatives ) and negative evidence (e.g., impact of CMS Final Rule and subsequent impairment of goodwill) were considered.  We are in a cumulative pre-tax book loss of approximately $217 million for the three-year period ended December 31, 2011.  However, because approximately $324 million of the book expenses were not deductible for tax purposes, we generated taxable income and utilized existing net operating loss carryforwards in each of the last three years.  As discussed in Note 1, as a result of the negative impact of the CMS Final Rule on our business, we commenced a broad based mitigation initiative, which included infrastructure cost reductions. Our ability to generate sufficient future taxable income to realize our deferred tax assets is dependent on our ability to realize the savings from our mitigation initiative. Based upon our current estimates of future taxable income, we believe that we will more likely than not realize our net deferred tax assets.  However, if we are unable to realize enough savings through our mitigation initiative to offset the negative impact of the CMS Final Rule, we may be required to increase our valuation allowance in future periods.

Internal Revenue Code Section 382 imposes a limitation on the use of a company’s NOL carryforwards and other losses when the company has an ownership change.  In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any 3-year testing period beginning on the first day following the change date for an earlier ownership change.  The annual base Section 382 limitation is calculated by multiplying the loss corporation's value at the time of the ownership change times the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. Some states impose ownership change rules similar to Section 382 that limit the utilization of the state NOLs as well.

The issuance of our common stock in connection with an acquisition in 2005 resulted in an ownership change under Section 382.  Considering the Tax Allocation Agreement (“TAA”) between us and Sabra, the annual base Section 382 limitation to be applied to our tax attribute carryforwards as a result of this ownership change is approximately $9.1 million.  Accordingly, our NOL and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  In addition, a separate annual base Section 382 limitation of approximately $8.0 million per the TAA is to be applied to the tax attribute carryforwards of Harborside as a result of the Harborside acquisition.

After considering the reduction in tax attributes resulting from the allocation to Sabra and the Section 382 limitations discussed above, we have Federal NOL carryforwards of approximately $145.4 million with expiration dates from 2019 through 2030.  Various subsidiaries have state NOL carryforwards totaling approximately $324.3 million with expiration dates beginning in 2012 through the year 2030.  Our application of the rules under Section

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

382 or similar state statute is subject to challenge upon review by the IRS or state taxing authorities.  A successful challenge could significantly impact our ability to utilize tax attribute carryforwards from periods prior to the ownership change dates.

We are subject to income taxes in the U.S. and numerous state and local jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  Under GAAP, we utilize a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009

Balance at the beginning of the period	$26,246	$26,316	$25,654

Additions for tax positions of prior years	10	248	730
Lapsing of statutes of limitations	(716)	(318)	(68)

Balance at the end of the period	$25,540	$26,246	$26,316

All of the gross unrecognized tax benefits would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.  Unrecognized tax benefits are not expected to change significantly over the next twelve months.

We recognize potential accrued interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would also be recognized as a component of income tax expense.  The amount of accrued interest related to unrecognized tax benefits as of December 31, 2011, 2010, and 2009 was $0.2 million, $0.3 million, and $0.2 million, respectively. The amount of interest expense included in the 2011 tax provision is $0.1 million.

We file numerous consolidated and separate state and local income tax returns in addition to our consolidated U.S. federal income tax return.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2008.  These jurisdictions can, however, adjust NOL carryforwards from earlier years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

(10)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments as of December 31 were as follows (in thousands):

	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$57,908	$57,908	$81,163	$81,163
Restricted cash	$16,059	$16,059	$15,679	$15,679
Long-term debt and capital lease obligations,
including current portion	$88,785	$74,545	$155,980	$156,084
Interest rate hedge agreements	$2,049	$2,049	$-	$-

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At December 31, 2011 and 2010, the fair value of our long-term debt, including current maturities, and our interest rate swap agreement was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We endeavor to utilize the best available information in measuring fair value.  The following table summarizes the valuation of our financial instruments by the above pricing levels as of December 31 (in thousands):

December 31, 2011
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Interest rate hedging agreements - liability	$2,049	$-	$2,049

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

December 31, 2010
		Unadjusted Quoted	Significant Other
		Market Prices	Observable Inputs
	Total	(Level 1)	(Level 2)

Restricted cash – money market funds	$1,465	$1,465	$-

We currently have no other financial instruments subject to fair value measurement on a recurring basis.

(11)  Capital Stock

(a)  Basic and Diluted Shares

Basic net income per common share is calculated by dividing net (loss) income applicable to common stock by the weighted average number of common shares outstanding during the period. The calculation of diluted net income per common share is similar to that of basic net income per common share, except the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants and the vesting of stock units, were issued during the period.

The following table summarizes the calculation of basic and diluted net (loss) income per common share for each period (in thousands except per share data):

	2011	2010	2009
Numerator:
Net (loss) income	$(291,766)	$(4,650)	$38,671
Denominator:
Weighted average shares for basic net (loss)
income per common share	26,083	19,280	14,614
Add dilutive effect of assumed exercise of
stock options and warrants and vesting
of restricted stock units using the
treasury stock method	-	-	100
Weighted average shares for diluted net (loss)
income per common share	26,083	19,280	14,714

Basic net (loss) income per common share	$(11.19)	$(0.24)	$2.65
Diluted net (loss) income per common share	$(11.19)	$(0.24)	$2.63

Anti-dilutive shares excluded from net (loss)
income per common share calculation	-	31	-

(b)  Equity Incentive Plans

Pursuant to our 2004 Equity Incentive Plan (the “2004 Plan”), as of December 31, 2011 our employees and directors held options to purchase 746,997 shares of common stock and 44,986 unvested restricted stock units. No

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

additional awards can be made under the 2004 Plan.

As of December 31, 2011, our directors did not hold options to purchase shares under our 2002 Non-employee Director Equity Incentive Plan (the “Director Plan”). No additional awards can be made under the Director Plan.

Our 2009 Performance Incentive Plan (the “2009 Plan”) allows for the issuance of shares of common stock equal to the sum of:  (i) 4.0 million shares, plus (ii) the number of any shares subject to stock options granted under the 2004 Plan or the Director Plan  which expire, or for any reason are canceled or terminated, without being exercised, plus (3) the number of any shares subject to restricted stock units under the 2004 Plan which are forfeited, terminated or cancelled without having become vested.  As of December 31, 2011, our employees and directors held options to purchase 564,864 shares of common stock and 824,677 unvested restricted stock units.

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

During the year ended December 31, 2011, we issued 172,074 shares of common stock upon the vesting of restricted stock shares and restricted stock units and the exercise of stock options.

In connection with the Separation on November 15, 2010, vested and unvested option awards and unvested restricted stock unit awards of Old Sun were converted into awards with respect to shares of our common stock.  The number of shares subject to and the exercise price of each converted option, and the number of shares subject to each unvested or vested and deferred restricted stock unit, were adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Separation and REIT Conversion Merger.  Awards held by our former Chief Executive Officer were assumed by Sabra upon Separation and converted to awards with respect to Sabra common stock in a manner similar to the conversion of Old Sun shares to our shares.

A summary of option activity under the 2004 Plan, the 2009 Plan and the Director Plan during the years ended December 31, 2010 and 2011 is presented below:
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
Options	Shares	Average	Contractual	Value
(Subsequent to the Separation)	(in thousands)	Exercise Price	Term (in years)	(in thousands)

Outstanding at November 16, 2010	1,478	$12.30
Granted	88	10.55
Forfeited	(7)	10.89
Outstanding at December 31, 2010	1,559	$10.52	4	$-
Granted	-
Exercised	(53)	$8.87
Forfeited	(195)	13.06
Outstanding at December 31, 2011	1,311	$10.21	3	-

Exercisable at December 31, 2011	899	$12.40	3	$-

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of our stock.  The expected term of options granted is derived using a temporary “shortcut approach” of our “plain vanilla” employee stock options as we do not have sufficient data to develop a more precise estimate. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Options were not granted in the year 2011. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2010 was $9.92.

The significant assumptions in the valuation model for the year ended December 31, 2010 are as follows:

Expected volatility	49.6%- 51.9%
Weighted-average volatility	60.4%
Expected term (in years)	4.75
Risk-free rate	1.3% - 2.5%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

In connection with the restricted stock units granted to employees we recognized the full fair value of the shares of nonvested restricted stock awards.  A summary of restricted stock activity with our share-based compensation plans during the years ended December 31, 2011 and 2010 is as follows:

		Weighted-
		Average
Nonvested Shares	Shares	Grant-Date
(Prior to the Separation)	(in thousands)	Fair Value

Nonvested at January 1, 2010	999	$10.93
Granted	623	9.75
Vested	(457)	10.65
Assumed by Sabra	(130)	10.52
Forfeited	(35)	11.61
Nonvested at November 15, 2010	1,000	$10.33

		Weighted-
		Average
Nonvested Shares	Shares	Grant-Date
(Subsequent to the Separation)	(in thousands)	Fair Value

Nonvested at November 16, 2010	831	$10.69
Granted	19	10.59
Vested	(6)	8.82
Forfeited	(7)	10.99
Nonvested at December 31, 2010	837	10.72

Granted	486	13.63
Vested	(348)	13.62
Forfeited	(105)	14.10
Nonvested at December 31, 2011	870	$10.77

The total fair value of restricted shares vested was $4.7 million for the year ended December 31, 2011 and $4.9 million for the year ended December 31, 2010.

We recognized stock compensation expense of $8.4 million, $6.3 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009 respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

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

In September 2010, a lawsuit was filed in the Superior Court of California, County of Los Angeles, by a former employee of a subsidiary of our medical staffing company, alleging violation of various wage and hour provisions of the California Labor Code.  We deny all of the allegations in the employee’s complaint.  The lawsuit, which was filed as a purported class action on behalf of the former employee and all those similarly situated, was settled on November 22, 2011.

In November 2010, a jury verdict was rendered in a Kentucky state court against us for $2.75 million in compensatory damages and $40 million in punitive damages. On February 25, 2011, the trial court judge reduced the punitive damage award to $24.75 million.  The case involves claims for professional negligence resulting in wrongful death.  We disagree with the jury’s verdict and believe that it is not supported by the facts of the case or applicable law.  Our appeal is currently pending with the Kentucky Court of Appeals.  We believe our reserves are adequate for this matter.

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

DECEMBER 31, 2011

(c)  Legislation, Regulations and Market Conditions

We are subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of centers, expansion of centers and services and reimbursement for services. As such, in the ordinary course of business, our operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. We believe that we are in substantial compliance with the applicable laws and regulations. However, if we are found to have engaged in improper practices, we could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief, which may have a material adverse impact on our financial position, results of operations and cash flows.

(13)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of nursing, rehabilitative, and related ancillary care services to nursing home patients.

The following summarizes the services provided by our reportable and other segments:

Inpatient Services:  This segment provides, among other services, inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. We provide 24-hour nursing care in these centers by registered nurses, licensed practical nurses and certified nursing aids.  At December 31, 2011, we operated 199 healthcare centers (consisting of 165 skilled nursing centers, 14 combined skilled nursing, assisted and independent living centers, ten assisted living centers, two independent living centers and eight mental health centers with an aggregate of 22,860 licensed beds) as compared with 200 healthcare centers (consisting of 164 skilled nursing centers, 16 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, two independent living centers and eight mental health centers with an aggregate of 23,053 licensed beds) at December 31, 2010.

Rehabilitation Therapy Services:  This segment provides, among other services, physical, occupational, speech and respiratory therapy supplies and services to affiliated and nonaffiliated skilled nursing centers. At December 31, 2011, this segment provided services in 36 states via 517 contracts, 339 nonaffiliated and 178 affiliated, as compared to 508 contracts at December 31, 2010, of which 346 were nonaffiliated and 162 were affiliated.

Medical Staffing Services:  For the year ended December 31, 2011, this segment provided services in 40 states and derived 44.2% of its revenues from hospitals and other providers, 34.5% from skilled nursing centers, 16.9% from schools and 4.4% from prisons. We provide (i) licensed therapists skilled in the areas of physical, occupational and speech therapy, (ii) nurses, (iii) pharmacists, pharmacist technicians and medical imaging technicians, (iv) physicians, and (v) related medical personnel.  As of December 31, 2011, this segment had 35 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one office servicing locum tenens.  As of December 31, 2010, this segment had 25 branch offices, which provided temporary therapy, nursing, pharmacy and physician staffing services in major metropolitan areas and one division office, which specializes in the placement of temporary traveling therapists, and one office servicing locum tenens.

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

DECEMBER 31, 2011

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

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, income tax benefit and discontinued operations. Net segment income for the year ended December 31, 2011 for (1) our Inpatient Services segment decreased $39.9 million, or 26.5%, to $110.8 million, (2) our Rehabilitation Therapy Services segment decreased $0.8 million, or 6.1%, to $13.2 million and (3) our Medical Staffing Services segment decreased $0.3 million, or 6.5%, to $5.2 million. We use the measure of net segment income to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

As of and for the
Year Ended
December 31, 2011		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,723,825	$119,866	$86,610	$39	$-	$1,930,340

Intersegment revenues	-	132,143	2,771	-	(134,914)	-

Total revenues	1,723,825	252,009	89,381	39	(134,914)	1,930,340

Operating salaries and benefits	803,565	214,993	67,551	-	-	1,086,109

Self-insurance for workers'
compensation and general and
professional liability insurance	56,810	2,542	1,406	269	-	61,027

Other operating costs	514,470	9,336	11,364	-	(134,914)	400,256

General and administrative expenses	40,280	9,410	2,277	62,335	-	114,302

Provision for losses on
accounts receivable	24,112	1,039	126	-	-	25,277

Segment operating income (loss)	$284,588	$14,689	$6,657	$(62,565)	$-	$243,369

Center rent expense	147,099	531	678	-	-	148,308

Depreciation and amortization	26,779	941	746	3,620	-	32,086

Interest, net	(76)	-	1	19,526	-	19,451

Net segment income (loss)	$110,786	$13,217	$5,232	$(85,711)	$-	$43,524

Identifiable segment assets	$396,166	$18,231	$19,430	$300,012	$20,836	$754,675

Goodwill	$29,888	$75	$4,533	$-	$-	$34,496

Segment capital expenditures	$38,244	$1,241	$229	$4,432	$-	$44,146

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, transaction costs, loss on extinguishment of debt, loss on asset impairment, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

As of and for the
Year Ended
December 31, 2010		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,687,087	$119,613	$89,765	$40	$-	$1,896,505

Intersegment revenues	-	86,476	2,036	-	(88,512)	-

Total revenues	1,687,087	206,089	91,801	40	(88,512)	1,896,505

Operating salaries and benefits	832,177	171,971	67,638	-	-	1,071,786

Self-insurance for workers'
compensation and general and
professional liability insurance	54,041	1,774	1,309	13,344	-	70,468

Other operating costs	454,657	8,008	12,819	-	(88,512)	386,972

General and administrative expenses	41,192	8,160	2,588	60,845	-	112,785

Provision for losses on
accounts receivable	19,185	929	277	-	-	20,391

Segment operating income (loss)	$285,835	$15,247	$7,170	$(74,149)	$-	$234,103

Center rent expense	83,050	496	844	-	-	84,390

Depreciation and amortization	42,956	678	732	3,265	-	47,631

Interest, net	9,146	-	(1)	33,572	-	42,717

Net segment income (loss)	$150,683	$14,073	$5,595	$(110,986)	$-	$59,365

Identifiable segment assets	$699,568	$16,492	$20,933	$313,536	$20,879	$1,071,408

Goodwill	$345,591	$75	$4,533	$-	$-	$350,199

Segment capital expenditures	$48,717	$1,061	$203	$3,261	$-	$53,242

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, transaction costs, loss on extinguishment of debt, loss on asset impairment, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

As of and for the
Year Ended
December 31, 2009		Segment Information (in thousands):

		Rehabilitation	Medical
	Inpatient	Therapy	Staffing		Intersegment
	Services	Services	Services	Corporate	Eliminations	Consolidated

Revenues from external customers	$1,662,899	$105,367	$100,624	$34	$-	$1,868,924

Intersegment revenues	-	74,166	1,930	-	(76,096)	-

Total revenues	1,662,899	179,533	102,554	34	(76,096)	1,868,924

Operating salaries and benefits	827,242	150,272	72,336	-	-	1,049,850

Self-insurance for workers'
compensation and general and
professional liability insurance	59,563	2,161	1,331	418	-	63,473

Other operating costs	434,050	7,620	15,713	-	(76,096)	381,287

General and administrative expenses	41,243	6,868	2,811	62,070	-	112,992

Provision for losses on
accounts receivable	20,320	482	55	-	-	20,857

Segment operating income (loss)	$280,481	$12,130	$10,308	$(62,454)	$-	$240,465

Center rent expense	71,046	480	920	-	-	72,446

Depreciation and amortization	40,964	540	780	2,808	-	45,092

Interest, net	11,878	(2)	(2)	37,105	-	48,979

Net segment income (loss)	$156,593	$11,112	$8,610	$(102,367)	$-	$73,948

Identifiable segment assets	$1,181,915	$16,011	$25,143	$863,505	$(528,456)	$1,558,118

Goodwill	$333,688	$75	$4,533	$-	$-	$338,296

Segment capital expenditures	$50,777	$589	$76	$2,707	$-	$54,149

_____________________________________
General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, net, loss (gain) on sale of assets, net, restructuring costs, transaction costs, loss on extinguishment of debt, loss on asset impairment, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before loss (gain) on sale of assets, net, restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

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

The following table reconciles net segment income to consolidated income before income taxes and discontinued operations for the years ended December 31 (in thousands):

	2011	2010	2009

Net segment income	$43,524	$59,365	$73,949
Transaction costs	-	(29,113)	-
Loss on asset impairment	(317,091)	-	-
Restructuring costs, net	(2,728)	-	(1,304)
Loss on extinguishment of debt	-	(29,221)	-
(Loss) gain on sale of assets, net	(809)	(847)	(42)
Income before income taxes and
discontinued operations	$(277,104)	$184	$72,603

(14)  Transactions with Sabra

For the purpose of governing certain of the ongoing relationships between us and Sabra after the Separation and to provide mechanisms for an orderly transition, we and Sabra entered into various agreements. The most significant agreements are as follows:

Distribution Agreement

The Distribution Agreement provides for the various actions taken in connection with the Separation, the conditions to the Separation and the relationship between the parties subsequent to the Separation. Pursuant to the Distribution Agreement, any liability arising from or relating to legal proceedings involving Old Sun’s healthcare business prior to the Separation will be assumed by us, and we will indemnify Sabra against any losses arising from or relating to such legal proceedings. The Distribution Agreement provides that any liability arising from or relating to legal proceedings involving Old Sun’s real property assets now owned by Sabra are assumed by Sabra. Any liability arising from or relating to legal proceedings prior to the Separation, other than those arising from or relating to legal proceedings involving Old Sun’s healthcare business or such real property assets, are assumed by us.

In addition, the Distribution Agreement provides for cross-indemnities that require (i) Sabra to indemnify us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against all losses arising from or relating to the liabilities being assumed by Sabra or the breach of the Distribution Agreement by Sabra and (ii) us to indemnify Sabra (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against all losses arising from or relating to the liabilities being assumed or retained by us or the breach of the Distribution Agreement by us.

We and Sabra have agreed in the Distribution Agreement that we will pay all costs associated with the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

Separation and REIT Conversion Merger that are incurred prior to the Separation. All costs relating to the Separation or REIT Conversion Merger incurred after the Separation will be borne by the party incurring such costs.

Master Lease Agreements

Sabra received substantially all of Old Sun’s owned real property in the Separation and leases such real property to us under eighteen master lease agreements which set forth the terms governing each of the leased properties (the "Lease Agreements").

Certain of our subsidiaries (each a “Tenant”) entered into the Lease Agreements with subsidiaries of Sabra (each a “Lessor”) pursuant to which the Tenants lease the 86 healthcare properties owned by subsidiaries of Sabra following the Separation (consisting of 67 skilled nursing facilities, ten combined skilled nursing, assisted and independent living facilities, five assisted living facilities, two mental health facilities, one independent living facility and one continuing care retirement community). We guarantee the obligations of the Tenants under the Lease Agreements.

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

Under the Lease Agreements, the initial annual aggregate base rent payable by our subsidiaries is $70.2 million. The Lease Agreements provide for an annual rent escalator equal to the lesser of the percentage change in the Consumer Price Index or 2.50% (but not less than zero).

Tax Allocation Agreement

Under the Tax Allocation Agreement, we are responsible for and will indemnify Sabra against (i) all federal income taxes, including any taxes resulting from the restructuring of Old Sun’s business and the distribution of shares of our common stock to Old Sun’s stockholders, that are reportable on any tax return for periods prior to and including the Separation that includes Sabra or one of its subsidiaries, on the one hand, and us or one of our subsidiaries, on the other hand, (ii) all state and local income taxes in jurisdictions in which it is expected that net operating losses or other tax attributes will be sufficient to offset tax liability for such returns in such periods, and (iii) all transfer taxes resulting from the restructuring of Old Sun’s business and the distribution of

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011

shares of our common stock to Old Sun’s stockholders. With respect to non-income taxes (other than transfer taxes) and income taxes in state and local jurisdictions in which it is not expected that net operating losses or other tax attributes will be sufficient to offset tax liability, tax liability will be allocated between us and Sabra using a closing of the books method on the date of the Separation.

After the 2010 tax year, we and Sabra have agreed, to the extent allowable by applicable law, to allocate all limitations to utilize NOL carryforwards to us. We will prepare, at our own cost, all tax returns and elections for periods prior to and including the date of the Separation. In addition, we will generally have the right to control the conduct and disposition of any audits or other proceeding with regard to such periods. In addition, from and after the distribution date of the Separation, we will be entitled to any refund or credit for such periods.

We included in the cash allocation made to Sabra pursuant to the Distribution Agreement, an amount equal to an estimate of such unpaid taxes described above for the 2010 taxable year. We will only indemnify Sabra against such taxes if, and to the extent, such taxes exceed such estimate. With respect to any period in which Sabra has made or will make an election to be taxed as a real estate investment trust (“REIT”), we will not make any indemnity payments to Sabra in an amount that could cause Sabra to fail to qualify as a REIT. The unpaid amount, if any, of such indemnity will be placed in escrow and will be paid to Sabra only upon the satisfaction of certain conditions related to the REIT income requirements under the Code. Any such amount held in escrow after five years will be released back to us.

The Tax Allocation Agreement is not binding on the IRS or any other governmental entity and does not affect the liability of each of us, Sabra, and their respective subsidiaries and affiliates, to the IRS or any other governmental authority for all U.S. federal, state or local or non-U.S. taxes of the Old Sun consolidated group relating to periods through the distribution date for the Separation. Accordingly, although the Tax Allocation Agreement will allocate tax liabilities between us and Sabra, either Sabra and its subsidiaries or we and our subsidiaries could be liable for tax liabilities not as allocated under the Tax Allocation Agreement in the event that any tax liability is not discharged by the other party.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

The following tables reflect unaudited quarterly financial data for fiscal years 2011 and 2010 (in thousands, except per share data):

	For the Year Ended
	December 31, 2011
	Fourth	Third	Second	First
	Quarter	Quarter (a)	Quarter	Quarter	Total

Total net revenues	$472,919	$485,850	$487,674	$483,897	$1,930,340

(Loss) income from continuing operations	$(9)	$(308,366)	$10,362	$8,451	$(289,562)
Loss from discontinued operations	$(410)	$(1,040)	$(416)	$(338)	$(2,204)

Net (loss) income	$(419)	$(309,406)	$9,946	$8,113	$(291,766)

Basic earnings per common and
common equivalent share:
(Loss) income from continuing operations	$-	$(11.77)	$0.40	$0.33	$(11.10)
Loss from discontinued operations	(0.02)	(0.04)	(0.02)	(0.01)	(0.09)
Net (loss) income	$(0.02)	$(11.81)	$0.38	$0.32	$(11.19)

Diluted earnings per common and
common equivalent share:
(Loss) income from continuing operations	$-	$(11.77)	$0.40	$0.33	$(11.10)
Loss from discontinued operations	(0.02)	(0.04)	(0.02)	(0.02)	(0.09)
Net (loss) income	$(0.02)	$(11.81)	$0.38	$0.31	$(11.19)

Weighted average number of
common and common equivalent
shares outstanding:
Basic	26,216	26,203	26,146	25,740	26,083
Diluted	26,216	26,203	26,187	25,838	26,083

(a)	Includes a pretax loss on asset impairment of $317.1 million.

1

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)
QUARTERLY FINANCIAL DATA

	For the Year Ended
	December 31, 2010
	Fourth	Third	Second	First
	Quarter (a)	Quarter	Quarter	Quarter	Total

Total net revenues	$480,771	$473,411	$471,908	$470,415	$1,896,505

(Loss) income from continuing operations	$(32,240)	$8,033	$10,625	$10,802	$(2,780)
Loss from discontinued operations	$(136)	$(477)	$(652)	$(605)	$(1,870)

Net (loss) income	$(32,376)	$7,556	$9,973	$10,197	$(4,650)

Basic earnings per common and
common equivalent share:
(Loss) income from continuing operations	$(1.25)	$0.39	$0.72	$0.74	$(0.14)
Loss from discontinued operations	(0.01)	(0.02)	(0.04)	(0.05)	(0.10)
Net (loss) income	$(1.26)	$0.37	$0.68	$0.69	$(0.24)

Diluted earnings per common and
common equivalent share:
(Loss) income from continuing operations	$(1.25)	$0.39	$0.71	$0.73	$(0.14)
Loss from discontinued operations	(0.01)	(0.02)	(0.04)	(0.04)	(0.10)
Net (loss) income	$(1.26)	$0.37	$0.67	$0.69	$(0.24)

Weighted average number of
common and common equivalent
shares outstanding:
Basic	25,791	20,529	14,744	14,678	19,280
Diluted	25,791	20,550	14,863	14,828	19,280

(a)	Includes certain pretax amounts related to year-end charges due to the Separation, consisting primarily of $29.1 million of transaction costs and $29.2 million of loss on extinguishment of debt.

2

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (UNAUDITED)

INSURANCE RESERVES

Activity in our insurance reserves as of and for the three months ending December 31, 2011 and 2010 is as follows (in thousands):

	Professional Liability	Workers’ Compensation	Total

Balance as of September 30, 2010	$98,953	$68,794	$167,747
Current year provision, continuing operations	7,690	6,314	14,004
Current year provision, discontinued operations	3	5	8
Prior year reserve adjustments, continuing operations	13,100	-	13,100
Claims paid, continuing operations	(6,278)	(4,990)	(11,268)
Claims paid, discontinued operations	(930)	(417)	(1,347)
Amounts paid for administrative services and other	(667)	(1,221)	(1,888)
Balance as of December 31, 2010	$111,871	$68,485	$180,356

	Professional	Workers’
	Liability	Compensation	Total

Gross balance, beginning of period	$109,685	$97,513	$207,198
Less: anticipated insurance recoveries	(2,273)	(26,150)	(28,423)
Net balance, beginning of period	$107,412	$71,363	$178,775

Current year provision, continuing operations	9,867	5,381	15,248
Current year provision, discontinued operations	90	75	165
Prior year reserve adjustment, continuing operations	6,600	(6,600)	-
Claims paid, continuing operations	(5,055)	(4,186)	(9,241)
Claims paid, discontinued operations	(125)	(335)	(460)
Amounts paid for administrative services and other	(322)	(386)	(708)

Net balance, end of period	$118,467	$65,312	$183,779
Plus: anticipated insurance recoveries	2,390	21,930	24,320
Gross balance, end of period	$120,857	$87,242	$208,099

3

SCHEDULE II

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Additions			Balance at
	Beginning	Costs and	Charged to		Deductions	End of
Description	of Period	Expenses(1)	Other Accounts(2)		Other(3)	Period
Year ended December 31, 2011
Allowance for doubtful accounts	$64,883	$25,798	$-		$(23,041)	$67,640
Other receivables reserve (4)	$319	$170	$-	$		$489
Allowance for deferred tax assets	$18,126	$104	$-		$(342)	$17,888

Year ended December 31, 2010
Allowance for doubtful accounts	$54,120	$21,175	$-		$(10,412)	$64,883
Other receivables reserve (4)	$234	$85	$-		$-	$319
Allowance for deferred tax assets	$27,572	$-	$-		$(9,446)	$18,126

Year ended December 31, 2009
Allowance for doubtful accounts	$43,769	$21,196	$214		$(11,059)	$54,120
Other receivables reserve (4)	$234	$-	$-		$-	$234
Allowance for deferred tax assets	$34,321	$-	$-		$(6,749)	$27,572

(1)
Charges included in (adjustment) provision for losses on accounts receivable of $521, $784, and $339 for the years ended December 31, 2011, 2010, and 2009, respectively, related to discontinued operations.

(2)	Column C primarily represents increases that resulted from acquisition activity (see Note 5 – “Acquisitions”).

(3)	Column D primarily represents write offs and recoveries of receivables that have been fully reserved or valuation allowance on deferred tax assets transferred to Sabra (see Note 9 – “Income Taxes”).

(4)
The other receivables reserve is classified in prepaid and other assets on our consolidated balance sheets.  Other receivables, net of reserves, were $13,827, $5,947, and $10,198 as of December 31, 2011, 2010 and 2009, respectively.

4