Form 10-Q
period 2012-03-31
SUN HEALTHCARE GROUP INC
filed 2012-05-08
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, there were 25,531,447 shares of the Registrant’s $.01 par value Common Stock outstanding.

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

The forward-looking statements are based on the information currently available and are applicable only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other reports filed with the Securities and Exchange Commission.  The forward-looking statements are qualified in their entirety by these cautionary statements, which are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.  We caution you that any forward-looking statements made in this Form 10-Q are not guarantees of future performance and that you should not place undue reliance on any of such forward-looking statements, which speak only as of the date of this document.  There may be additional risks of which we are presently unaware or that we currently deem immaterial.  We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	March 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$44,771	$57,908
Restricted cash	14,325	15,706
Accounts receivable, net of allowance for doubtful accounts of $66,191
and $67,640 at March 31, 2012 and December 31, 2011, respectively	206,813	202,229
Prepaid expenses and other assets	28,022	29,075
Assets held for sale	4,537	—
Deferred tax assets	63,993	63,170

Total current assets	362,461	368,088

Property and equipment, net	146,033	148,298
Intangible assets, net	34,630	35,294
Goodwill	34,905	34,496
Restricted cash, non-current	353	353
Deferred tax assets	123,458	123,974
Other assets	42,825	45,163
Total assets	$744,665	$755,666

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	March 31, 2012	December 31, 2011
Current liabilities:
Accounts payable	$48,836	$55,888
Accrued compensation and benefits	56,494	61,101
Accrued self-insurance obligations, current portion	59,687	57,810
Other accrued liabilities	44,746	43,139
Current portion of long-term debt and capital lease obligations	995	1,017
Total current liabilities	210,758	218,955

Accrued self-insurance obligations, net of current portion	152,921	157,267
Long-term debt and capital lease obligations, net of current portion	88,500	88,768
Unfavorable lease obligations, net	6,492	7,110
Other long-term liabilities	58,454	58,110
Total liabilities	517,125	530,210

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333
shares, zero shares issued and outstanding as of
March 31, 2012 and December 31, 2011	—	—
Common stock of $.01 par value, authorized 41,667
shares, 25,272 and 25,146 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	253	251
Additional paid-in capital	728,801	726,861
Accumulated deficit	(500,214)	(500,427)
Accumulated other comprehensive loss, net	(1,300)	(1,229)
Total stockholders' equity	227,540	225,456
Total liabilities and stockholders' equity	$744,665	$755,666

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Total net revenues	$458,493	$466,307
Costs and expenses:
Operating salaries and benefits	261,090	262,480
Self-insurance for workers’ compensation and general and
professional liability insurance	15,317	14,557
Operating administrative expenses	12,406	13,067
Other operating costs	96,566	91,135
Center rent expense	36,377	35,692
General and administrative expenses	16,041	15,379
Depreciation and amortization	8,430	7,449
Provision for losses on accounts receivable	4,808	5,176
Interest, net of interest income of $68 and $58, respectively	4,411	4,999
Restructuring costs	—	136
Total costs and expenses	455,446	450,070

Income before income taxes and discontinued operations	3,047	16,237
Income tax expense	1,188	6,619
Income from continuing operations	1,859	9,618

Loss from discontinued operations, net	(1,646)	(1,506)

Net income	$213	$8,112

Other comprehensive income, net of tax:
(Loss) gain from cash flow hedge, net of related tax (benefit) expense of ($47) and $22, respectively	(71)	32
Other comprehensive income, net of tax	(71)	32

Comprehensive income	$142	$8,144

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.07	$0.37
Loss from discontinued operations, net	(0.06)	(0.05)
Net income	$0.01	$0.32

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.07	$0.37
Loss from discontinued operations, net	(0.06)	(0.06)
Net income	$0.01	$0.31

Weighted average number of common and common
equivalent shares outstanding:
Basic	26,207	25,740
Diluted	26,207	25,838

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$213	$8,112
Adjustments to reconcile net income to net cash (used for) provided by operating activities, including discontinued operations:
Depreciation and amortization	8,582	7,681
Amortization of favorable and unfavorable lease intangibles	(513)	(484)
Provision for losses on accounts receivable	5,122	5,644
Stock-based compensation expense	2,232	1,449
Deferred taxes	(260)	2,032
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,781)	(5,393)
Restricted cash	1,381	(1,946)
Prepaid expenses and other assets	1,752	(249)
Accounts payable	(6,036)	(1,919)
Accrued compensation and benefits	(4,607)	3,438
Accrued self-insurance obligations	(2,469)	(1,342)
Income taxes payable	—	478
Other accrued liabilities	1,531	(731)
Other long-term liabilities	227	(727)
Net cash (used for) provided by operating activities	(2,626)	16,043

Cash flows from investing activities:
Capital expenditures	(9,961)	(8,837)
Acquisitions, net of cash acquired	(260)	—
Net cash used for investing activities	(10,221)	(8,837)

Cash flows from financing activities:
Principal repayments of long-term debt and capital lease
obligations	(290)	(2,798)
Net cash used for financing activities	(290)	(2,798)

Net (decrease) increase in cash and cash equivalents	(13,137)	4,408
Cash and cash equivalents at beginning of period	57,908	81,163
Cash and cash equivalents at end of period	$44,771	$85,571

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  Our continuing operations include 190 healthcare centers in 23 states as of March 31, 2012.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at March 31, 2012, and our consolidated results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Recent Accounting Pronouncements

The FASB issued an Accounting Standards Update in June 2011 regarding the presentation of comprehensive income within financial statements.  GAAP now requires that comprehensive income and its components of net income and other comprehensive income be presented in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements.  This new guidance is now effective for us and our accompanying consolidated financial statements have been presented with one single continuous statement of comprehensive income.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2012 financial statement presentation.  We have reclassified the results of operations of nine skilled nursing centers of our Inpatient Services segment (see Note 4 – “Discontinued Operations”) for all periods presented to discontinued operations within the income statement, in accordance with GAAP.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(2)  Long-Term Debt, Capital Lease Obligations and Hedging Arrangements

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	March 31, 2012	December 31, 2011
Revolving loans	$—	$—
Mortgage note payable due monthly through 2014, interest at
at a rate of 8.5%, collateralized by real property with
carrying values totaling $1.7 million	1,888	2,076
Term loans	87,358	87,389
Capital leases	249	320
Total long-term obligations	89,495	89,785
Less amounts due within one year	(995)	(1,017)
Long-term obligations, net of current portion	$88,500	$88,768

The scheduled or expected maturities of long-term obligations as of March 31, 2012, were as follows (in thousands):

For the twelve months ending March 31:
2013	$995
2014	913
2015	229
2016	—
2017	87,358
$89,495

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

Our credit agreement requires that at least 50% of our term loans be subject to at least a three-year hedging agreement. To satisfy this requirement, we executed two hedging instruments on January 18, 2011: a two-year interest rate cap and a two-year “forward starting” interest rate swap.  The two-year interest rate cap limits our exposure to increases in interest rates for $82.5 million of debt through December 31, 2012.  This cap is effective when LIBOR rises above 1.75%, effectively fixing the interest rate on $82.5 million of our term loans at 8.75% through December 31, 2012.  The fee for this interest rate cap arrangement was $0.3 million, which will be amortized to interest expense over the life of the arrangement.  The two-year “forward starting” interest rate swap effectively converts the interest rate on $82.5 million of our term loans to a fixed rate from January 1, 2013 through December 31, 2014.  LIBOR is fixed at 3.185%, making the all-in rate effectively a fixed 10.185% for this portion of the term loans.  There was no fee for this swap agreement.  Both arrangements qualify for hedge accounting treatment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The fair values of our hedging agreements as presented in the consolidated balance sheets are as follows (in thousands):

Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	Other Long-Term		Other Long-Term
Interest rate hedging agreements	Liabilities	$2,167	Liabilities	$2,049

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended March 31 is as follows (in thousands):

	Amount of (Loss)/Gain in Other Comprehensive (Loss)/Income		Gain Reclassified from Accumulated Other Comprehensive Income to Income (ineffective portion)
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Interest rate hedging agreements	$(71)	$32	$—	$—

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$44,771	$44,771	$57,908	$57,908
Restricted cash	$14,678	$14,678	$16,059	$16,059
Long-term debt and capital lease obligations,
including current portion	$89,495	$86,492	$88,785	$74,545
Interest rate hedging agreements	$2,167	$2,167	$2,049	$2,049

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At March 31, 2012 and December 31, 2011, the fair value of our long-term debt, including current maturities, and our interest rate hedging agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate hedging agreements – liability	$2,167	$—	$2,167

	December 31, 2011
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate hedging agreements - liability	$2,049	$—	$2,049

We currently have no other financial instruments subject to fair value measurement on a recurring basis. The fair value for our cash and cash equivalents and restricted cash disclosed above were determined by Level 1 valuation techniques and our long-term debt and capital lease obligations fair value above was determined by Level 2 valuation techniques.

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

During the three months ended March 31, 2012, we developed plans to dispose of nine skilled nursing centers in three different markets within our Inpatient Services segment, whose results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  As of March 31, 2012, assets held for sale for these nine centers of $4.5 million consisted of (i) a net carrying amount of $3.2 million of property and equipment, (ii) $0.8 million of other non-current assets and (iii) $0.5 million of prepaid expenses and other assets.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Inpatient Services	Other	Total	Inpatient Services	Other	Total
Net operating revenues	$16,746	$—	$16,746	$20,145	$—	$20,145

Loss from discontinued operations, net (1)	$(1,645)	$(1)	$(1,646)	$(1,498)	$(8)	$(1,506)

(1) Net of related tax benefit of $1,052 and $981, respectively

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Activity in our professional liability and workers’ compensation self-insurance reserves as of and for the periods ended March 31, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended March 31, 2011
	Professional Liability	Workers’ Compensation	Total
Gross balance, beginning of period	$113,971	$96,585	$210,556
Less: anticipated insurance recoveries	(2,100)	(28,100)	(30,200)
Net balance, beginning of period	$111,871	$68,485	$180,356

Current year provision, continuing operations	6,974	7,583	14,557
Current year provision, discontinued operations	467	384	851
Claims paid, continuing operations	(9,515)	(4,667)	(14,182)
Claims paid, discontinued operations	(346)	(366)	(712)
Amounts paid for administrative services and other	(809)	(1,744)	(2,553)

Net balance, end of period	$108,642	$69,675	$178,317
Plus: anticipated insurance recoveries	2,100	28,100	30,200
Gross balance, end of period	$110,742	$97,775	$208,517

	For the Three Months Ended March 31, 2012
	Professional Liability	Workers’ Compensation	Total
Gross balance, beginning of period	$120,857	$87,242	$208,099
Less: anticipated insurance recoveries	(2,390)	(21,930)	(24,320)
Net balance, beginning of period	$118,467	$65,312	$183,779

Current year provision, continuing operations	8,135	7,182	15,317
Current year provision, discontinued operations	467	326	793
Claims paid, continuing operations	(6,419)	(4,828)	(11,247)
Claims paid, discontinued operations	(3,269)	(370)	(3,639)
Amounts paid for administrative services and other	(1,145)	(2,009)	(3,154)

Net balance, end of period	$116,236	$65,613	$181,849
Plus: anticipated insurance recoveries	2,390	21,930	24,320
Gross balance, end of period	$118,626	$87,543	$206,169

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at March 31, 2012 and December 31, 2011 is as indicated below (in thousands):

	March 31, 2012				December 31, 2011
	Professional Liability	Workers’ Compensation	Total	| |	Professional Liability	Workers’ Compensation	Total
Assets:				|
Restricted cash (1)				|
Current	$5,617	$8,544	$14,161	|	$6,254	$9,332	$15,586
Non-current	—	—	—	|	—	—	—
	$5,617	$8,544	$14,161	|	$6,254	$9,332	$15,586
				|
Anticipated insurance recoveries (2)				|
Current	$524	$2,730	$3,254	|	$524	$2,730	$3,254
Non-current	1,866	19,200	21,066	|	1,866	19,200	21,066
	$2,390	$21,930	$24,320	|	$2,390	$21,930	$24,320
Total Assets	$8,007	$30,474	$38,481	|	$8,644	$31,262	$39,906

Liabilities (3)(4):				|
Self-insurance liabilities				|
Current	$32,030	$21,218	$53,248	|	$28,758	$22,074	$50,832
Non-current	86,596	66,325	152,921	|	92,099	65,168	157,267
Total Liabilities	$118,626	$87,543	$206,169	|	$120,857	$87,242	$208,099

(1)
Total restricted cash includes cash collateral deposits and other cash held by third parties.  Total restricted cash above excludes $517 and $473 at March 31, 2012 and December 31, 2011, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)	Anticipated insurance recovery assets are presented as Other Assets (both current and long-term) in our March 31, 2012 and December 31, 2011 consolidated balance sheets.

(3)	Total self-insurance liabilities above exclude $6,439 and $6,978 at March 31, 2012 and December 31, 2011, respectively, related to our employee health insurance liabilities.

(4)
Total self-insurance liabilities for workers’ compensation claims are collateralized, in addition to the restricted cash, by letters of credit of $57,538 as of March 31, 2012 and $55,335 as of December 31, 2011.

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

In November 2010, a jury verdict was rendered in a Kentucky state court against us for $2.75 million in compensatory damages and $40 million in punitive damages. On February 25, 2011, the trial court judge reduced the punitive damage award to $24.75 million. The case involves claims for professional negligence resulting in wrongful death. We disagree with the jury's verdict and believe that it is not supported by the facts of the case or applicable law. Our appeal is currently pending with the Kentucky Court of Appeals. We believe our reserves are adequate for this matter.

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

(6)  Income Taxes

The provision for income taxes of $1.2 million for the three months ended March 31, 2012 results in an effective tax rate of approximately 39%. The provision for income taxes of $6.6 million for the three months ended March 31, 2011 resulted in an effective tax rate of approximately 41%. The rates for 2012 and 2011 differ from the statutory tax rate of 35% primarily due to state taxes.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $17.9 million at March 31, 2012 and December 31, 2011 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

In evaluating the need to establish a valuation allowance on our net deferred tax assets, all items of positive evidence (e.g., future sources of taxable income, including the ability to reliably forecast and to continue our mitigation initiatives implemented in 2011) and negative evidence (e.g., impact of the Centers for Medicare and Medicaid Services ("CMS") final rule for skilled nursing facilities for the 2012 federal fiscal year, which commenced on October 1, 2011 (the "CMS Final Rule") and subsequent impairment of goodwill in 2011) were considered.  We were in a cumulative pre-tax book loss of approximately $217 million for the three-year period ended December 31, 2011.  However, because approximately $324 million of the book expenses (principally related to our 2011 non-cash loss on asset impairment for goodwill and other intangibles) were not deductible for tax purposes, we generated taxable income and utilized existing net operating loss carryforwards in each of the last three years.  As a result of the negative impact of the CMS Final Rule on our business, we commenced a broad based mitigation initiative in 2011, which includes infrastructure cost reductions. Our ability to generate sufficient future taxable income to realize our deferred tax assets is dependent on our ability to continue our mitigation initiatives. Based upon our current estimates of future taxable income, we believe that we will more likely than not realize our net deferred tax assets.  However, if we are unable to continue realizing enough savings through our mitigation initiative to offset the negative impact of the CMS Final Rule, we may be required to increase our valuation allowance in future periods.

After consideration of the November 2010 restructuring of our former parent company, which, among other matters resulted in Sabra Health Care REIT, Inc. holding substantially all of our former parent’s owned real property, and utilization of NOL carryforwards through 2011, the Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $7.4 million. Accordingly, our NOL and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, we estimate there is approximately $47.6 million of NOLs which can be used to offset U.S. taxable income in 2012.  Considering annual IRC Section 382 limitations and built-in gains, we estimate a total of approximately $145.4 million of utilizable NOL carryforwards to offset taxable income in 2012 and future years.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(7)  Segment Information

We operate predominantly in the long-term care segment of the healthcare industry. We are a provider of long-term, sub-acute and related ancillary care services to nursing home patients.  Our reportable segments are composed of operating segments, which are aggregated, comprising strategic business units that provide different products and services. They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  More complete descriptions and accounting policies of the segments are described in Note 13 – “Segment Information” and  Note 2 – “Summary of Significant Accounting Policies” of our 2011 Form 10-K.  The following tables summarize, for the periods indicated, operating results and other financial information, by business segment (in thousands):

As of and for the
Three Months Ended
March 31, 2012
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$405,788	$30,629	$22,069	$7	$—	$458,493
Intersegment revenues	—	33,464	831	—	(34,295)	—
Total net revenues	405,788	64,093	22,900	7	(34,295)	458,493

Operating salaries and benefits	189,707	53,896	17,487	—	—	261,090
Self-insurance for workers’ compensation and
general and professional liability insurance	14,289	609	355	64	—	15,317
Other operating costs	125,669	2,497	2,695	—	(34,295)	96,566
General and administrative expenses(1)	9,260	2,530	615	16,042	—	28,447
Provision for losses on
accounts receivable	4,430	414	(36)	—	—	4,808
Segment operating income (loss)	$62,433	$4,147	$1,784	$(16,099)	$—	$52,265

Center rent expense	36,075	134	168	—	—	36,377
Depreciation and amortization	7,028	251	185	966	—	8,430
Interest, net	(19)	—	—	4,430	—	4,411
Net segment income (loss)	$19,349	$3,762	$1,431	$(21,495)	$—	$3,047

Identifiable segment assets	$385,342	$18,701	$20,287	$287,188	$20,829	$732,347
Goodwill	$30,297	$75	$4,533	$—	$—	$34,905
Segment capital expenditures	$8,676	$399	$51	$835	$—	$9,961
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
March 31, 2011
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$413,888	$30,096	$22,316	$7	$—	$466,307
Intersegment revenues	—	32,694	623	—	(33,317)	—
Total net revenues	413,888	62,790	22,939	7	(33,317)	466,307

Operating salaries and benefits	190,931	54,132	17,417	—	—	262,480
Self-insurance for workers’ compensation and
general and professional liability insurance	13,501	642	347	67	—	14,557
Other operating costs	119,422	2,169	2,861	—	(33,317)	91,135
General and administrative expenses(1)	10,014	2,398	655	15,379	—	28,446
Provision for losses on
accounts receivable	4,953	324	(101)	—	—	5,176
Segment operating income (loss)	$75,067	$3,125	$1,760	$(15,439)	$—	$64,513

Center rent expense	35,392	127	173	—	—	35,692
Depreciation and amortization	6,206	226	187	830	—	7,449
Interest, net	(6)	—	1	5,004	—	4,999
Net segment income (loss)	$33,475	$2,772	$1,399	$(21,273)	$—	$16,373

Identifiable segment assets	$691,111	$15,890	$20,541	$346,930	$20,867	$1,095,339
Goodwill	$345,064	$75	$4,533	$—	$—	$349,672
Segment capital expenditures	$6,507	$729	$53	$1,548	$—	$8,837
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

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net segment income	$3,047	$16,373
Restructuring costs	—	136
Consolidated income before income taxes
and discontinued operations	$3,047	$16,237

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 158 skilled nursing centers, 13 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, 2 independent living centers and 7 mental health centers with 21,414 licensed beds located in 23 states as of March 31, 2012. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

2011 Restructuring

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commenced on October 1, 2011 (the “CMS Final Rule”).  As a result of the expected negative impact of the CMS Final Rule on our business, we implemented a broad-based mitigation initiative, which included infrastructure cost reductions without affecting the quality of our patient care. These reductions in infrastructure costs were, and continue to be, necessary to mitigate the impact on our business and remain in compliance with financial covenants under the Credit Agreement. For additional information regarding the impact to us of the CMS Final Rule, please see Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Medicare” below.

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the Three Months Ended
Sources of Revenues	March 31, 2012		March 31, 2011

Consolidated:
Medicaid	$186,443	40.7%	177,645	38.1%
Medicare	136,288	29.7	151,251	32.4
Private pay and other	112,425	24.5	114,402	24.6
Managed care and commercial insurance	23,337	5.1	23,009	4.9
Total	$458,493	100.0%	466,307	100.0%

Inpatient Only:
Medicaid	$186,423	45.9%	177,595	42.9%
Medicare	131,517	32.4	146,608	35.4
Private pay and other	64,854	16.0	66,945	16.2
Managed care and commercial insurance	22,994	5.7	22,740	5.5
Total	$405,788	100.0%	413,888	100.0%

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

Medicare reimburses our skilled nursing centers for Medicare Part A services under the Prospective Payment System (“PPS”) as defined by the Balanced Budget Act of 1997 and subsequent legislative and rule changes. PPS regulations predetermine a payment amount per patient, per day, based on the 1995 costs of treating patients indexed forward. Prior to October 1, 2010, the amount to be paid was determined by classifying each patient into one of 53 Resource Utilization Groups (“RUGs”), which were collectively referred to as “RUGs III”. After October 1, 2010, the RUGs were expanded to 66 categories to provide further refinement and are referred to collectively as “RUGs IV”. Each RUGs level represents the level of services required to treat the patient's condition or level of acuity.

The RUGs III system reimbursed for therapy service delivered concurrently, in a group or individually, at the same rate. The RUGs IV system changes maintain the same reimbursement methodology for group and individual therapy, but only considers concurrent therapy if it is delivered to two patients and divides the services between the two patients that receive the services. Changes were also made to the required qualifications for each RUGs level.

On July 29, 2011, CMS released its final rule for skilled nursing facilities for the 2012 federal fiscal year that commenced on October 1, 2011 (the "CMS Final Rule"). Pursuant to the CMS Final Rule, Medicare Part A payment rates were reduced by 12.6% (i.e., the Medicare rate parity adjustment) to correct what CMS perceived as a lack of parity between RUGs III and RUGs IV. The CMS Final Rule also changed the reimbursement rules associated with group therapy and introduced new change-of-therapy provisions as patients move through their post-acute stay. The CMS Final Rule therapy reimbursement changes resulted in further reductions in our revenues from the Medicare program (prior to implementation of our therapy mitigation plans) and also served to increase our costs of providing such therapy services. On October 1, 2011, we also received a net 1.7% market basket increase to our prospective Medicare rates. Based on operating results through the end of the first quarter of 2012, we continue to expect the impact of the CMS Final Rule on our full year 2012 operations to be a year-over-year reduction in income before income taxes of approximately $40.0 million to $45.0 million due to the ramp-up nature of many elements of our management mitigation plans.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the Three Months Ended
March 31, 2012	March 31, 2011
$463.10	$522.11

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services. An automatic exception was in place for patients residing in skilled nursing centers. That exception will continue through December 31, 2012.

CMS has notified providers that they will not issue a Notice of Proposed Rulemaking - SNF for the 2013 fiscal year which commences on October 1, 2012.  They will instead issue an Update Notice, prior to July 31, 2012.  This Notice will make updates that are required by current law rather than changes to the current system.  We anticipate the net impact of this Update to be an increase in rates of 1.8%.  Any additional changes prior to October 1, 2013 would require legislative action.

On February 17, 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2011, which included a provision reducing the reimbursement of Medicare bad debts. Medicare bad debts are primarily generated when states do not reimburse the provider for co-insurance for Medicare/Medicaid dually eligible patients. Providers are not permitted to bill this co-insurance to any other party when Medicaid does not reimburse the provider cost of service. Prior to this legislation, Medicare reimbursed providers 100% for this uncollectable co-insurance associated with dually eligible patients. Under the newly enacted legislation, Medicare will now phase in a reduction in the percentage of reimbursement for uncollectable co-insurance starting with cost reports beginning in federal fiscal year 2013, which primarily impacts our cost reports beginning on January 1, 2013. It is not clear if

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

states will reimburse for dually eligible patient co-insurance under the state Medicaid programs as a result of this new legislation. If states do not begin to reimburse for dually eligible patient co-insurance then we are projecting the result will be a reduction in our revenues from reimbursement of Medicare bad debts of approximately $2.3 million in 2013, $4.7 million in 2014 and $6.7 million in subsequent years. Fourteen of the twenty-three states in which we operate do not reimburse the Medicaid co-insurance for dually eligible patients.

On August 2, 2011, Congress passed the Budget Control Act of 2011, which created The Joint Select Committee on Deficit Reduction.  This Committee was tasked to find $1.5 trillion in savings by November 23, 2011.  The Committee was unable to reach an agreement and as a result, sequestration as provided for in the Budget Control Act was triggered.  Sequestration will result in a 2% reduction in Medicare payments effective January 1, 2013, which we estimate will reduce our revenues by approximately $2.5 million per quarter in 2013.

Historically we have been able to mitigate a portion of revenue reductions resulting from changes in CMS' reimbursement regulations.

We receive Medicare reimbursements for hospice care at daily or hourly rates based on the level of care furnished to the patient. Our ability to receive Medicare reimbursement for our hospice services is subject to two limitations:

·
If inpatient days of care provided to all patients at a hospice exceed 20% of the total days of hospice care provided by that hospice for an annual period, then payment for days in excess of this limit are paid for at the lower routine home care rate.

·
Overall payments made by Medicare on a per hospice program basis are subject to a cap amount at the end of an annual period. The cap amount is calculated by multiplying the number of first time Medicare hospice beneficiaries during the year by the Medicare per beneficiary cap amount, resulting in that hospice's aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice program exceeds its aggregate cap, then the hospice must repay the excess.

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

Twenty-one of the states in which our Inpatient Services segment operates impose a provider tax on nursing homes as a method of increasing federal matching funds paid to those states for Medicaid.

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the Three Months Ended
March 31, 2012	March 31, 2011
$178.64	$173.69

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the Three Months Ended
March 31, 2012	March 31, 2011
$161.61	$158.62

Managed Care and Insurance

During the three months ended March 31, 2012, we received 5.1% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated below. The increase in the average rate per patient, per day between the first quarter of 2011 and the first quarter of 2012 resulted from the unusually low prior year first quarter 2011 rate which included the negative impact of a $0.6 million prior year revenue reduction adjustment related to 2010 recorded in the first quarter of 2011 associated with a prior year managed care settlement payback.

For the Three Months Ended
March 31, 2012	March 31, 2011
$381.54	$368.69

Private Payors, Veterans and Other

During the three months ended March 31, 2012, we received 24.5% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated below.  The decrease in the average rate per patient, per day between the first quarter of 2011 and the first quarter of 2012 resulted from a combination of the following:  (1) we experienced a proportionally larger amount of hospice and assisted living private pay customers in the first quarter of 2012 than in the prior year first quarter of 2011 and those hospice and private pay customers have a lower average per patient, per day private rate than our skilled nursing private pay customers thereby resulting in a lower blended inpatient services average per patient, per day private rate in 2012 as compared to 2011;  (2) the 2011 average rate per patient, per day included the positive benefit of $1.4 million greater prior year revenue increase adjustments recorded in the first quarter of 2011 than in the first quarter of 2012.

For the Three Months Ended
March 31, 2012	March 31, 2011
$194.17	$199.38

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

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three Months Ended		As a Percentage of Net Revenues
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Total net revenues	$458,493	$466,307	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	261,090	262,480	56.9	56.3
Self-insurance for workers’ compensation and
general and professional liabilities	15,317	14,557	3.3	3.1
Other operating costs (1)	108,972	104,202	23.8	22.3
Center rent expense	36,377	35,692	7.9	7.7
General and administrative expenses	16,041	15,379	3.5	3.3
Depreciation and amortization	8,430	7,449	1.8	1.6
Provision for losses on accounts receivable	4,808	5,176	1.0	1.1
Interest, net	4,411	4,999	1.0	1.1
Other (2)	—	136	—	—
Income before income taxes and discontinued operations	3,047	16,237	0.7	3.5
Income tax expense	1,188	6,619	0.3	1.4
Income from continuing operations	1,859	9,618	0.4	2.1
Loss from discontinued operations, net	(1,646)	(1,506)	(0.4)	(0.3)
Net income	$213	$8,112	—%	1.7%
Supplemental Financial Information (3):
EBITDA	$15,888	$28,685	3.5%	6.2%
Adjusted EBITDA	$15,888	$28,821	3.5%	6.2%
Adjusted EBITDAR	$52,265	$64,513	11.4%	13.8%

(1) Operating administrative expenses are included in “other operating costs” above.

(2) Other expenses consist of restructuring costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net income	$213	$8,112
Plus:
Loss from discontinued operations, net	(1,646)	(1,506)
Income tax expense	1,188	6,619
Interest expense, net	4,411	4,999
Depreciation and amortization	8,430	7,449
EBITDA	$15,888	$28,685
Plus:
Restructuring costs	—	136
Adjusted EBITDA	$15,888	$28,821
Plus:
Center rent expense	36,377	35,692
Adjusted EBITDAR	$52,265	$64,513

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011” is based, in part, on the financial information presented in Note 7 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Total net revenues decreased $7.8 million, or 1.7%, to $458.5 million for the three months ended March 31, 2012 from $466.3 million for the three months ended March 31, 2011.  We reported net income for the three months ended March 31, 2012 of $0.2 million and net income of $8.1 million for the three months ended March 31, 2011.

The decrease in net revenues for the 2012 period included $8.1 million of reduced revenues in our Inpatient Services segment and a $0.2 million decrease in nonaffiliated revenues from our Medical Staffing segment, which were partially offset by a $0.5 million increase in nonaffiliated revenues from our Rehabilitation Therapy Services segment.

Operating salaries and benefits decreased $1.4 million, or 0.5%, to $261.1 million (56.9% of net revenues) for the three months ended March 31, 2012 from $262.5 million (56.3% of net revenues) for the three months ended March 31, 2011.  The decrease resulted primarily from decreased wages and benefits in our housekeeping and laundry departments following the outsourcing of the majority of our housekeeping and laundry services.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.8 million, or 5.2%, to $15.3 million (3.3% of net revenues) for the three months ended March 31, 2012 from $14.6 million (3.1% of net revenues) for the three months ended March 31, 2011, which was primarily due to increased medical, legal and administrative costs associated with general and professional liability claims.

Other operating costs increased $4.8 million, or 4.6%, to $109.0 million (23.8% of net revenues) for the three months ended March 31, 2012 from $104.2 million (22.3% of net revenues) for the three months ended March 31, 2011.  The increase was primarily due to increased provider taxes, coupled with increases in purchased services for housekeeping and laundry services.

Center rent expense increased $0.7 million, or 1.9%, to $36.4 million (7.9% of net revenues) for the three months ended March 31, 2012 from $35.7 million (7.7% of net revenues) for the three months ended March 31, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

General and administrative expenses increased $0.7 million, or 4.3%, to $16.0 million (3.5% of net revenues) for the three months ended March 31, 2012 from $15.4 million (3.3% of net revenues) for the three months ended March 31, 2011.  The increase was primarily due to increased compensation and benefits.

Depreciation and amortization increased $1.0 million, or 13.2%, to $8.4 million (1.8% of net revenues) for the three months ended March 31, 2012 from $7.4 million (1.6% of net revenues) for the three months ended March 31, 2011.  The increase was due to new property and equipment placed into service since March 31, 2011.

The provision for losses on accounts receivable decreased $0.4 million, or 7.1%, to $4.8 million (1.0% of net revenues) for the three months ended March 31, 2012 from $5.2 million (1.1% of net revenues) for the three months ended March 31, 2011.  The decrease resulted primarily from decreased revenues associated with the CMS Final Rule that become effective October 1, 2011.

Net interest expense decreased $0.6 million, or 11.8%, to $4.4 million (1.0% of net revenues) for the three months ended March 31, 2012 from $5.0 million (1.1% of net revenues) for the three months ended March 31, 2011 due to lower aggregate indebtedness.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended March 31 (dollars in thousands):

	2012		2011
Inpatient Services	$405,788	88.5%	$413,888	88.8%
Rehabilitation Therapy Services	64,093	14.0	62,790	13.5
Medical Staffing Services	22,900	5.0	22,939	4.9
Corporate	7	—	7	—
Intersegment Eliminations	(34,295)	(7.5)	(33,317)	(7.2)
Total net revenues	$458,493	100.0%	$466,307	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended March 31 (in thousands):

	2012	2011
Rehabilitation Therapy Services	$33,464	$32,694
Medical Staffing Services	831	623
Total intersegment revenue	$34,295	$33,317

The following table sets forth the amount of net segment income for the three months ended March 31 (in thousands):

	2012	2011
Inpatient Services	$19,349	$33,475
Rehabilitation Therapy Services	3,762	2,772
Medical Staffing Services	1,431	1,399
Net segment income before Corporate	24,542	37,646
Corporate	(21,495)	(21,273)
Net segment income	$3,047	$16,373

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs and discontinued operations.  Net segment income for the three months ended March 31, 2012 for (1) our Inpatient Services segment decreased $14.1 million, or 42.2%, to $19.3 million, (2) our Rehabilitation Therapy Services segment increased $1.0 million, or 35.7%, to $3.8 million and (3) our Medical Staffing Services segment remained unchanged at $1.4 million in comparison to the three months ended March 31, 2011, due to the factors discussed below for each segment.  We use net segment income among other things to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Total net revenues decreased $8.1 million, or 2.0%, to $405.8 million for the three months ended March 31, 2012 from $413.9 million for the three months ended March 31, 2011.  The decrease was primarily the result of:

-
a $16.1 million decrease in Medicare revenues due to a $13.6 million decrease in revenues related to Medicare Part A rates primarily resulting from the CMS Final Rule parity rate adjustment, and a $3.9 million decrease due to a lower customer base, offset in part by a $1.4 million increase in Medicare Part B revenues; and

-	a $2.9 million decrease in private revenues driven by lower customer base and rates;

Offset in part by:

-	an $8.8 million increase in Medicaid revenues consisting of $5.1 million from an increase in rates and a $3.7 million increase related to higher customer base;

-	a $1.0 million increase in hospice revenues due primarily to growth in customer base;

-	a $0.9 million increase in other revenues, including veterans' coverage and other various inpatient services; and

-	a $0.2 million increase in managed care and commercial insurance revenues driven by improved rates but partially offset by a decrease in customer base.

Operating salaries and benefits expenses decreased $1.2 million, or 0.6%, to $189.7 million for the three months ended March 31, 2012 from $190.9 million for the three months ended March 31, 2011.  The decrease was attributable to the following:

-	a decrease of $4.1 million due to the outsourcing of housekeeping and laundry services in many centers to a third party service provider; and

-	a $0.9 million decrease in overtime for all staff;

Offset in part by:

-	an increase of $3.8 million in staff compensation and benefits to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.8 million, or 5.8%, to $14.3 million for the three months ended March 31, 2012 as compared to $13.5 million for the three months ended March 31, 2011, which was primarily due to increased medical, legal and administrative costs associated with general and professional liability claims.

Other operating costs increased $6.2 million, or 5.2%, to $125.7 million for the three months ended March 31, 2012 from $119.4 million for the three months ended March 31, 2011.  The increase was attributable to the following:

-
a $3.6 million increase in purchased services, driven by a $4.1 million increase related to outsourced housekeeping and laundry services, which was partially offset by a $0.5 million decrease in other purchased services;

-	a $2.9 million increase in taxes, consisting primarily of provider taxes;

-	a $0.3 million increase in contract labor, principally driven by affiliated therapy services; and

-	a $0.2 million decrease in vendor rebates;

Offset in part by:

-	a $0.5 million decrease in supplies, of which $0.2 million relates to housekeeping and laundry supplies now included in our outsourcing arrangement discussed above; and

-	a $0.3 million decrease in administrative costs including advertising, legal fees, community awareness and other miscellaneous expenses.

Operating administrative expenses decreased $0.8 million, or 7.5%, to $9.3 million for the three months ended March 31, 2012 compared to $10.0 million for the three months ended March 31, 2011, primarily due to lower salaries, benefits and contract labor expense in accordance with our cost mitigation plans necessitated by the impact of the CMS Final Rule.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Center rent expense increased $0.7 million, or 1.9%, to $36.1 million for the three months ended March 31, 2012 from $35.4 million for the three months ended March 31, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

Depreciation and amortization increased $0.8 million, or 13.2%, to $7.0 million for the three months ended March 31, 2012 from $6.2 million for the three months ended March 31, 2011.  The increase was due to new property and equipment placed into service since March 31, 2011.

The provision for losses on accounts receivable decreased $0.5 million, or 10.6%, to $4.4 million for the three months ended March 31, 2012 from $5.0 million for the three months ended March 31, 2011.   The decrease resulted primarily from decreased revenues associated with the CMS Final Rule that became effective October 1, 2011.

Rehabilitation Therapy Services

Total net revenues from the Rehabilitation Therapy Services segment increased $1.3 million, or 2.1%, to $64.1 million for the three months ended March 31, 2012 from $62.8 million for the three months ended March 31, 2011. The revenue increase was the result of:

-	an increase of $0.8 million attributable to increased billable minutes, primarily due to increased therapist productivity, and growth in Medicare Part B volume; and

-	an increase of $0.6 million due to a higher revenue per minute resulting from nonaffiliated rate increases combined with an affiliated market basket rate increase effective October 1, 2011;

Offset in part by:

-
a decrease in other revenue of $0.1 million primarily due to non-recurring personnel buy-outs received in the three months ended March 31, 2011 but not recurring in the three months ended March 31, 2012.

Operating salaries and benefits expenses decreased $0.2 million, or 0.4%, to $53.9 million for the three months ended March 31, 2012 from $54.1 million for the three months ended March 31, 2011.  The decrease was driven primarily by reduced health insurance and other benefits but partially offset by wage rate increases to remain competitive in local markets.

Medical Staffing Services

Total net revenues from the Medical Staffing Services segment were flat at $22.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Operating salaries and benefits expenses increased $0.1 million, or 0.4%, to $17.5 million for the three months ended March 31, 2012 as compared to $17.4 million for the three months ended March 31, 2011. The increase in operating salaries and benefits is due to wage rate increases to remain competitive in local markets.

Corporate

General and administrative expenses not directly attributed to segments increased $0.7 million, or 4.3%, to $16.0 million for the three months ended March 31, 2012 from $15.4 million for the three months ended March 31, 2011.  The increase was primarily due to increased compensation and benefits.

Interest expense not directly attributed to operating segments decreased $0.6 million, or 11.5%, to $4.4 million for the three months ended March 31, 2012 from $5.0 million for the three months ended March 31, 2011 due to lower aggregate indebtedness.

Liquidity and Capital Resources

For the three months ended and as of March 31, 2012, our net income was $0.2 million and our working capital was $151.7 million. As of March 31, 2012, we had cash and cash equivalents of $44.8 million, $60.0 million available on our revolving credit facility and $89.5 million in borrowings. As of March 31, 2012, we were in compliance with the covenants contained in the credit agreement governing the revolving credit facility and our term loan indebtedness as described under "Loan Agreements" below.

Based on current levels of operations, we believe that our operating cash flows (which were an outflow of $2.6 million during

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

the three months ended March 31, 2012, but were an inflow of $83.0 million for the year ended December 31, 2011), existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed in our 2011 Form 10-K under “Capital Expenditures”, scheduled debt service payments and our other commitments (as described in the table under “Obligations and Commitments” of our 2011 Form 10-K) at least through the next twelve months. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness. Although our credit agreement, which is described under “Loan Agreements” below, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

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

Cash Flows

During the three months ended March 31, 2012, net cash provided by operating activities decreased by $18.7 million as compared to the same period last year as we used $2.7 million of net cash in our operating activities for the three months ended March 31, 2012.  In addition to decreased net income of $7.9 million, the decrease in cash flows from operating activities was primarily the result of (i) our period-over-period increase in working capital needs of $9.6 million, driven principally by increased accounts receivable balances coupled with temporary cash usage from the impact of timing differences on scheduled payroll and accounts payable disbursement cycles and (ii) a period-over-period decrease of $1.2 million in non-cash adjustments to net income.  For additional information, please see “Results of Operations” above.

Net cash used for investing activities of $10.2 million for the three months ended March 31, 2012 was for capital expenditures and payments related to a February 2012 hospice acquisition.

Net cash used for financing activities was $0.3 million for the three months ended March 31, 2012, which was attributable to repayments of long-term debt and capital lease obligations.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $10.0 million for the three months ended March 31, 2012.

Loan Agreements

In October 2010, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Agreement provides for $150.0 million in term loans ($87.4 million was outstanding at March 31, 2012), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans ($74.8 million was utilized at March 31, 2012). The revolving credit facility was undrawn on March 31, 2012. The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

Availability of amounts under the revolving credit facility is subject to compliance with financial covenants, including an interest coverage test and a leverage covenant. The Credit Agreement contains customary events of default, such as a failure by

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

In December 2011, we amended the Credit Agreement and the associated $50.0 million voluntary repayment effectively satisfied any required quarterly principal payments until the facility's maturity in 2016. Accrued interest is payable at the end of an interest period, but no less frequently than every three months. Upon amendment, borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus 0.5%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  As of March 31, 2012, the applicable percentage for term loans and revolving loans was 6.00% for alternative base rate loans and 7.00% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year's excess cash flows, if any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, we are required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

The Credit Agreement requires that at least 50% of our term loans be subject to at least a three-year hedging agreement. To satisfy this requirement, we executed two hedging instruments on January 18, 2011: a two-year interest rate cap and a two-year “forward starting” interest rate swap.  The two-year interest rate cap limits our exposure to increases in interest rates for $82.5 million of debt through December 31, 2012.  This cap is effective when LIBOR rises above 1.75%, effectively fixing the interest rate on $82.5 million of our term loans at 8.75% through December 31, 2012.  The fee for this interest rate cap arrangement was $0.3 million, which will be amortized to interest expense over the life of the arrangement.  The two-year “forward starting” interest rate swap effectively converts the interest rate on $82.5 million of our term loans to a fixed rate from January 1, 2013 through December 31, 2014.  LIBOR is fixed at 3.185%, making the all-in rate effectively a fixed 10.185% for this portion of the term loans.  There was no fee for this swap agreement.  Both arrangements qualify for hedge accounting treatment.

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

								Fair Value	Fair Value
	Expected Maturity Dates - the Twelve Months Ending March 31,							March 31,	December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012 (1)	2011 (1)
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$995	$913	$229	$—	$—	$—	$2,137	$2,191	$2,450
Rate	8.7%	8.6%	8.6%	—	—	—
Variable rate debt	$—	$—	$—	$—	$87,358	$—	$87,358	$84,301	$72,096
Rate	—	—	—	—	8.75%	—

Interest rate hedges:								$2,167	$2,049
Cap	$82,500	$—	$—	$—	$—	$—
Maximum rate	1.75%	—	—	—	—	—
Variable to fixed	$—	$82,500	$82,500	$—	$—	$—
Average pay rate	—	3.185%	3.185%	—	—	—
Average receive rate	—	1.75%	1.75%	—	—	—

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated  and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding  required disclosure.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, William A. Mathies, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2011 Form 10-K.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

10.1	Sun Healthcare Group, Inc. 2012 Cash Bonus Plan

10.2	Sun Healthcare Group, Inc. Non-Employee Director Compensation Policy

10.3	Sun Healthcare Group, Inc. 2011 Executive Bonus Retention Plan

10.4	Form of Stock Unit Agreement for Employees

10.5	Form of Restricted Stock Agreement

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2012