Form 10-Q
period 2012-06-30
SUN HEALTHCARE GROUP INC
filed 2012-08-01
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31,2012, there were 25,535,462 shares of the Registrant’s $.01 par value Common Stock outstanding.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

References throughout this document to the Company, “we,” “our” and “us” refer to Sun Healthcare Group, Inc. and its direct and indirect consolidated subsidiaries and not any other person.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain “forward-looking” information as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”) and the federal securities laws.  Any statements that do not relate to historical or current facts or matters are forward-looking statements. Examples of forward-looking statements include all statements regarding our expectations with respect to our proposed merger transaction with Genesis HealthCare LLC, including the expected closing date of the proposed merger, expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, the impact of reductions in reimbursements and other changes in government reimbursement programs,  the scope, timing and effectiveness of our efforts to mitigate the impact on our business of the CMS Final Rule (described below), the outcome and costs of litigation, projected expenses and capital expenditures, growth opportunities, ability to refinance our indebtedness on favorable terms, plans and objectives of management for future operations, and compliance with and changes in governmental regulations.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.

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
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$43,648	$57,908
Restricted cash	14,330	15,706
Accounts receivable, net of allowance for doubtful accounts of $62,800
and $67,640 at June 30, 2012 and December 31, 2011, respectively	212,831	202,229
Prepaid expenses and other assets	27,093	29,075
Assets held for sale	4,537	—
Deferred tax assets	63,018	63,170

Total current assets	365,457	368,088

Property and equipment, net	145,673	148,298
Intangible assets, net	33,991	35,294
Goodwill	34,905	34,496
Restricted cash, non-current	354	353
Deferred tax assets	124,382	123,974
Other assets	43,152	45,163
Total assets	$747,914	$755,666

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	June 30, 2012	December 31, 2011
Current liabilities:
Accounts payable	$44,603	$55,888
Accrued compensation and benefits	63,878	61,101
Accrued self-insurance obligations, current portion	57,628	57,810
Other accrued liabilities	47,638	43,139
Current portion of long-term debt and capital lease obligations	967	1,017
Total current liabilities	214,714	218,955

Accrued self-insurance obligations, net of current portion	155,048	157,267
Long-term debt and capital lease obligations, net of current portion	88,242	88,768
Unfavorable lease obligations, net	5,880	7,110
Other long-term liabilities	56,107	58,110
Total liabilities	519,991	530,210

Commitments and contingencies

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333
shares, zero shares issued and outstanding as of
June 30, 2012 and December 31, 2011	—	—
Common stock of $.01 par value, authorized 41,667
shares, 25,535 and 25,146 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	255	251
Additional paid-in capital	730,242	726,861
Accumulated deficit	(501,194)	(500,427)
Accumulated other comprehensive loss, net	(1,380)	(1,229)
Total stockholders' equity	227,923	225,456
Total liabilities and stockholders' equity	$747,914	$755,666

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Total net revenues	$457,142	$470,575
Costs and expenses:
Operating salaries and benefits	259,506	263,461
Self-insurance for workers’ compensation and general and
professional liability insurance	13,190	14,541
Operating administrative expenses	11,703	13,305
Other operating costs	95,429	92,159
Center rent expense	36,522	35,750
General and administrative expenses	16,048	14,952
Depreciation and amortization	8,504	7,629
Provision for losses on accounts receivable	5,099	4,418
Interest, net of interest income of $67 and $82, respectively	4,429	4,854
Transaction costs	1,838	—
Restructuring costs	—	167
Total costs and expenses	452,268	451,236

Income before income taxes and discontinued operations	4,874	19,339
Income tax expense	1,901	7,894
Income from continuing operations	2,973	11,445

Loss from discontinued operations, net	(3,953)	(1,499)

Net (loss) income	$(980)	$9,946

Other comprehensive loss, net of tax:
Loss from cash flow hedge, net of related tax benefit of $53 and $434, respectively	(79)	(651)
Other comprehensive loss, net of tax	(79)	(651)

Comprehensive (loss) income	$(1,059)	$9,295

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.11	$0.44
Loss from discontinued operations, net	(0.15)	(0.06)
Net (loss) income	$(0.04)	$0.38

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.11	$0.44
Loss from discontinued operations, net	(0.15)	(0.06)
Net (loss) income	$(0.04)	$0.38

Weighted average number of common and common
equivalent shares outstanding:
Basic	27,039	26,146
Diluted	27,039	26,187

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except per share data)

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Total net revenues	$915,635	$936,883
Costs and expenses:
Operating salaries and benefits	520,595	525,943
Self-insurance for workers’ compensation and general and
professional liability insurance	28,507	29,098
Operating administrative expenses	24,110	26,372
Other operating costs	191,995	183,294
Center rent expense	72,899	71,442
General and administrative expenses	32,089	30,331
Depreciation and amortization	16,934	15,077
Provision for losses on accounts receivable	9,908	9,595
Interest, net of interest income of $135 and $140, respectively	8,839	9,853
Transaction costs	1,838	—
Restructuring costs	—	303
Total costs and expenses	907,714	901,308

Income before income taxes and discontinued operations	7,921	35,575
Income tax expense	3,089	14,512
Income from continuing operations	4,832	21,063

Loss from discontinued operations, net	(5,599)	(3,005)

Net (loss) income	$(767)	$18,058

Other comprehensive (loss) income, net of tax:
(Loss) gain from cash flow hedge, net of related tax (benefit) expense of ($100) and $412, respectively	(761)	402
Other comprehensive (loss) income, net of tax	(761)	402

Comprehensive (loss) income	$(1,528)	$18,460

Basic earnings per common and common equivalent share:
Income from continuing operations	$0.18	$0.81
Loss from discontinued operations, net	(0.21)	(0.11)
Net (loss) income	$(0.03)	$0.70

Diluted earnings per common and common equivalent share:
Income from continuing operations	$0.18	$0.81
Loss from discontinued operations, net	(0.21)	(0.11)
Net (loss) income	$(0.03)	$0.70

Weighted average number of common and common
equivalent shares outstanding:
Basic	26,542	25,899
Diluted	26,542	25,967

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net (loss) income	$(980)	$9,946	$(767)	$18,058
Adjustments to reconcile net (loss) income to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	8,504	7,863	17,086	15,544
Amortization of favorable and unfavorable lease intangibles	(507)	(490)	(1,020)	(974)
Provision for losses on accounts receivable	5,341	4,860	10,463	10,504
Loss on sale of assets, including discontinued operations, net	69	—	69	—
Stock-based compensation expense	1,576	1,352	3,808	2,801
Deferred taxes	103	7,944	(157)	9,976
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,428)	(7,185)	(21,209)	(12,578)
Restricted cash	(6)	18	1,375	(1,928)
Prepaid expenses and other assets	573	439	2,325	190
Accounts payable	(4,078)	(1,582)	(10,114)	(3,501)
Accrued compensation and benefits	7,384	(4,018)	2,777	(580)
Accrued self-insurance obligations	68	(2,569)	(2,401)	(3,912)
Income taxes payable	—	(478)	—	—
Other accrued liabilities	2,892	(216)	4,423	(946)
Other long-term liabilities	(2,481)	(492)	(2,254)	(1,218)
Net cash provided by operating activities	7,030	15,392	4,404	31,436

Cash flows from investing activities:
Capital expenditures	(7,868)	(9,319)	(17,829)	(18,156)
Acquisitions, net of cash acquired	—	(356)	(260)	(356)
Net cash used for investing activities	(7,868)	(9,675)	(18,089)	(18,512)

Cash flows from financing activities:
Principal repayments of long-term and capital lease obligations	(285)	(2,800)	(575)	(5,598)
Net cash used for financing activities	(285)	(2,800)	(575)	(5,598)

Net (decrease) increase in cash and cash equivalents	(1,123)	2,917	(14,260)	7,326
Cash and cash equivalents at beginning of period	44,771	85,572	57,908	81,163
Cash and cash equivalents at end of period	$43,648	$88,489	$43,648	$88,489

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  Our continuing operations include 190 healthcare centers in 23 states as of June 30, 2012.

Pending Merger with Genesis HealthCare LLC

On June 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesis HealthCare LLC, a Delaware limited liability company (“Genesis”), and Jam Acquisition LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Genesis (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and an indirect wholly owned subsidiary of Genesis (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, other than treasury shares, shares held by us (other than shares held in a fiduciary capacity that are beneficially owned by third parties), Genesis, Merger Sub or any wholly owned subsidiary of Genesis or us and shares held by stockholders who perfect their appraisal rights under Delaware law, will be converted into the right to receive $8.50 in cash, without interest (the “Merger Consideration”). At the effective time of the Merger, outstanding equity awards with respect to shares of our common stock (whether vested or unvested) will be canceled and converted into the right to receive a cash amount equal to the difference between the Merger Consideration and the exercise price, if any, of such awards. We anticipate that the total amount of funds necessary to pay the aggregate Merger Consideration will be approximately $230 million, not including refinancing of our existing indebtedness or payment of related transaction fees and expenses.

We have commenced mailing the proxy statement to our stockholders and will hold a special stockholders meeting concerning the transaction on September 5, 2012.  The transaction is expected to close in the fall of 2012 subject to the satisfaction of customary closing conditions, including, among other things, (i) the affirmative vote of a majority of the outstanding shares of our common stock in favor of the adoption of the Merger Agreement, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of other required governmental approvals, (iv) the absence of any law or order prohibiting the consummation of the Merger, (v) subject to certain materiality exceptions, the accuracy of our representations and warranties in the Merger Agreement, (vi) the performance in all material respects of our covenants in the Merger Agreement, (vii) the absence of any material adverse effect on us between June 20, 2012 and consummation of the Merger and (viii) compliance by us with our obligations under certain third party contracts.

Transaction Costs

During the three and six months ended June 30, 2012, we incurred $1.8 million of transaction costs in connection with the pending merger with Genesis. These costs consist primarily of legal fees and financial advisory fees.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at June 30, 2012, and our consolidated results of operations and cash flows for the three- and six-month periods ended June 30, 2012 and 2011.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations of the

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

(2)  Long-Term Debt, Capital Lease Obligations and Hedging Arrangements

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	June 30, 2012	December 31, 2011
Revolving loans	$—	$—
Mortgage note payable due monthly through 2014, interest at
at a rate of 8.5%, collateralized by real property with
carrying values totaling $1.7 million	1,695	2,076
Term loans	87,328	87,389
Capital leases	186	320
Total long-term obligations	89,209	89,785
Less amounts due within one year	(967)	(1,017)
Long-term obligations, net of current portion	$88,242	$88,768

The scheduled or expected maturities of long-term obligations as of June 30, 2012, were as follows (in thousands):

For the twelve months ending June 30:
2013	$967
2014	914
2015	—
2016	—
2017	87,328
$89,209

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

The fair values of our hedging agreements as presented in the consolidated balance sheets are as follows (in thousands):

Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	Other Long-Term		Other Long-Term
Interest rate hedging agreements	Liabilities	$2,299	Liabilities	$2,049

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended June 30 is as follows (in thousands):

	Amount of Loss in Other Comprehensive Loss		Gain Reclassified from Accumulated Other Comprehensive Loss to Income (ineffective portion)
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Interest rate hedging agreements	$(79)	$(651)	$—	$—

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the six months ended June 30 is as follows (in thousands):

	Amount of (Loss)/Gain in Other Comprehensive (Loss)/Income		Gain Reclassified from Accumulated Other Comprehensive Income to Income (ineffective portion)
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Interest rate hedging agreements	$(761)	$402	$—	$—

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$43,648	$43,648	$57,908	$57,908
Restricted cash	$14,684	$14,684	$16,059	$16,059
Long-term debt and capital lease obligations,
including current portion	$89,209	$88,807	$89,785	$74,545
Interest rate hedging agreements	$2,299	$2,299	$2,049	$2,049

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At June 30, 2012 and December 31, 2011, the fair value of our long-term debt, including current maturities, and our interest rate hedging agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate hedging agreements – liability	$2,299	$—	$2,299

	December 31, 2011
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate hedging agreements - liability	$2,049	$—	$2,049

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

During the six months ended June 30, 2012, we developed plans to dispose of eight skilled nursing centers and one assisted living center, which are classified as discontinued operations. The disposal plans for these centers involves the sale of the centers to unaffiliated third-party operators. All of these centers are located in either the Oklahoma or the Rhode Island markets. All of the centers described above were formerly part of our Inpatient Services segment, and their historical results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  As of June 30, 2012, the $4.5 million in assets held for sale for these centers consisted of (i) a net carrying amount of $3.2 million of property and equipment, (ii) $0.8 million of other non-current assets and (iii) $0.5 million of prepaid expenses and other assets.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	June 30, 2012			June 30, 2011
	Inpatient Services	Other	Total	Inpatient Services	Other	Total
Net operating revenues	$13,555	$—	$13,555	$19,533	$—	$19,533

Loss from discontinued operations, net (1)	$(3,949)	$(4)	$(3,953)	$(1,490)	$(9)	$(1,499)

(1) Net of related tax benefit of $1,598 and $982, respectively

	For the Six Months Ended
	June 30, 2012			June 30, 2011
	Inpatient Services	Other	Total	Inpatient Services	Other	Total
Net operating revenues	$30,301	$—	$30,301	$39,678	$—	$39,678

Loss from discontinued operations, net (1)	$(5,593)	$(6)	$(5,599)	$(2,987)	$(18)	$(3,005)

(1) Net of related tax benefit of $2,650 and $1,963, respectively

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Activity in our professional liability and workers’ compensation self-insurance reserves as of and for the periods ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
	Professional Liability	Workers’ Compensation	Total	Professional Liability	Workers’ Compensation	Total
Gross balance, beginning of period	$118,626	$87,542	$206,168	$120,856	$87,241	$208,097
Less: anticipated insurance recoveries	(2,390)	(21,930)	(24,320)	(2,390)	(21,930)	(24,320)
Net balance, beginning of period	$116,236	$65,612	$181,848	$118,466	$65,311	$183,777

Current year provision, continuing operations	7,500	5,690	13,190	15,635	12,872	28,507
Current year provision, discontinued operations	567	526	1,093	1,034	851	1,885
Claims paid, continuing operations	(6,695)	(4,077)	(10,772)	(13,114)	(8,903)	(22,017)
Claims paid, discontinued operations	(914)	(615)	(1,529)	(4,183)	(985)	(5,168)
Amounts paid for administrative services and other	(576)	(1,462)	(2,038)	(1,720)	(3,472)	(5,192)

Net balance, end of period	$116,118	$65,674	$181,792	$116,118	$65,674	$181,792
Plus: anticipated insurance recoveries	2,388	22,268	24,656	2,388	22,268	24,656
Gross balance, end of period	$118,506	$87,942	$206,448	$118,506	$87,942	$206,448

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
	Professional Liability	Workers’ Compensation	Total	Professional Liability	Workers’ Compensation	Total
Gross balance, beginning of period	$110,742	$97,775	$208,517	$113,971	$96,585	$210,556
Less: anticipated insurance recoveries	(2,100)	(28,100)	(30,200)	(2,100)	(28,100)	(30,200)
Net balance, beginning of period	$108,642	$69,675	$178,317	$111,871	$68,485	$180,356

Current year provision, continuing operations	8,375	6,166	14,541	15,348	13,750	29,098
Current year provision, discontinued operations	482	408	890	949	792	1,741
Claims paid, continuing operations	(8,277)	(4,049)	(12,326)	(17,792)	(8,716)	(26,508)
Claims paid, discontinued operations	(1,380)	(497)	(1,877)	(1,726)	(863)	(2,589)
Amounts paid for administrative services and other	(800)	(1,667)	(2,467)	(1,608)	(3,412)	(5,020)

Net balance, end of period	$107,042	$70,036	$177,078	$107,042	$70,036	$177,078
Plus: anticipated insurance recoveries	2,273	26,150	28,423	2,273	26,150	28,423
Gross balance, end of period	$109,315	$96,186	$205,501	$109,315	$96,186	$205,501

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at June 30, 2012 and December 31, 2011 is as indicated below (in thousands):

	June 30, 2012				December 31, 2011
	Professional Liability	Workers’ Compensation	Total	| |	Professional Liability	Workers’ Compensation	Total
Assets:				|
Restricted cash (1)				|
Current	$5,458	$8,523	$13,981	|	$6,254	$9,332	$15,586
Non-current	—	—	—	|	—	—	—
	$5,458	$8,523	$13,981	|	$6,254	$9,332	$15,586
				|
Anticipated insurance recoveries (2)				|
Current	$483	$2,820	$3,303	|	$524	$2,730	$3,254
Non-current	1,905	19,448	21,353	|	1,866	19,200	21,066
	$2,388	$22,268	$24,656	|	$2,390	$21,930	$24,320
Total Assets	$7,846	$30,791	$38,637	|	$8,644	$31,262	$39,906

Liabilities:				|
Self-insurance liabilities (3)(4)				|
Current	$29,946	$21,454	$51,400	|	$28,758	$22,074	$50,832
Non-current	88,560	66,488	155,048	|	92,099	65,168	157,267
Total Liabilities	$118,506	$87,942	$206,448	|	$120,857	$87,242	$208,099

(1)
Total restricted cash includes cash collateral deposits and other cash held by third parties.  Total restricted cash above excludes $703 and $473 at June 30, 2012 and December 31, 2011, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)	Anticipated insurance recovery assets are presented as Other Assets (both current and long-term) in our June 30, 2012 and December 31, 2011 consolidated balance sheets.

(3)	Total self-insurance liabilities above exclude $6,228 and $6,978 at June 30, 2012 and December 31, 2011, respectively, related to our employee health insurance liabilities.

(4)
Total self-insurance liabilities for workers’ compensation claims are collateralized, in addition to the restricted cash, by letters of credit of $57,538 as of June 30, 2012 and $55,335 as of December 31, 2011.

(b)  Litigation

Between June 27, 2012 and July 16, 2012, we, the members of our board of directors, Genesis and Merger Sub have been named as defendants in a purported class action lawsuit filed in the Court of Chancery of the State of Delaware in connection with the transactions contemplated by the Merger Agreement with Genesis and in four additional separate lawsuits that were filed in the Superior Court of the State of California, County of Orange. The suits allege, among other things, that our directors breached their fiduciary duties to our stockholders in entering into the Merger Agreement pursuant to an unfair process, and that we, Genesis and Merger Sub aided and abetted the alleged breaches of fiduciary duties. In addition, the Delaware complaint alleges that the preliminary proxy statement filed by us on July 12, 2012 omits or misrepresents material information. The suits seek, among other things, to enjoin consummation of the merger. At this stage, it is not possible to predict the outcome of the proceedings and their impact on us. We believe the allegations made in the complaints are without merit and intend to vigorously defend these actions.

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

(d)  Genesis Termination Fee

The Merger Agreement contains customary representations and warranties and pre-closing covenants. It contains termination provisions for each of us and Genesis, and provides that in certain specified circumstances, we must pay Genesis a termination fee equal to $6.9 million and up to $1.0 million of reasonable, out of pocket expenses incurred by Genesis in connection with the Merger Agreement.

(6)  Income Taxes

The provision for income taxes of $1.9 million and $3.1 million for the three and six months ended June 30, 2012, respectively, results in an effective tax rate of approximately 39% for both periods. The provision for income taxes of $7.9 million and $14.5 million for the three and six months ended June 30, 2011, respectively, resulted in an effective tax rate of approximately 41% for both periods. The rates for 2012 and 2011 differ from the statutory tax rate of 35% primarily due to state taxes.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $17.9 million at June 30, 2012 and December 31, 2011 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

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

As of and for the
Three Months Ended
June 30, 2012
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$405,135	$29,197	$22,804	$6	$—	$457,142
Intersegment revenues	—	32,804	719	—	(33,523)	—
Total net revenues	405,135	62,001	23,523	6	(33,523)	457,142

Operating salaries and benefits	189,415	52,465	17,626	—	—	259,506
Self-insurance for workers’ compensation and
general and professional liability insurance	12,157	610	359	64	—	13,190
Other operating costs	123,820	2,364	2,768	—	(33,523)	95,429
General and administrative expenses(1)	8,841	2,240	621	16,049	—	27,751
Provision for losses on
accounts receivable	4,614	366	119	—	—	5,099
Segment operating income (loss)	$66,288	$3,956	$2,030	$(16,107)	$—	$56,167

Center rent expense	36,207	145	170	—	—	36,522
Depreciation and amortization	7,115	260	187	942	—	8,504
Interest, net	(8)	—	(3)	4,440	—	4,429
Net segment income (loss)	$22,974	$3,551	$1,676	$(21,489)	$—	$6,712

Identifiable segment assets	$392,959	$17,884	$20,073	$283,325	$20,863	$735,104
Goodwill	$30,297	$75	$4,533	$—	$—	$34,905
Segment capital expenditures	$7,363	$152	$60	$293	$—	$7,868
______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, transaction costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
June 30, 2011
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$418,584	$29,979	$21,998	$14	$—	$470,575
Intersegment revenues	—	33,225	699	—	(33,924)	—
Total net revenues	418,584	63,204	22,697	14	(33,924)	470,575

Operating salaries and benefits	192,826	53,494	17,141	—	—	263,461
Self-insurance for workers’ compensation and
general and professional liability insurance	13,480	642	352	67	—	14,541
Other operating costs	120,844	2,540	2,699	—	(33,924)	92,159
General and administrative expenses(1)	10,264	2,431	609	14,953	—	28,257
Provision for losses on
accounts receivable	4,025	316	77	—	—	4,418
Segment operating income (loss)	$77,145	$3,781	$1,819	$(15,006)	$—	$67,739

Center rent expense	35,453	127	170	—	—	35,750
Depreciation and amortization	6,354	227	187	861	—	7,629
Interest, net	(31)	—	—	4,885	—	4,854
Net segment income (loss)	$35,369	$3,427	$1,462	$(20,752)	$—	$19,506

Identifiable segment assets	$701,565	$16,490	$19,571	$337,425	$20,864	$1,095,915
Goodwill	$345,800	$75	$4,533	$—	$—	$350,408
Segment capital expenditures	$7,869	$224	$19	$1,207	$—	$9,319
______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, transaction costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2012
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$810,923	$59,826	$44,873	$13	$—	$915,635
Intersegment revenues	—	66,267	1,550	—	(67,817)	—
Total net revenues	810,923	126,093	46,423	13	(67,817)	915,635

Operating salaries and benefits	379,124	106,359	35,112	—	—	520,595
Self-insurance for workers’ compensation and
general and professional liability insurance	26,445	1,219	715	128	—	28,507
Other operating costs	249,488	4,861	5,463	—	(67,817)	191,995
General and administrative expenses(1)	18,101	4,770	1,236	32,092	—	56,199
Provision for losses on
accounts receivable	9,044	781	83	—	—	9,908
Segment operating income (loss)	$128,721	$8,103	$3,814	$(32,207)	$—	$108,431

Center rent expense	72,282	279	338	—	—	72,899
Depreciation and amortization	14,144	511	371	1,908	—	16,934
Interest, net	(28)	—	(3)	8,870	—	8,839
Net segment income (loss)	$42,323	$7,313	$3,108	$(42,985)	$—	$9,759

Identifiable segment assets	$392,959	$17,884	$20,073	$283,325	$20,863	$735,104
Goodwill	$30,297	$75	$4,533	$—	$—	$34,905
Segment capital expenditures	$16,020	$562	$112	$1,135	$—	$17,829
______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, transaction costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Six Months Ended
June 30, 2011
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$832,471	$60,077	$44,314	$21	$—	$936,883
Intersegment revenues	—	65,920	1,321	—	(67,241)	—
Total net revenues	832,471	125,997	45,635	21	(67,241)	936,883

Operating salaries and benefits	383,756	107,629	34,558	—	—	525,943
Self-insurance for workers’ compensation and
general and professional liability insurance	26,979	1,285	699	135	—	29,098
Other operating costs	240,268	4,708	5,559	—	(67,241)	183,294
General and administrative expenses(1)	20,277	4,829	1,264	30,333	—	56,703
Provision for losses on
accounts receivable	8,979	640	(24)	—	—	9,595
Segment operating income (loss)	$152,212	$6,906	$3,579	$(30,447)	$—	$132,250

Center rent expense	70,845	254	343	—	—	71,442
Depreciation and amortization	12,560	453	374	1,690	—	15,077
Interest, net	(37)	—	1	9,889	—	9,853
Net segment income (loss)	$68,844	$6,199	$2,861	$(42,026)	$—	$35,878

Identifiable segment assets	$701,565	$16,490	$19,571	$337,425	$20,864	$1,095,915
Goodwill	$345,800	$75	$4,533	$—	$—	$350,408
Segment capital expenditures	$14,376	$953	$72	$2,755	$—	$18,156
______________________________________

(1) General and administrative expenses include operating administrative expenses.

The term “segment operating income (loss)” is defined as earnings before center rent expense, depreciation and amortization, interest, restructuring costs, transaction costs, income tax expense and discontinued operations.

The term “net segment income (loss)” is defined as earnings before restructuring costs, transaction costs, income tax expense and discontinued operations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended June 30,
	2012	2011
Net segment income	$6,712	$19,506
Transaction costs	(1,838)	—
Restructuring costs	—	(167)
Consolidated income before income taxes
and discontinued operations	$4,874	$19,339

	For the Six Months Ended June 30,
	2012	2011
Net segment income	$9,759	$35,878
Transaction costs	(1,838)	—
Restructuring costs	—	(303)
Consolidated income before income taxes
and discontinued operations	$7,921	$35,575

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 158 skilled nursing centers, 13 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, 2 independent living centers and 7 mental health centers with 21,349 licensed beds located in 23 states as of June 30, 2012. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

Pending Merger with Genesis HealthCare LLC

On June 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesis HealthCare LLC, a Delaware limited liability company (“Genesis”), and Jam Acquisition LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Genesis (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and an indirect wholly owned subsidiary of Genesis (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, other than treasury shares, shares held by us (other than shares held in a fiduciary capacity that are beneficially owned by third parties), Genesis, Merger Sub or any wholly owned subsidiary of Genesis or us and shares held by stockholders who perfect their appraisal rights under Delaware law, will be converted into the right to receive $8.50 in cash, without interest (the “Merger Consideration”). At the effective time of the Merger, outstanding equity awards with respect to shares of our common stock (whether vested or unvested) will be canceled and converted into the right to receive a cash amount equal to the difference between the Merger Consideration and the exercise price, if any, of such awards. We anticipate that the total amount of funds necessary to pay the aggregate Merger Consideration will be approximately $230 million, not including refinancing of our existing indebtedness or payment of related transaction fees and expenses.

We have commenced mailing the proxy statement to our stockholders and will hold a special stockholders meeting concerning the transaction on September 5, 2012.  The transaction is expected to close in the fall of 2012 subject to the satisfaction of customary closing conditions, including, among other things, (i) the affirmative vote of a majority of the outstanding shares of our common stock in favor of the adoption of the Merger Agreement, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of other required governmental approvals, (iv) the absence of any law or order prohibiting the consummation of the Merger, (v) subject to certain materiality exceptions, the accuracy of our representations and warranties in the Merger Agreement, (vi) the performance in all material respects of our covenants in the Merger Agreement, (vii) the absence of any material adverse effect on us between June 20, 2012 and consummation of the Merger and (viii) compliance by us with our obligations under certain third party contracts.

2011 Restructuring

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commenced on October 1, 2011 (the “CMS Final Rule”).  As a result of the expected negative impact of the CMS Final Rule on our business, we implemented a broad-based mitigation initiative, which included infrastructure cost reductions without affecting the quality of our patient care. These reductions in infrastructure costs were, and continue to be, necessary to mitigate the impact on our business and remain in compliance with financial covenants under our credit agreement. For additional information regarding the impact to us of the CMS Final Rule, please see "Medicare" below.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the Three Months Ended				For the Six Months Ended
Sources of Revenues	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011

Consolidated:
Medicaid	$188,851	41.3%	179,578	38.2%	$375,293	41.0%	$357,223	38.1%
Medicare	133,399	29.2	154,193	32.8	269,688	29.5%	305,443	32.6%
Private pay and other	111,487	24.4	113,457	24.0	223,911	24.4%	227,861	24.4%
Managed care and commercial insurance	23,405	5.1	23,347	5.0	46,743	5.1%	46,356	4.9%
Total	$457,142	100.0%	470,575	100.0%	$915,635	100.0%	$936,883	100.0%

Inpatient Only:
Medicaid	$188,837	46.6%	179,557	42.9%	$375,260	46.3%	$357,152	42.9%
Medicare	128,829	31.8	149,710	35.8	260,346	32.1%	296,318	35.6%
Private pay and other	64,349	15.9	66,257	15.8	129,203	15.9%	133,200	16.0%
Managed care and commercial insurance	23,120	5.7	23,060	5.5	46,114	5.7%	45,801	5.5%
Total	$405,135	100.0%	418,584	100.0%	$810,923	100.0%	$832,471	100.0%

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

On July 29, 2011, CMS released the CMS Final Rule for skilled nursing facilities for the 2012 federal fiscal year that commenced on October 1, 2011. Pursuant to the CMS Final Rule, Medicare Part A payment rates were reduced by 12.6% (i.e., the Medicare rate parity adjustment) to correct what CMS perceived as a lack of parity between RUGs III and RUGs IV. The CMS Final Rule also changed the reimbursement rules associated with group therapy and introduced new change-of-therapy provisions as patients move through their post-acute stay. The CMS Final Rule therapy reimbursement changes resulted in further reductions in our

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

revenues from the Medicare program (prior to implementation of our therapy mitigation plans) and also served to increase our costs of providing such therapy services. On October 1, 2011, we also received a net 1.7% market basket increase to our prospective Medicare rates. Based on operating results through the end of the second quarter of 2012, we continue to expect the impact of the CMS Final Rule on our full year 2012 operations to be a year-over-year reduction in income before income taxes of approximately $40.0 million to $45.0 million due to the ramp-up nature of many elements of our management mitigation plans.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the Three Months Ended		For the Six Months Ended
June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
$461.80	$520.51	$462.46	$521.31

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services. An automatic exception process has been in place for patients residing in skilled nursing centers. That exception process will continue through December 31, 2012. Beginning October 1, 2012, through December 31, 2012, a new provision for a manual medical review process has been added to request exceptions to the therapy caps for services above certain thresholds. Instructions regarding the manual medical review process have not yet been released by CMS.

CMS has notified providers that they would not issue a Notice of Proposed Rulemaking - SNF for the 2013 fiscal year, which commences on October 1, 2012.  They instead issued an Update Notice on July 27, 2012, which makes the updates that are required by current law rather than implementing policy changes.  This Update Notice provides for a market basket increase of 2.5%, which is reduced by a productivity adjustment of 0.7%, generating a net increase of 1.8%.  We estimate that the net impact of this Update Notice on our skilled nursing operations will result in increased revenues of approximately $1.9 million per quarter.  Any additional changes prior to October 1, 2013 would require legislative action.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

year by the Medicare per beneficiary cap amount, resulting in that hospice's aggregate cap, which is the allowable amount of total Medicare payments that hospice can receive for that cap year. If a hospice program exceeds its aggregate cap, then the hospice must repay the excess.

In July 2012, CMS issued its final rule for hospice services for the 2013 federal fiscal year. The rule includes a market basket increase of 0.9%. We estimate that the net impact on our hospice service operations will be a net increase of 1.1% in our reimbursement rates, which we estimate will result in increased revenues of approximately $0.2 million per quarter.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the Three Months Ended		For the Six Months Ended
June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
$180.08	$175.49	$179.36	$174.59

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the Three Months Ended		For the Six Months Ended
June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
$162.91	$160.19	$162.26	$159.41

Managed Care and Insurance

During the three months ended June 30, 2012, we received 5.1% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated below.

For the Three Months Ended		For the Six Months Ended
June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
$371.57	$380.42	$379.47	$374.50

Private Payors, Veterans and Other

During the three months ended June 30, 2012, we received 24.4% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the Three Months Ended		For the Six Months Ended
June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
$190.00	$188.15	$190.09	$192.13

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three Months Ended		As a Percentage of Net Revenues
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total net revenues	$457,142	$470,575	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	259,506	263,461	56.8	56.0
Self-insurance for workers’ compensation and
general and professional liabilities	13,190	14,541	2.9	3.1
Other operating costs (1)	107,132	105,464	23.4	22.4
Center rent expense	36,522	35,750	8.0	7.6
General and administrative expenses	16,048	14,952	3.5	3.2
Depreciation and amortization	8,504	7,629	1.9	1.6
Provision for losses on accounts receivable	5,099	4,418	1.1	0.9
Interest, net	4,429	4,854	1.0	1.0
Other (2)	1,838	167	0.4	—
Income before income taxes and discontinued operations	4,874	19,339	1.1	4.1
Income tax expense	1,901	7,894	0.4	1.7
Income from continuing operations	2,973	11,445	0.7	2.4
Loss from discontinued operations, net	(3,953)	(1,499)	(0.9)	(0.3)
Net (loss) income	$(980)	$9,946	(0.2)%	2.1%
Supplemental Financial Information (3):
EBITDA	$17,807	$31,822	3.9%	6.8%
Adjusted EBITDA	$17,807	$31,989	3.9%	6.8%
Adjusted EBITDAR	$54,329	$67,739	11.9%	14.4%

	For the Six Months Ended		As a Percentage of Net Revenues
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total net revenues	$915,635	$936,883	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	520,595	525,943	56.9	56.1
Self-insurance for workers’ compensation and
general and professional liabilities	28,507	29,098	3.1	3.1
Other operating costs (1)	216,105	209,666	23.6	22.4
Center rent expense	72,899	71,442	8.0	7.6
General and administrative expenses	32,089	30,331	3.5	3.2
Depreciation and amortization	16,934	15,077	1.8	1.6
Provision for losses on accounts receivable	9,908	9,595	1.1	1.0
Interest, net	8,839	9,853	1.0	1.1
Other (2)	1,838	303	0.2	—
Income before income taxes and discontinued operations	7,921	35,575	0.9	3.8
Income tax expense	3,089	14,512	0.3	1.5
Income from continuing operations	4,832	21,063	0.5	2.2
Loss from discontinued operations, net	(5,599)	(3,005)	(0.6)	(0.3)
Net (loss) income	$(767)	$18,058	(0.1)%	1.9%
Supplemental Financial Information (3):
EBITDA	$33,694	$60,505	3.7%	6.5%
Adjusted EBITDA	$33,694	$60,808	3.7%	6.5%
Adjusted EBITDAR	$106,593	$132,250	11.6%	14.1%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

(1) Operating administrative expenses are included in “other operating costs” above.

(2) Other expenses consist of transaction costs and restructuring costs.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following table provides a reconciliation of our net (loss) income, which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	(980)	9,946	$(767)	$18,058
Plus:
Loss from discontinued operations, net	3,953	1,499	5,599	3,005
Income tax expense	1,901	7,894	3,089	14,512
Interest expense, net	4,429	4,854	8,839	9,853
Depreciation and amortization	8,504	7,629	16,934	15,077
EBITDA	$17,807	$31,822	$33,694	$60,505
Plus:
Restructuring costs	—	167	—	303
Adjusted EBITDA	$17,807	$31,989	$33,694	$60,808
Plus:
Center rent expense	36,522	35,750	72,899	71,442
Adjusted EBITDAR	$54,329	$67,739	$106,593	$132,250

The following discussion of the “Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011” is based, in part, on the financial information presented in Note 7 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Total net revenues decreased $13.4 million, or 2.9%, to $457.1 million for the three months ended June 30, 2012 from $470.6 million for the three months ended June 30, 2011.  We reported net loss for the three months ended June 30, 2012 of $1.0 million and net income of $9.9 million for the three months ended June 30, 2011.

The decrease in net revenues for the 2012 period included $13.4 million of reduced revenues in our Inpatient Services segment and a $0.8 million decrease in nonaffiliated revenues from our Medical Staffing segment, which were partially offset by a $0.8 million increase in nonaffiliated revenues from our Rehabilitation Therapy Services segment.

Operating salaries and benefits decreased $4.0 million, or 1.5%, to $259.5 million (56.8% of net revenues) for the three months ended June 30, 2012 from $263.5 million (56.0% of net revenues) for the three months ended June 30, 2011.  The decrease resulted primarily from decreased wages and benefits in our housekeeping and laundry departments following the outsourcing of the majority of our housekeeping and laundry services.

Self-insurance for workers’ compensation and general and professional liability insurance expense decreased $1.4 million, or 9.3%, to $13.2 million (2.9% of net revenues) for the three months ended June 30, 2012 from $14.5 million (3.1% of net revenues) for the three months ended June 30, 2011, which was primarily due to decreased claims-related activity in our workers' compensation programs.

Other operating costs increased $1.7 million, or 1.6%, to $107.1 million (23.4% of net revenues) for the three months ended June 30, 2012 from $105.5 million (22.4% of net revenues) for the three months ended June 30, 2011.  The increase was primarily due to increased provider taxes, coupled with increases in purchased services for housekeeping and laundry services.

Center rent expense increased $0.8 million, or 2.2%, to $36.5 million (8.0% of net revenues) for the three months ended June 30, 2012 from $35.8 million (7.6% of net revenues) for the three months ended June 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

General and administrative expenses increased $1.1 million, or 7.3%, to $16.0 million (3.5% of net revenues) for the three

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

months ended June 30, 2012 from $15.0 million (3.2% of net revenues) for the three months ended June 30, 2011.  The increase was primarily due to increased compensation and benefits.

Depreciation and amortization increased $0.9 million, or 11.5%, to $8.5 million (1.9% of net revenues) for the three months ended June 30, 2012 from $7.6 million (1.6% of net revenues) for the three months ended June 30, 2011.  The increase was due to new property and equipment placed into service since June 30, 2011.

The provision for losses on accounts receivable increased $0.7 million, or 15.4%, to $5.1 million (1.1% of net revenues) for the three months ended June 30, 2012 from $4.4 million (0.9% of net revenues) for the three months ended June 30, 2011.  The increase resulted primarily from higher reserves recorded on older accounts receivable balances.

Net interest expense decreased $0.4 million, or 8.8%, to $4.4 million (1.0% of net revenues) for the three months ended June 30, 2012 from $4.9 million (1.0% of net revenues) for the three months ended June 30, 2011 due to lower aggregate indebtedness.

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended June 30, 2012 (dollars in thousands):

	2012		2011
Inpatient Services	$405,135	88.6%	$418,584	89.0%
Rehabilitation Therapy Services	62,001	13.6	63,204	13.4
Medical Staffing Services	23,523	5.1	22,697	4.8
Corporate	6	—	14	—
Intersegment Eliminations	(33,523)	(7.3)	(33,924)	(7.2)
Total net revenues	$457,142	100.0%	$470,575	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended June 30 (in thousands):

	2012	2011
Rehabilitation Therapy Services	$32,804	$33,225
Medical Staffing Services	719	699
Total intersegment revenue	$33,523	$33,924

The following table sets forth the amount of net segment income for the three months ended June 30 (in thousands):

	2012	2011
Inpatient Services	$22,974	$35,369
Rehabilitation Therapy Services	3,551	3,427
Medical Staffing Services	1,676	1,462
Net segment income before Corporate	28,201	40,258
Corporate	(21,489)	(20,752)
Net segment income	$6,712	$19,506

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs and discontinued operations.  Net segment income for the three months ended June 30, 2012 for (1) our Inpatient Services segment decreased $12.4 million, or 35.0%, to $23.0 million, (2) our Rehabilitation Therapy Services segment increased $0.1 million, or 3.6%, to $3.6 million and (3) our Medical Staffing Services segment increased $0.2 million, or 14.6%, to $1.7 million in comparison to the three months ended June 30, 2011, due to the factors discussed below for each segment.  We use net segment income among other things to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Total net revenues decreased $13.4 million, or 3.2%, to $405.1 million for the three months ended June 30, 2012 from $418.6 million for the three months ended June 30, 2011.  The decrease was primarily the result of:

-
a $21.8 million decrease in Medicare revenues as a result of a $13.0 million decrease from lower Medicare Part A rates primarily resulting from the CMS Final Rule parity rate adjustment and a $10.0 million decrease due to a lower customer base, offset in part by a $1.2 million increase in Medicare Part B revenues;

-	a $1.6 million decrease in private revenues consisting of a $2.3 million decrease due to a lower customer base partially offset by an increase of $0.7 million from higher rates; and

-	a $0.3 million decrease in other revenue including commercial and managed care, veterans' coverage and other various inpatient services;

Offset in part by:

-	a $9.2 million increase in Medicaid revenues due to a $4.7 million increase related to higher rates and a $4.5 million increase as a result of a higher customer base; and

-	a $1.0 million increase in hospice revenues due mostly to internal growth in customer base.

Operating salaries and benefits expenses decreased $3.4 million, or 1.8%, to $189.4 million for the three months ended June 30, 2012 from $192.8 million for the three months ended June 30, 2011.  The decrease was attributable to the following:

-	a decrease of $3.8 million due to the outsourcing of housekeeping and laundry services in many centers to a third party service provider; and

-	a $0.6 million decrease in overtime for all staff;

Offset in part by:

-	an increase of $1.0 million in staff compensation and benefits to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance expense decreased $1.3 million, or 9.8%, to $12.2 million for the three months ended June 30, 2012 as compared to $13.5 million for the three months ended June 30, 2011, which was primarily due to decreased claims-related activity in our workers' compensation programs.

Other operating costs increased $3.0 million, or 2.5%, to $123.8 million for the three months ended June 30, 2012 from $120.8 million for the three months ended June 30, 2011.  The increase was attributable to the following:

-
a $3.1 million increase in purchased services, driven by a $3.8 million increase related to outsourced housekeeping and laundry services which was partially offset by a $0.7 million decrease in other purchased services; and

-	a $2.7 million increase in taxes primarily due to increased provider tax rates from a number of states in which we operate;

Offset in part by:

-	a $1.2 million decrease in contract labor mostly driven by reduced expense related to our affiliated therapy services because of lower skilled customer base;

-	a $1.0 million decrease in supplies of which $0.2 million relates to housekeeping and laundry supplies now included in our outsourcing arrangement discussed above;

-	a net $0.2 million decrease in all other miscellaneous administrative expenses; and

-	a $0.4 million increase in rebates and refunds.

Operating administrative expenses decreased $1.4 million, or 13.9%, to $8.8 million for the three months ended June 30, 2012 compared to $10.3 million for the three months ended June 30, 2011, primarily due to lower salaries, benefits, contract labor, travel, utilities and office lease expense in accordance with our cost mitigation plans necessitated by the impact of the CMS Final Rule.

Center rent expense increased $0.8 million, or 2.1%, to $36.2 million for the three months ended June 30, 2012 from $35.5 million for the three months ended June 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

in accordance with our lease agreements.

Depreciation and amortization increased $0.8 million, or 12.0%, to $7.1 million for the three months ended June 30, 2012 from $6.4 million for the three months ended June 30, 2011.  The increase was due to new property and equipment placed into service since June 30, 2011.

The provision for losses on accounts receivable increased $0.6 million, or 14.6%, to $4.6 million for the three months ended June 30, 2012 from $4.0 million for the three months ended June 30, 2011.   The increase in provision was related to higher reserves recorded on older accounts receivable balances.

Rehabilitation Therapy Services

Total net revenues from the Rehabilitation Therapy Services segment decreased $1.2 million, or 1.9%, to $62.0 million for the three months ended June 30, 2012 from $63.2 million for the three months ended June 30, 2011. The revenue decrease was the result of:

-
a decrease of $1.5 million attributable to decreased billable minutes, due to the loss of 11 contracts, net of new contracts; loss of two hospital contracts and two large nonaffiliated chains in conjunction with a decrease in same store affiliated business;

Offset in part by:

-
revenue per minute was essentially flat increasing by $0.2 million due to significant growth in Part B revenue as well as nonaffiliated rate increases combined with an affiliated market basket rate increase; and

-	an increase of $0.1 million in other revenue, primarily related to increased contract management fees and other miscellaneous revenue.

Operating salaries and benefits expenses decreased $1.0 million, or 1.9%, to $52.5 million for the three months ended June 30, 2012 from $53.5 million for the three months ended June 30, 2011.  The decrease is a reflection of staffing adjustments made to accommodate the decrease in volume in conjunction with increased productivity and decreased health insurance costs.

Medical Staffing Services

Total net revenues from the Medical Staffing Services segment increased $0.8 million, or 3.64%, to $23.5 million for the three months ended June 30, 2012 from $22.7 million for the three months ended June 30, 2011.  The increase was primarily the result of:

-	an increase of $0.5 million due to an increase in therapy and pharmacy staffing hours; and

-	an increase of $0.4 million due to an increase in bill rates for nursing;

Offset in part by

-	a decrease of $.01 million due to lower fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses increased $0.5 million, or 2.8%, to $17.6 million for the three months ended June 30, 2012 as compared to $17.1 million for the three months ended June 30, 2011. The increase in operating salaries and benefits is due to increase in bill hours as well as wage rate increases to remain competitive in local markets.

Corporate

General and administrative expenses not directly attributed to segments increased $1.1 million, or 7.3%, to $16.0 million for the three months ended June 30, 2012 from $15.0 million for the three months ended June 30, 2011.  The increase was primarily due to increased benefits.

Interest expense not directly attributed to operating segments decreased $0.4 million, or 9.1%, to $4.4 million for the three months ended June 30, 2012 from $4.9 million for the three months ended June 30, 2011 due to lower aggregate indebtedness.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011” is based, in part, on the financial information presented in Note 7 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Total net revenues decreased $21.2 million or 2.3%, to $915.6 million for the six months ended June 30, 2012 from $936.9 million for the six months ended June 30, 2011.  We reported net loss for the six months ended June 30, 2012 of $0.8 million and net income of $18.1 million for the six months ended June 30, 2011.

The decrease in net revenues for the 2012 period included $21.5 million of reduced revenues in our Inpatient Services segment and a $0.3 million decrease in nonaffiliated revenues from our Rehabilitation Therapy Services, which were partially offset by a $0.6 million increase in nonaffiliated revenues from our Medical Staffing segment.

Operating salaries and benefits decreased $5.3 million, or 1.0%, to $520.6 million (56.9% of net revenues) for the six months ended June 30, 2012 from $525.9 million (56.1% of net revenues) for the six months ended June 30, 2011.  The decrease resulted primarily from decreased wages and benefits in our housekeeping and laundry departments following the outsourcing of the majority of our housekeeping and laundry services.

Self-insurance for workers’ compensation and general and professional liability insurance expense decreased $0.6 million, or 2.0%, to $28.5 million (3.1% of net revenues) for the six months ended June 30, 2012 from $29.1 million (3.1% of net revenues) for the six months ended June 30, 2011, which was primarily due to decreased claims-related activity in our workers' compensation programs.

Other operating costs increased $6.4 million, or 3.1%, to $216.1 million (23.6% of net revenues) for the six months ended June 30, 2012 from $209.7 million (22.4% of net revenues) for the six months ended June 30, 2011.  The increase was primarily due to increased provider taxes, coupled with increases in purchased services for housekeeping and laundry services.

Center rent expense increased $1.5 million, or 2.0%, to $72.9 million (8.0% of net revenues) for the six months ended June 30, 2012 from $71.4 million (7.6% of net revenues) for the six months ended June 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

General and administrative expenses increased $1.8 million, or 5.8%, to $32.1 million (3.5% of net revenues) for the six months ended June 30, 2012 from $30.3 million (3.2% of net revenues) for the six months ended June 30, 2011.  The increase was primarily due to increased benefits.

Depreciation and amortization increased $1.9 million, or 12.3%, to $16.9 million (1.8% of net revenues) for the six months ended June 30, 2012 from $15.1 million (1.6% of net revenues) for the six months ended June 30, 2011.  The increase was due to new property and equipment placed into service since June 30, 2011.

The provision for losses on accounts receivable increased $0.3 million, or 3.3%, to $9.9 million (1.1% of net revenues) for the six months ended June 30, 2012 from $9.6 million (1.0% of net revenues) for the six months ended June 30, 2011.  The increase resulted primarily from higher reserves recorded on older accounts receivable balances.

Net interest expense decreased $1.0 million, or 10.3%, to $8.8 million (1.0% of net revenues) for the six months ended June 30, 2012 from $9.9 million (1.1% of net revenues) for the six months ended June 30, 2011 due to lower aggregate indebtedness.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the six months ended June 30 (dollars in thousands):

	2012		2011
Inpatient Services	$810,923	88.6%	$832,471	88.9%
Rehabilitation Therapy Services	126,093	13.8	125,997	13.4
Medical Staffing Services	46,423	5.1	45,635	4.9
Corporate	13	—	21	—
Intersegment Eliminations	(67,817)	(7.5)	(67,241)	(7.2)
Total net revenues	$915,635	100.0%	$936,883	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the six months ended June 30 (in thousands):

	2012	2011
Rehabilitation Therapy Services	$66,267	$65,920
Medical Staffing Services	1,550	1,321
Total intersegment revenue	$67,817	$67,241

The following table sets forth the amount of net segment income for the six months ended June 30 (in thousands):

	2012	2011
Inpatient Services	$42,323	$68,844
Rehabilitation Therapy Services	7,313	6,199
Medical Staffing Services	3,108	2,861
Net segment income before Corporate	52,744	77,904
Corporate	(42,985)	(42,026)
Net segment income	$9,759	$35,878

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs and discontinued operations.  Net segment income for the six months ended June 30, 2012 for (1) our Inpatient Services segment decreased $26.5 million, or 38.5%, to $42.3 million, (2) our Rehabilitation Therapy Services segment increased $1.1 million, or 18.0%, to $7.3 million and (3) our Medical Staffing Services segment increased $0.2 million in comparison to the six months ended June 30, 2011, due to the factors discussed below for each segment.  We use net segment income among other things to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Total net revenues decreased $21.5 million, or 2.6%, to $810.9 million for the six months ended June 30, 2012 from $832.5 million for the six months ended June 30, 2011.  The decrease was primarily the result of:

-
a decrease of $37.9 million in Medicare revenues as a result of a $26.6 million decrease from lower Medicare Part A rates primarily resulting from the CMS Final Rule parity rate adjustment, a $13.9 million decrease due to a lower Medicare customer base, offset by a $2.6 million increase in Medicare Part B revenues;

-	a $4.5 million decrease in private revenues due to lower customer base amounting to $3.5 million and a $1.0 million decrease related to rates; and

Offset in part by:

-	an $18.0 million increase in Medicaid revenues consisting of $9.9 million increase from higher rates and an $8.1 million increase from a higher customer base;

-	a $2.0 million increase in Hospice revenues due mostly to internal growth in customer base;

-	a $0.7 million increase in other revenues from veteran's coverage and other various inpatient services; and

-	a $0.2 million increase in managed care and commercial insurance revenues driven by improved rates and customer base.

Operating salaries and benefits expenses decreased $4.6 million, or 1.2%, to $379.1 million for the six months ended June 30, 2012 from $383.8 million for the six months ended June 30, 2011.  The decrease was attributable to the following:

-	a decrease of $7.9 million due to the outsourcing of housekeeping and laundry services in many centers to a third party service provider, and

-	a $1.6 million decrease in overtime for all staff;

Offset in part by:

-	an increase of $4.9 million in staff compensation and benefits to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance expense decreased $0.5 million, or 2.0%, to $26.4 million for the six months ended June 30, 2012 as compared to $27.0 million for the six months ended June 30, 2011, which was primarily due to decreased claims-related activity in our workers' compensation programs.

Other operating costs increased $9.2 million, or 3.8%, to $249.5 million for the six months ended June 30, 2012 from $240.3 million for the six months ended June 30, 2011.  The increase was attributable to the following:

-
a $6.7 million increase in purchased services, driven by a $7.9 million increase related to outsourced housekeeping and laundry services which was partially offset by a $1.2 million decrease in other purchased services; and

-	a $5.7 million increase in taxes primarily due to increased provider tax rates from a number of states in which we operate;

Offset in part by:

-	a $1.5 million decrease in supplies of which $0.3 million relates to housekeeping and laundry supplies now included in our outsourcing arrangement discussed above;

-	a $0.9 million decrease in contract labor mostly driven by reduced expense related to our affiliated therapy services because of lower skilled customer base and lower nursing contract labor;

-	a net $0.5 million decrease in all other miscellaneous administrative expenses; and

-	a $0.3 million increase in rebates and refunds.

Operating administrative expenses decreased $2.2 million, or 10.7%, to $18.1 million for the six months ended June 30, 2012 compared to $20.3 million for the six months ended June 30, 2011, primarily due to lower salaries, benefits and contract labor expense in accordance with our cost mitigation plans necessitated by the impact of the CMS Final Rule.

Center rent expense increased $1.4 million, or 2.0%, to $72.3 million for the six months ended June 30, 2012 from $70.8

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

million for the six months ended June 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

Depreciation and amortization increased $1.6 million, or 12.6%, to $14.1 million for the six months ended June 30, 2012 from $12.6 million for the six months ended June 30, 2011.  The increase was due to new property and equipment placed into service since June 30, 2011.

The provision for losses on accounts receivable was consistent between periods coming in at $9.0 million for the six months ended June 30, 2012 and 2011.

Rehabilitation Therapy Services

Total net revenues from the Rehabilitation Therapy Services segment increased $0.1 million, or 0.1%, to $126.1 million for the six months ended June 30, 2012 from $126.0 million for the six months ended June 30, 2011. The revenue increase was the result of:

-
an increase of $0.8 million attributable to increased revenue per minute due to significant growth in Part B revenue as well as nonaffiliated rate increases combined with an affiliated market basket rate increase.

Offset in part by:

-	a decrease of $0.7 million attributable to decreased billable minutes due to the loss of 11 contracts, net of new contracts; loss of two large nonaffiliated chains and four hospital contracts.

Operating salaries and benefits expenses decreased $1.3 million, or 1.2%, to $106.4 million for the six months ended June 30, 2012 from $107.6 million for the six months ended June 30, 2011.  The decrease was driven by the aforementioned decline in service volume coupled with decreases in paid mileage, health insurance, help wanted, and travel.

Medical Staffing Services

Total net revenues from the Medical Staffing Services segment increased $0.8 million, or 1.7%, to $46.4 million for the six months ended June 30, 2012 from $45.6 million for the six months ended June 30, 2011.  The increase was primarily the result of:

-	an increase of $0.8 million due to an increase in therapy and pharmacy staffing hours; and

-	an increase of $0.3 million due to an increase in bill rates for nurse staffing;

Offset in part by:

-	a decrease of $0.3 million due to lower fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses increased $0.6 million, or 1.6%, to $35.1 million for the six months ended June 30, 2012 as compared to $34.6 million for the six months ended June 30, 2011. The increase in operating salaries and benefits is due to the increase in staffing hours referenced above.

Corporate

General and administrative expenses not directly attributed to segments increased $1.8 million, or 5.8%, to $32.1 million for the six months ended June 30, 2012 from $30.3 million for the six months ended June 30, 2011.  The increase was primarily due to increased compensation and benefits.

Interest expense not directly attributed to operating segments decreased $1.0 million, or 10.3%, to $8.9 million for the six months ended June 30, 2012 from $9.9 million for the six months ended June 30, 2011 due to lower aggregate indebtedness.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

For the three months ended and as of June 30, 2012, our net loss was $1.0 million and our working capital was $150.7 million. As of June 30, 2012, we had cash and cash equivalents of $43.6 million, $60.0 million available on our revolving credit facility and $89.2 million in borrowings. As of June 30, 2012, we were in compliance with the covenants contained in the credit agreement governing our revolving credit facility and our term loan indebtedness as described under "Loan Agreements" below.

Based on current levels of operations, we believe that our operating cash flows, existing cash reserves and availability for borrowing under our revolving credit facility will provide sufficient funds for our operations, capital expenditures (both discretionary and nondiscretionary) as discussed in our 2011 Form 10-K under “Capital Expenditures”, scheduled debt service payments and our other commitments (as described in the table under “Obligations and Commitments” of our 2011 Form 10-K) at least through the next twelve months. We believe our long-term liquidity needs will be satisfied by these same sources, as well as borrowings as required to refinance indebtedness. Although our credit agreement, which is described under “Loan Agreements” below, contains restrictions on our ability to incur indebtedness, we currently believe that we will be able to refinance existing indebtedness or incur additional indebtedness, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or equity securities, on terms that are acceptable to us or at all.

Since April 2007, we have relied on our cash flows to provide for operational needs and capital expenditures, and have not relied on revolving credit borrowings. However, there can be no assurance that our operations will continue to provide sufficient cash flow or that refinancing sources will be available in the future, particularly given current economic conditions. We anticipate that we will be able to utilize our revolving credit facility if needed, as we expect to remain in compliance with the covenants contained in our credit agreement for at least the next twelve months. In December 2011, we voluntarily paid down $50 million of term loans in conjunction with amending our credit agreement.  The amendment increased our interest rate by 1.25% in return for greater flexibility to our financial covenants. As a result of the expected negative impact of the CMS Final Rule on our business, we implemented a broad-based mitigation initiative, which includes infrastructure cost reductions without affecting the quality of our patient care. These reductions in infrastructure costs were, and continue to be, necessary to mitigate the impact on our business and remain in compliance with financial covenants under our credit agreement.   While we do not anticipate that any of our lenders will be unable to lend under our revolving credit facility if we determine to borrow funds, no assurance can be given that one or more of our lenders will be able to fulfill their commitments.  We do not depend on cash flows from discontinued operations or sales of assets to provide for future liquidity.

Cash Flows

During the three months ended June 30, 2012, net cash provided by operating activities was $7.0 million as compared to $15.4 million during the three months ended June 30, 2011. The decrease of $8.4 million was primarily due to a $5.9 million payment delay in June by Massachusetts Medicaid, which we subsequently collected in July 2012. The period-over-period decrease in net income of $10.9 million in addition to a decrease of $6.4 million in non-cash adjustments to net income were significantly offset by a decrease in working capital needs driven principally by timing differences on scheduled payroll cycles. For additional information, please see “Results of Operations” above.

During the six months ended June 30, 2012, net cash provided by operating activities was $4.4 million as compared to $31.4 million during the six months ended June 30, 2011.  The decrease of $27.0 million was primarily due to a period-over-period decrease in net income of $18.8 million.  Additionally, there was a $7.6 million decrease in non-cash adjustments to net income and the $5.9 million payment delay by Massachusetts Medicaid discussed above, partially offset by a $5.3 million decrease in other working capital needs.  For additional information, please see “Results of Operations” above.

Net cash used for investing activities of $7.9 million for the three months ended June 30, 2012 and $18.1 million for the six months ended June 30, 2012 were primarily for capital expenditures.

Net cash used for financing activities was $0.3 million for the three months ended June 30, 2012 and $0.6 million for the six months ended June 30, 2012, which were attributable to repayments of long-term debt and capital lease obligations.

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $7.9 million and $17.8 million for the three months and six months ended June 30, 2012, respectively.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Loan Agreements

In October 2010, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Agreement provides for $150.0 million in term loans ($87.3 million was outstanding at June 30, 2012), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans ($72.6 million was utilized at June 30, 2012). The revolving credit facility was undrawn on June 30, 2012. The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

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

In December 2011, we amended the Credit Agreement and the associated $50.0 million voluntary repayment effectively satisfied any required quarterly principal payments until the facility's maturity in 2016. Accrued interest is payable at the end of an interest period, but no less frequently than every three months. Upon amendment, borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus 0.5%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  As of June 30, 2012, the applicable percentage for term loans and revolving loans was 6.00% for alternative base rate loans and 7.00% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year's excess cash flows, if any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, we are required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

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

								Fair Value	Fair Value
	Expected Maturity Dates - the Twelve Months Ending June 30,							June 30,	December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012 (1)	2011 (1)
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$967	$914	$—	$—	$—	$—	$1,881	$1,916	$2,450
Rate	8.6%	8.6%	—	—	—	—
Variable rate debt	$—	$—	$—	$—	$87,328	$—	$87,328	$86,891	$72,096
Rate	—	—	—	—	8.75%	—

Interest rate hedges:								$2,299	$2,049
Cap	$82,500	$—	$—	$—	$—	$—
Maximum rate	1.75%	—	—	—	—	—
Variable to fixed	$—	$—	$82,500	$—	$—	$—
Average pay rate	—	—	3.185%	—	—	—
Average receive rate	—	—	1.75%	—	—	—

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, William A. Mathies, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of our risk factors from those set forth in our 2011 Form 10-K.

Failure to consummate or delay in consummating the Merger with Genesis announced on June 20, 2012 for any reason could materially and adversely affect our operations and our stock price.

If the Merger with Genesis is not consummated for any reason, including the failure of our stockholders to adopt the Merger Agreement or the failure to receive the required regulatory approvals, or if there is a delay in the consummation of the Merger, we will be subject to a number of material risks, including:

•
under certain circumstances as set forth in the Merger Agreement, we could be required to pay to Genesis a termination fee equal to $6,900,000 and up to $1,000,000 of reasonable, out of pocket expenses incurred by Genesis in connection with the Merger Agreement;

•	the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be consummated;

•	the possibility exists that certain key employees may terminate their employment with us as a result of the proposed Merger with Genesis even if the proposed Merger is not ultimately consummated;

•
the possibility exists that certain residents, patients or payors may decide to terminate or reduce their relationships with us as a result of the proposed Merger with Genesis even if the Merger is not consummated; and

•
the diversion of management's attention away from our day-to-day business, limitations on the conduct of our business prior to completing the Merger and other restrictive covenants contained in the Merger Agreement that may impact the manner in which our management is able to conduct our business during the period prior to the consummation of the Merger and the unavoidable disruption to our employees and our business relationships during the period prior to the consummation of the Merger, may make it difficult for us to regain our financial and market position if the Merger does not occur.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the Merger.

Legal proceedings in connection with the Merger could delay or prevent the completion of the Merger.

Five purported class action lawsuits have been filed by stockholders challenging the proposed Merger and seeking, among other things, to enjoin the consummation of the Merger. One of the conditions to the closing of the Merger is that no governmental entity has enjoined the consummation of the Merger. If a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then the injunction may delay the Merger or prevent the Merger from being completed.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger dated June 20, 2012, by and among Sun Healthcare Group, Inc., Genesis HealthCare LLC and Jam Acquisition LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on June 20, 2012) (the Exhibits and Disclosure Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request)

10.1	Sun Healthcare Group, Inc. 2012 Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 8, 2012)

10.2	Summary of Amendments to Sun Healthcare Group, Inc. 2011 Executive Retention Bonus Plan

10.3	Form of Change in Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 20, 2012)

10.4	Amendment to Amended and Restated Employment Agreement by and between Sun Healthcare Group, Inc. and L. Bryan Shaul dated as of June 20, 2012

31.1	Section 302 Sarbanes-Oxley Certification by Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification by Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification by Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN HEALTHCARE GROUP, INC.

By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 1, 2012