Form 10-Q
period 2012-09-30
SUN HEALTHCARE GROUP INC
filed 2012-10-30
CIK 904978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, there were 25,538,944 shares of the Registrant’s $.01 par value Common Stock outstanding.

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
_______________________

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
(in thousands)

	September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$63,801	$57,908
Restricted cash	14,252	15,706
Accounts receivable, net of allowance for doubtful accounts of $59,728
and $67,640 at September 30, 2012 and December 31, 2011, respectively	199,787	202,229
Prepaid expenses and other assets	27,323	29,075
Assets held for sale	4,946	—
Deferred tax assets	61,629	63,170

Total current assets	371,738	368,088

Property and equipment, net	143,288	148,298
Intangible assets, net	33,358	35,294
Goodwill	34,905	34,496
Restricted cash, non-current	354	353
Deferred tax assets	125,409	123,974
Other assets	40,792	45,163
Total assets	$749,844	$755,666

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	September 30, 2012	December 31, 2011
Current liabilities:
Accounts payable	$47,427	$55,888
Accrued compensation and benefits	58,212	61,101
Accrued self-insurance obligations, current portion	58,273	57,810
Other accrued liabilities	47,602	43,139
Current portion of long-term debt and capital lease obligations	944	1,017
Total current liabilities	212,458	218,955

Accrued self-insurance obligations, net of current portion	158,224	157,267
Long-term debt and capital lease obligations, net of current portion	87,989	88,768
Unfavorable lease obligations, net	5,268	7,110
Other long-term liabilities	55,500	58,110
Total liabilities	519,439	530,210

Commitments and contingencies

Stockholders' equity:
Preferred stock of $.01 par value, authorized 3,333 shares,
zero shares issued and outstanding as of September 30, 2012
and December 31, 2011	—	—
Common stock of $.01 par value, authorized 41,667 shares,
25,538 and 25,146 shares issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively	255	251
Additional paid-in capital	731,473	726,861
Accumulated deficit	(499,907)	(500,427)
Accumulated other comprehensive loss, net	(1,416)	(1,229)
Total stockholders' equity	230,405	225,456
Total liabilities and stockholders' equity	$749,844	$755,666

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Total net revenues	$460,470	$468,676
Costs and expenses:
Operating salaries and benefits	259,379	263,932
Self-insurance for workers’ compensation and general and
professional liability insurance	15,237	14,545
Operating administrative expenses	10,635	12,962
Other operating costs	97,619	93,705
Center rent expense	36,647	35,952
General and administrative expenses	14,447	14,825
Depreciation and amortization	8,654	8,163
Provision for losses on accounts receivable	5,250	4,604
Interest, net of interest income of $94 and $103, respectively	4,458	4,834
Transaction costs	1,034	—
Loss on sale of assets, net	189	809
Restructuring costs	—	2,426
Loss on asset impairment	—	317,091
Total costs and expenses	453,549	773,848

Income (loss) before income taxes and discontinued operations	6,921	(305,172)
Income tax expense	2,932	2,203
Income (loss) from continuing operations	3,989	(307,375)

Loss from discontinued operations, net	(2,702)	(2,031)

Net income (loss)	$1,287	$(309,406)

Other comprehensive loss, net of tax:
Loss from cash flow hedge, net of related tax benefit of $24 and $357, respectively	(36)	(535)
Other comprehensive loss, net of tax	(36)	(535)

Comprehensive income (loss)	$1,251	$(309,941)

Basic earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.15	$(11.73)
Loss from discontinued operations, net	(0.10)	(0.08)
Net income (loss)	$0.05	$(11.81)

Diluted earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.15	$(11.73)
Loss from discontinued operations, net	(0.10)	(0.08)
Net income (loss)	$0.05	$(11.81)

Weighted average number of common and common
equivalent shares outstanding:
Basic	27,082	26,203
Diluted	27,082	26,203

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands, except per share data)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Total net revenues	$1,376,105	$1,405,558
Costs and expenses:
Operating salaries and benefits	779,976	789,874
Self-insurance for workers’ compensation and general and
professional liability insurance	43,744	43,643
Operating administrative expenses	34,744	39,333
Other operating costs	289,614	276,999
Center rent expense	109,546	107,394
General and administrative expenses	46,537	45,156
Depreciation and amortization	25,588	23,241
Provision for losses on accounts receivable	15,157	14,198
Interest, net of interest income of $229 and $243, respectively	13,297	14,688
Transaction costs	2,871	—
Loss on sale of assets, net	189	809
Restructuring costs	—	2,728
Loss on asset impairment	—	317,091
Total costs and expenses	1,361,263	1,675,154

Income (loss) before income taxes and discontinued operations	14,842	(269,596)
Income tax expense	6,021	16,715
Income (loss) from continuing operations	8,821	(286,311)

Loss from discontinued operations, net	(8,301)	(5,036)

Net income (loss)	$520	$(291,347)

Other comprehensive loss, net of tax:
Loss from cash flow hedge, net of related tax benefit expense of $124 and $769, respectively	(263)	(1,153)
Other comprehensive loss, net of tax	(263)	(1,153)

Comprehensive income (loss)	$257	$(292,500)

Basic earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.33	$(11.00)
Loss from discontinued operations, net	(0.31)	(0.19)
Net income (loss)	$0.02	$(11.19)

Diluted earnings per common and common equivalent share:
Income (loss) from continuing operations	$0.33	$(11.00)
Loss from discontinued operations, net	(0.31)	(0.19)
Net income (loss)	$0.02	$(11.19)

Weighted average number of common and common
equivalent shares outstanding:
Basic	26,732	26,038
Diluted	26,732	26,038

See accompanying notes.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$1,287	$(309,406)	$520	$(291,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, including discontinued operations:
Depreciation and amortization	8,654	8,335	25,740	23,879
Amortization of favorable and unfavorable lease intangibles	(507)	(492)	(1,527)	(1,466)
Provision for losses on accounts receivable	5,403	4,975	15,866	15,479
Loss on sale of assets, including discontinued operations, net	188	1,925	257	1,925
Loss on asset impairment	—	317,091	—	317,091
Stock-based compensation expense	1,233	2,359	5,041	5,160
Deferred taxes	386	(105)	229	9,871
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,641	23	(13,568)	(12,555)
Restricted cash	78	52	1,453	(1,876)
Prepaid expenses and other assets	1,800	(1,600)	4,125	(1,410)
Accounts payable	2,756	1,595	(7,358)	(1,906)
Accrued compensation and benefits	(5,666)	(11,717)	(2,889)	(12,298)
Accrued self-insurance obligations	3,821	3,618	1,420	(294)
Other accrued liabilities	(36)	2,104	4,386	1,158
Other long-term liabilities	(667)	(880)	(2,920)	(2,098)
Net cash provided by operating activities	26,371	17,877	30,775	49,313

Cash flows from investing activities:
Capital expenditures	(6,722)	(14,190)	(24,551)	(32,346)
Proceeds from sale of assets	781	1,809	781	1,809
Acquisitions, net of cash acquired	—	—	(260)	(356)
Net cash used for investing activities	(5,941)	(12,381)	(24,030)	(30,893)

Cash flows from financing activities:
Principal repayments of long-term and capital lease obligations	(277)	(2,806)	(852)	(8,404)
Net cash used for financing activities	(277)	(2,806)	(852)	(8,404)

Net increase in cash and cash equivalents	20,153	2,690	5,893	10,016
Cash and cash equivalents at beginning of period	43,648	88,489	57,908	81,163
Cash and cash equivalents at end of period	$63,801	$91,179	$63,801	$91,179

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

Business

Our subsidiaries provide long-term, post-acute and related specialty healthcare in the United States.  We operate through three principal business segments: (i) inpatient services, (ii) rehabilitation therapy services, and (iii) medical staffing services.  Inpatient services represent the most significant portion of our business.  Our continuing operations include 190 healthcare centers in 23 states as of September 30, 2012.

Pending Merger with Genesis HealthCare LLC

On June 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesis HealthCare LLC, a Delaware limited liability company (“Genesis”), and Jam Acquisition LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Genesis (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and an indirect wholly-owned subsidiary of Genesis (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, other than treasury shares, shares held by us (other than shares held in a fiduciary capacity that are beneficially owned by third parties), Genesis, Merger Sub or any wholly-owned subsidiary of Genesis or us and shares held by stockholders who perfect their appraisal rights under Delaware law, will be converted into the right to receive $8.50 in cash, without interest (the “Merger Consideration”). At the effective time of the Merger, outstanding equity awards with respect to shares of our common stock (whether vested or unvested) will be canceled and converted into the right to receive a cash amount equal to the difference between the Merger Consideration and the exercise price, if any, of such awards. We anticipate that the total amount of funds necessary to pay the aggregate Merger Consideration will be approximately $230 million, not including refinancing of our existing indebtedness or payment of related transaction fees and expenses.

In connection with the proposed Merger, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on August 8, 2012. Our stockholders approved the proposed Merger at a special stockholders meeting on September 5, 2012.  The transaction is expected to close in December 2012 subject to the satisfaction of customary closing conditions, including, among other things, (i) the receipt of remaining regulatory approvals, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) subject to certain materiality exceptions, the accuracy of our representations and warranties in the Merger Agreement, (iv) the performance in all material respects of our covenants in the Merger Agreement, (v) the absence of any material adverse effect on us between June 20, 2012 and consummation of the Merger and (vi) compliance by us with our obligations under certain third party contracts.

Transaction Costs

During the three and nine months ended September 30, 2012, we incurred $1.0 million and $2.9 million, respectively, of transaction costs in connection with the pending merger with Genesis. These costs consist primarily of legal fees and financial advisory fees.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with our customary accounting practices and accounting principles generally accepted in the United States (“GAAP”) for interim financial statements.  In our opinion, the accompanying interim consolidated financial statements are a fair statement of our financial position at September 30, 2012, and our consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2012 and 2011.  These statements are unaudited, and certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

regulations of the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items.  Readers of these statements should refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued an Accounting Standards Update in June 2011 regarding the presentation of comprehensive income within financial statements.  GAAP now requires that comprehensive income and its components of net income and other comprehensive income be presented in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements.  This new guidance is now effective for us and our accompanying consolidated financial statements have been presented with one single continuous statement of comprehensive income.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2012 financial statement presentation.  We have reclassified the results of operations of nine skilled nursing centers of our Inpatient Services segment (see Note 4 – “Discontinued Operations”) for all periods presented to discontinued operations within the consolidated statements of comprehensive income, in accordance with GAAP.

(2)  Long-Term Debt, Capital Lease Obligations and Hedging Arrangements

Long-term debt and capital lease obligations consisted of the following as of the periods indicated (in thousands):

	September 30, 2012	December 31, 2011
Revolving loans	$—	$—
Mortgage note payable due monthly through 2014,
interest at a rate of 8.5%, collateralized by real property
with carrying values totaling $0.7 million	1,498	2,076
Term loans	87,298	87,389
Capital leases	137	320
Total long-term obligations	88,933	89,785
Less amounts due within one year	(944)	(1,017)
Long-term obligations, net of current portion	$87,989	$88,768

The scheduled or expected maturities of long-term obligations as of September 30, 2012, were as follows (in thousands):

For the twelve months ending September 30:
2013	$944
2014	691
2015	—
2016	—
2017	87,298
$88,933

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

The fair values of our hedging agreements as presented in the consolidated balance sheets are as follows (in thousands):

Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	Other Long-Term		Other Long-Term
Interest rate hedging agreements	Liabilities	$2,359	Liabilities	$2,049

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the three months ended September 30 is as follows (in thousands):

	Amount of Loss in Other Comprehensive Loss		Gain Reclassified from Accumulated Other Comprehensive Loss to Income (ineffective portion)
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Interest rate hedging agreements	$36	$535	$—	$—

The effect of the interest rate swap agreements on our consolidated comprehensive income, net of related taxes, for the nine months ended September 30 is as follows (in thousands):

	Amount of Loss in Other Comprehensive Loss		Gain Reclassified from Accumulated Other Comprehensive Income to Income (ineffective portion)
	2012	2011	2012	2011
Derivatives designated as cash flow hedges:
Interest rate hedging agreements	$263	$1,153	$—	$—

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(3)  Fair Value of Financial Instruments

The estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$63,801	$63,801	$57,908	$57,908
Restricted cash	$14,606	$14,606	$16,059	$16,059
Long-term debt and capital lease obligations,
including current portion	$88,933	$88,975	$89,785	$74,545
Interest rate hedging agreements	$2,359	$2,359	$2,049	$2,049

The cash and cash equivalents and restricted cash carrying amounts approximate fair value because of the short maturity of these instruments. At September 30, 2012 and December 31, 2011, the fair value of our long-term debt, including current maturities, and our interest rate hedging agreements was based on estimates using present value techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.

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

We endeavor to utilize the best available information in measuring fair value.  The following tables summarize the valuation of our financial instruments by the above pricing levels as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate hedging agreements – liability	$2,359	$—	$2,359

	December 31, 2011
	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate hedging agreements - liability	$2,049	$—	$2,049

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(4) Discontinued Operations

The results of operations of assets to be disposed of, disposed assets and the losses related to these divestitures have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of comprehensive income as their operations and cash flows have been (or will be) eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after their disposal.

During the nine months ended September 30, 2012, we developed plans to dispose of eight skilled nursing centers and one assisted living center, which are classified as discontinued operations. The disposal plans for these centers involves the sale of the centers to unaffiliated third-party operators. All of these centers are located in either the Oklahoma or the Rhode Island markets. All of the centers described above were formerly part of our Inpatient Services segment, and their historical results have been reclassified to discontinued operations for all periods presented in accordance with GAAP.  As of September 30, 2012, the $4.9 million in assets held for sale for these centers consisted of (i) a net carrying amount of $3.2 million of property and equipment, (ii) $1.2 million of other non-current assets and (iii) $0.5 million of prepaid expenses and other assets.

A summary of the discontinued operations for the periods presented is as follows (in thousands):

	For the Three Months Ended
	September 30, 2012			September 30, 2011
	Inpatient Services	Other	Total	Inpatient Services	Other	Total
Net operating revenues	$12,330	$—	$12,330	$17,998	$—	$17,998

Loss from discontinued operations, net (1)	$(2,690)	$(12)	$(2,702)	$(2,020)	$(11)	$(2,031)

(1) Net of related tax benefit of $1,727 and $1,313, respectively

	For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Inpatient Services	Other	Total	Inpatient Services	Other	Total
Net operating revenues	$42,631	$—	$42,631	$57,676	$—	$57,676

Loss from discontinued operations, net (1)	$(8,283)	$(18)	$(8,301)	$(5,007)	$(29)	$(5,036)

(1) Net of related tax benefit of $4,378 and $3,276, respectively

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Activity in our professional liability and workers’ compensation self-insurance reserves as of and for the periods ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
	Professional Liability	Workers’ Compensation	Total	Professional Liability	Workers’ Compensation	Total
Gross balance, beginning of period	$118,506	$87,942	$206,448	$120,856	$87,241	$208,097
Less: anticipated insurance recoveries	(2,388)	(22,268)	(24,656)	(2,390)	(21,930)	(24,320)
Net balance, beginning of period	$116,118	$65,674	$181,792	$118,466	$65,311	$183,777

Current year provision, continuing operations	8,135	7,102	15,237	23,770	19,974	43,744
Current year provision, discontinued operations	467	326	793	1,501	1,177	2,678
Claims paid, continuing operations	(4,819)	(3,775)	(8,594)	(17,933)	(12,678)	(30,611)
Claims paid, discontinued operations	(1,664)	(613)	(2,277)	(5,847)	(1,598)	(7,445)
Amounts paid for administrative services and other	(649)	(1,674)	(2,323)	(2,369)	(5,146)	(7,515)

Net balance, end of period	$117,588	$67,040	$184,628	$117,588	$67,040	$184,628
Plus: anticipated insurance recoveries	2,388	22,268	24,656	2,388	22,268	24,656
Gross balance, end of period	$119,976	$89,308	$209,284	$119,976	$89,308	$209,284

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Professional Liability	Workers’ Compensation	Total	Professional Liability	Workers’ Compensation	Total
Gross balance, beginning of period	$109,315	$96,186	$205,501	$113,971	$96,585	$210,556
Less: anticipated insurance recoveries	(2,273)	(26,150)	(28,423)	(2,100)	(28,100)	(30,200)
Net balance, beginning of period	$107,042	$70,036	$177,078	$111,871	$68,485	$180,356

Current year provision, continuing operations	7,664	6,881	14,545	23,012	20,631	43,643
Current year provision, discontinued operations	482	388	870	1,431	1,180	2,611
Claims paid, continuing operations	(6,382)	(3,709)	(10,091)	(24,174)	(12,425)	(36,599)
Claims paid, discontinued operations	(604)	(515)	(1,119)	(2,330)	(1,378)	(3,708)
Amounts paid for administrative services and other	(788)	(1,718)	(2,506)	(2,396)	(5,130)	(7,526)

Net balance, end of period	$107,414	$71,363	$178,777	$107,414	$71,363	$178,777
Plus: anticipated insurance recoveries	2,273	26,150	28,423	2,273	26,150	28,423
Gross balance, end of period	$109,687	$97,513	$207,200	$109,687	$97,513	$207,200

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the assets and liabilities related to insurance risks at September 30, 2012 and December 31, 2011 is as indicated below (in thousands):

	September 30, 2012				December 31, 2011
	Professional Liability	Workers’ Compensation	Total	| |	Professional Liability	Workers’ Compensation	Total
Assets:				|
Restricted cash (1)				|
Current	$5,725	$8,330	$14,055	|	$6,254	$9,332	$15,586
Non-current	—	—	—	|	—	—	—
	$5,725	$8,330	$14,055	|	$6,254	$9,332	$15,586
				|
Anticipated insurance recoveries (2)				|
Current	$483	$2,820	$3,303	|	$524	$2,730	$3,254
Non-current	1,905	19,448	21,353	|	1,866	19,200	21,066
	$2,388	$22,268	$24,656	|	$2,390	$21,930	$24,320
Total Assets	$8,113	$30,598	$38,711	|	$8,644	$31,262	$39,906

Liabilities:				|
Self-insurance liabilities (3)(4)				|
Current	$29,442	$21,618	$51,060	|	$28,758	$22,074	$50,832
Non-current	90,534	67,690	158,224	|	92,099	65,168	157,267
Total Liabilities	$119,976	$89,308	$209,284	|	$120,857	$87,242	$208,099

(1)
Total restricted cash includes cash collateral deposits posted and other cash deposits held by third parties.  Total restricted cash above excludes $551 and $473 at September 30, 2012 and December 31, 2011, respectively, held for bank collateral, various mortgages, bond payments and capital expenditures on HUD-insured buildings.

(2)	Anticipated insurance recovery assets are presented as Other Assets (both current and long-term) in our September 30, 2012 and December 31, 2011 consolidated balance sheets.

(3)	Total self-insurance liabilities above exclude $7,213 and $6,978 at September 30, 2012 and December 31, 2011, respectively, related to our employee health insurance liabilities.

(4)
Total self-insurance liabilities for workers’ compensation claims are collateralized, in addition to the restricted cash, by letters of credit of $57,438 as of September 30, 2012 and $55,335 as of December 31, 2011.

(b)  Litigation

Between June 27, 2012 and July 16, 2012, we, the members of our Board of Directors, Genesis and Merger Sub were named as defendants in connection with the transactions contemplated by the Merger Agreement in four separate purported class action lawsuits that were filed in the Superior Court of the State of California, County of Orange and in a purported class action lawsuit filed in the Court of Chancery of the State of Delaware. The Delaware lawsuit was subsequently dismissed without prejudice and the Delaware plaintiff then filed a complaint in the Superior Court of the State of California, County of Orange on July 31, 2012. On August 3, 2012, the parties to the initial four California lawsuits executed a stipulation to consolidate the first four California actions, including any subsequently filed actions with similar allegations relating to the transaction (including the action filed on July 31, 2012). The amended complaint filed in the purported consolidated action alleges, among other things, that our directors breached their fiduciary duties to our stockholders in entering into the Merger Agreement pursuant to an unfair process, and that we, Genesis and Merger Sub aided and abetted the alleged breaches of fiduciary duties. In addition, the complaint filed on July 31, 2012 alleges that the preliminary proxy statement filed by Sun on July 12, 2012 omitted or misrepresented material information. The lawsuits sought, among other things, to enjoin consummation of the Merger.

In order to minimize the expense of defending the lawsuits, to avoid the risk of delaying or adversely affecting the Merger and the related transactions and to provide additional information to our stockholders at a time and in a manner that would not cause any delay of the special meeting or the Merger, on August 29, 2012, we entered into a memorandum of understanding with

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

the plaintiffs regarding the terms of a proposed settlement of the lawsuits, which would include the dismissal with prejudice of all claims against all of the defendants. Pursuant to the memorandum of understanding, Sun agreed to provide certain additional disclosures, which were included in a proxy supplement filed with the SEC on August 29, 2012. The proposed settlement is subject to customary conditions, including the execution of an appropriate stipulation of settlement and court approval following notice to Sun's stockholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding. The proposed settlement will not affect the amount of the Merger Consideration that our stockholders are entitled to receive in the Merger.

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

(d)  Genesis Termination Fee

The Merger Agreement contains customary representations and warranties and pre-closing covenants. It contains termination provisions for each of us and Genesis, and provides that in certain specified circumstances, we must pay Genesis a termination fee equal to $6.9 million and up to $1.0 million of reasonable, out-of-pocket expenses incurred by Genesis in connection with the Merger Agreement.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(6)  Income Taxes

The provision for income taxes of $2.9 million and $6.0 million for the three and nine months ended September 30, 2012, respectively, results in an effective tax rate of approximately 42% and 41%, respectively. The provision for income taxes was $2.2 million and $16.7 million for the three and nine months ended September 30, 2011, respectively. Excluding the impact of the $317.1 million loss on asset impairment and its related $1.8 million income tax benefit, the effective tax rate would have been approximately 33% and 39% for the three and nine months ended September 30, 2011, respectively. The rates for 2012 and 2011 differ from the statutory tax rate of 35% primarily due to state taxes.

The realization of our deferred tax assets is dependent upon generation of taxable income during periods in which deductions and/or credits can be utilized.  As a result, we consider the level of historical taxable income, historical non-recurring credits and charges, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income in determining the amount of the valuation allowance.  The valuation allowance of $17.9 million at September 30, 2012 and December 31, 2011 relates primarily to state net operating loss (“NOL”) carryforwards and other deferred tax assets for which realization is uncertain.

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

After consideration of the November 2010 restructuring of our former parent company, which, among other matters resulted in Sabra Health Care REIT, Inc. holding substantially all of our former parent’s owned real property, and utilization of NOL carryforwards through 2011, the Internal Revenue Code (“IRC”) Section 382 annual base limitation to be applied to our tax attribute carryforwards is approximately $7.4 million. Accordingly, our NOL and tax credit carryforwards have been reduced to take into account this limitation and the respective carryforward periods for these tax attributes.  As a result of unused IRC Section 382 limitations from prior years and post-ownership change NOLs, we estimate there is approximately $47.0 million of NOLs which can be used to offset U.S. taxable income in 2012.  Considering annual IRC Section 382 limitations and built-in gains, we estimate a total of approximately $144.9 million of utilizable NOL carryforwards to offset taxable income in 2012 and future years.

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

As of and for the
Three Months Ended
September 30, 2012
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$409,750	$29,032	$21,686	$2	$—	$460,470
Intersegment revenues	—	31,885	432	—	(32,317)	—
Total net revenues	409,750	60,917	22,118	2	(32,317)	460,470

Operating salaries and benefits	191,048	51,809	16,522	—	—	259,379
Self-insurance for workers’ compensation and
general and professional liability insurance	14,237	601	335	64	—	15,237
Other operating costs	124,858	2,130	2,948	—	(32,317)	97,619
General and administrative expenses(1)	8,523	1,514	596	14,449	—	25,082
Provision for losses on
accounts receivable	4,758	374	118	—	—	5,250
Segment operating income (loss)	$66,326	$4,489	$1,599	$(14,511)	$—	$57,903

Center rent expense	36,323	154	170	—	—	36,647
Depreciation and amortization	7,276	267	191	920	—	8,654
Interest, net	(53)	—	—	4,511	—	4,458
Net segment income (loss)	$22,780	$4,068	$1,238	$(19,942)	$—	$8,144

Identifiable segment assets	$381,223	$17,605	$19,806	$298,364	$20,915	$737,913
Goodwill	$30,297	$75	$4,533	$—	$—	$34,905
Segment capital expenditures	$6,081	$200	$40	$401	$—	$6,722
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Three Months Ended
September 30, 2011
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$418,097	$29,568	$20,996	$15	$—	$468,676
Intersegment revenues	—	32,791	757	—	(33,548)	—
Total net revenues	418,097	62,359	21,753	15	(33,548)	468,676

Operating salaries and benefits	193,403	54,298	16,231	—	—	263,932
Self-insurance for workers’ compensation and
general and professional liability insurance	13,501	633	344	67	—	14,545
Other operating costs	121,890	2,374	2,989	—	(33,548)	93,705
General and administrative expenses(1)	10,112	2,309	540	14,826	—	27,787
Provision for losses on
accounts receivable	4,460	73	71	—	—	4,604
Segment operating income (loss)	$74,731	$2,672	$1,578	$(14,878)	$—	$64,103

Center rent expense	35,642	140	170	—	—	35,952
Depreciation and amortization	6,770	236	187	970	—	8,163
Interest, net	(33)	—	—	4,867	—	4,834
Net segment income (loss)	$32,352	$2,296	$1,221	$(20,715)	$—	$15,154

Identifiable segment assets	$384,576	$16,254	$20,039	$343,550	$20,881	$785,300
Goodwill	$31,071	$75	$4,533	$—	$—	$35,679
Segment capital expenditures	$12,934	$149	$63	$1,044	$—	$14,190
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2012
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$1,220,673	$88,858	$66,559	$15	$—	$1,376,105
Intersegment revenues	—	98,152	1,982	—	(100,134)	—
Total net revenues	1,220,673	187,010	68,541	15	(100,134)	1,376,105

Operating salaries and benefits	570,169	158,170	51,637	—	—	779,976
Self-insurance for workers’ compensation and
general and professional liability insurance	40,683	1,820	1,049	192	—	43,744
Other operating costs	374,346	6,991	8,411	—	(100,134)	289,614
General and administrative expenses(1)	26,624	6,284	1,831	46,542	—	81,281
Provision for losses on
accounts receivable	13,802	1,154	201	—	—	15,157
Segment operating income (loss)	$195,049	$12,591	$5,412	$(46,719)	$—	$166,333

Center rent expense	108,606	432	508	—	—	109,546
Depreciation and amortization	21,420	778	562	2,828	—	25,588
Interest, net	(81)	—	(3)	13,381	—	13,297
Net segment income (loss)	$65,104	$11,381	$4,345	$(62,928)	$—	$17,902

Identifiable segment assets	$381,223	$17,605	$19,806	$298,364	$20,915	$737,913
Goodwill	$30,297	$75	$4,533	$—	$—	$34,905
Segment capital expenditures	$22,408	$758	$151	$1,234	$—	$24,551
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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of and for the
Nine Months Ended
September 30, 2011
	Inpatient Services	Rehabilitation Therapy Services	Medical Staffing Services	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$1,250,568	$89,645	$65,309	$36	$—	$1,405,558
Intersegment revenues	—	98,710	2,079	—	(100,789)	—
Total net revenues	1,250,568	188,355	67,388	36	(100,789)	1,405,558

Operating salaries and benefits	577,160	161,925	50,789	—	—	789,874
Self-insurance for workers’ compensation and
general and professional liability insurance	40,480	1,918	1,043	202	—	43,643
Other operating costs	362,158	7,082	8,548	—	(100,789)	276,999
General and administrative expenses(1)	30,387	7,139	1,804	45,159	—	84,489
Provision for losses on
accounts receivable	13,438	713	47	—	—	14,198
Segment operating income (loss)	$226,945	$9,578	$5,157	$(45,325)	$—	$196,355

Center rent expense	106,487	394	513	—	—	107,394
Depreciation and amortization	19,331	689	561	2,660	—	23,241
Interest, net	(69)	—	1	14,756	—	14,688
Net segment income (loss)	$101,196	$8,495	$4,082	$(62,741)	$—	$51,032

Identifiable segment assets	$384,576	$16,254	$20,039	$343,550	$20,881	$785,300
Goodwill	$31,071	$75	$4,533	$—	$—	$35,679
Segment capital expenditures	$27,309	$1,102	$136	$3,799	$—	$32,346
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Measurement of Segment Income

We evaluate financial performance and allocate resources primarily based on income or loss from operations before income taxes, excluding any unusual items. The following table reconciles net segment income to consolidated income before income taxes and discontinued operations (in thousands):

	For the Three Months Ended September 30,
	2012	2011
Net segment income	$8,144	$15,154
Transaction costs	1,034	—
Loss on sale of assets, net	189	809
Restructuring costs	—	2,426
Loss on asset impairment	—	317,091
Consolidated income (loss) before income taxes
and discontinued operations	$6,921	$(305,172)

	For the Nine Months Ended September 30,
	2012	2011
Net segment income	$17,902	$51,032
Transaction costs	2,871	—
Loss on sale of assets, net	189	809
Restructuring costs	—	2,728
Loss on asset impairment	—	317,091
Consolidated income (loss) before income taxes
and discontinued operations	$14,842	$(269,596)

(8)  Asset Impairment

GAAP requires that goodwill, intangible assets and other long-lived assets be evaluated for potential impairment when a triggering event occurs during an interim time period. As a result of the CMS Final Rule, the prospective net decrease in Medicare reimbursement rates was 11.1%, after the application of the market basket increase of 2.7%, the productivity adjustment of (1.0)% and the parity adjustment of (12.6)%. Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that further reduced our revenues from the Medicare program and increased our costs of providing such services. We determined that the CMS Final Rule announcement constituted a triggering event in the three months ended September 30, 2011 for evaluating whether the recoverability of goodwill, intangible assets and other long-lived assets in the operating segments of our Inpatient Services reportable segment affected by the CMS Final Rule was impaired.

During the three months ended September 30, 2011, we recognized $317.1 million of non-cash loss on asset impairment for the healthcare facilities operating segments in our Inpatient Services reportable segment. The non-cash charges consisted of $314.7 million of goodwill impairment and $2.4 million of asset impairment for intangible assets for favorable lease obligations. During the three and nine months ended September 30, 2012, there were no triggering events for potential impairment and as such, there was no impairment charge. The 2011 charges were determined in the following manner:

Finite-Lived Intangibles

Our finite-lived intangibles include tradenames and favorable lease obligations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

When evaluating the recoverability of tradenames, we considered projections of future profitability and undiscounted cash flows for the affected portions of the Inpatient Services operating segments as compared to the carrying value of the tradenames assets. We determined that projected undiscounted cash flows were sufficient to recover the assets' carrying value. As a result, there was no impairment of tradenames during the three months ended September 30, 2011.

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

Indefinite-Lived Intangibles

Our indefinite-lived intangibles consist of certificates of need (“CON”) obtained through our acquisitions. We evaluate the recoverability of our CON intangibles by comparing the assets' respective carrying value to estimates of fair value. We determine the estimated fair value of these intangible assets through an estimate of incremental cash flows with the intangible assets versus cash flows without the intangible assets in place coupled with estimates of market pricing to determine the highest and best use for purposes of determining fair value. The resulting fair values exceeded the assets' carrying value and thus no impairment was recognized.

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

We determine potential impairment by comparing the net assets of each reporting unit to their respective fair values, which GAAP describes as Step 1 of goodwill impairment testing. We determine the estimated fair value of each reporting unit using a discounted projected cash flow analysis and other appropriate valuation methodologies. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit, which is referred to in GAAP as Step 2 of the impairment analysis. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill's carrying value and its implied fair value.

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

The discounted cash flow model utilizes five years of projected cash flows for each reporting unit. The projected financial results are created from critical assumptions and estimates based upon management's business plan and historical trends while giving consideration to the overall economic environment. Determining fair value requires the exercise of significant judgments about appropriate discount rates, business growth rates, the amount and timing of expected future cash flows and market information relevant to our overall company value. In addition, to validate the reasonableness of our assumptions, we utilized our discounted cash flow model on a consolidated basis and compared the estimated fair value to our market capitalization as of September 30, 2011. Key assumptions in the discounted cash flow model are as follows:

Business Growth Assumptions - In determining our projected Inpatient Services revenue growth rates for our discounted cash flow model, we focus on the two primary drivers: average daily census (“ADC”) and reimbursement rates, particularly those rates impacted by the CMS Final Rule. Key revenue inputs include historical ADC adjusted for known trends and current Medicare and Medicaid rates adjusted for anticipated changes. ADC trends have been reasonably constant within a narrow range and may be influenced over the long run by a number of factors, including demographic changes in the population we serve and our ability to deliver quality service in an attractive environment. Generally long term care reimbursement rates are set annually by the payor. To estimate these rates, we evaluate the current reimbursement climate and adjust historical trends where appropriate. Significant adverse rate changes in any one year would cause us to reevaluate our projected rates.  In recent years we have generated historical revenue growth of 1.4% to 6.2% annually.  Expenses generally vary with ADC and have historically grown by approximately 2.9% to 5.6% annually.  Labor is the largest component of our expenses.  We consider labor market trends and staffing needs for the projected ADC levels in determining labor growth rates to be used in our projections. The projected growth rates used in our discounted cash flow model took into account the potential adverse effects of the current economic downturn on our projected revenue and expenses.

Terminal Value EBITDAR Multiple - Consistent with commonly accepted valuation techniques, a terminal multiple for the final year's projected results is applied to estimate our value in the final year of the analysis. That multiple is applied to the final year's projected EBITDAR from continuing operations.

Discount Rate - Market conditions indicated that a discount rate of 10.5% was appropriate at September 30, 2011. This discount rate is consistent with our overall market capitalization comparison. We consistently apply the same discount rate to the evaluation of each reporting unit.

The goodwill impairment analysis is subject to impact from uncertainties arising from such events as changes in economic or competitive conditions, the current general economic environment, material changes in Medicare and Medicaid reimbursement that could positively or negatively impact anticipated future operating conditions and cash flows, and the impact of strategic decisions. The results of our interim 2011 impairment analysis showed that goodwill in each of reporting units tested was impaired. Based on the analysis performed, we recognized a loss on impairment of $314.7 million for the three months ended September 30, 2011, which represents the full carrying value of goodwill for the SunBridge divisional operating segments of our Inpatient Services reportable segment. The SolAmor division's prospective Medicare reimbursement rates were not impacted by the CMS Final Rule and thus no interim 2011 impairment event arose for SolAmor and Americare.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our subsidiaries are providers of nursing, rehabilitative and related specialty healthcare services primarily to the senior population in the United States. Our core business is providing inpatient services, primarily through 158 skilled nursing centers, 13 combined skilled nursing, assisted and independent living centers, 10 assisted living centers, 2 independent living centers and 7 mental health centers with 21,324 licensed beds located in 23 states as of September 30, 2012. Our subsidiaries also provide hospice services, rehabilitation therapy services and temporary medical staffing services to skilled nursing centers.

Pending Merger with Genesis HealthCare LLC

On June 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesis HealthCare LLC, a Delaware limited liability company (“Genesis”), and Jam Acquisition LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Genesis (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and an indirect wholly-owned subsidiary of Genesis (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, other than treasury shares, shares held by us (other than shares held in a fiduciary capacity that are beneficially owned by third parties), Genesis, Merger Sub or any wholly-owned subsidiary of Genesis or us and shares held by stockholders who perfect their appraisal rights under Delaware law, will be converted into the right to receive $8.50 in cash, without interest (the “Merger Consideration”). At the effective time of the Merger, outstanding equity awards with respect to shares of our common stock (whether vested or unvested) will be canceled and converted into the right to receive a cash amount equal to the difference between the Merger Consideration and the exercise price, if any, of such awards. We anticipate that the total amount of funds necessary to pay the aggregate Merger Consideration will be approximately $230 million, not including refinancing of our existing indebtedness or payment of related transaction fees and expenses.

In connection with the proposed Merger, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on August 8, 2012. Our stockholders approved the proposed Merger at a special stockholders meeting on September 5, 2012.  The transaction is expected to close in December 2012 subject to the satisfaction of customary closing conditions, including, among other things, (i) the receipt of remaining regulatory approvals, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) subject to certain materiality exceptions, the accuracy of our representations and warranties in the Merger Agreement, (iv) the performance in all material respects of our covenants in the Merger Agreement, (v) the absence of any material adverse effect on us between June 20, 2012 and consummation of the Merger and (vi) compliance by us with our obligations under certain third party contracts.

2011 Asset Impairment

GAAP requires that goodwill, intangible assets and other long-lived assets be evaluated for potential impairment when a triggering event occurs during an interim time period. On July 29, 2011, CMS released its final rule for skilled nursing facilities for the 2012 federal fiscal year, which commenced on October 1, 2011 (the “CMS Final Rule”). After the application of the market basket increase of 2.7%, the productivity adjustment of -1.0% and the parity adjustment of -12.6%, the prospective net decrease in Medicare reimbursement rates was 11.1%. Additionally, the CMS Final Rule changed group therapy reimbursement and introduced new change-of-therapy provisions as patients move through their post-acute stay that further reduced our revenues from the Medicare program and increased our costs of providing such services. We determined that the CMS Final Rule announcement constituted a triggering event for evaluating whether the recoverability of goodwill, intangible assets and other long-lived assets in the operating segments of our Inpatient Services reportable segment affected by the CMS Final Rule was impaired.

During the three months ended September 30, 2011, we recognized $317.1 million of non-cash loss on asset impairment for the healthcare facilities operating segments in our Inpatient Services reportable segment. The non-cash charges consisted of $314.7 million of goodwill impairment and $2.4 million of asset impairment for intangible assets for favorable lease obligations. See Note 8 - “Asset Impairment” to our consolidated financial statements included in this Form 10-Q for additional information.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

2011 Restructuring

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

The following table sets forth the total nonaffiliated revenues and percentage of revenues by payor source for our continuing operations, on a consolidated and on an inpatient operations only basis, for the periods indicated (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
Sources of Revenues	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011

Consolidated:
Medicaid	$195,441	42.4%	$184,754	39.4%	$570,734	41.5%	$541,977	38.6%
Medicare	128,180	27.8	149,147	31.8	397,867	28.9%	454,591	32.3%
Private pay and other	112,281	24.5	111,998	23.9	336,193	24.4%	339,857	24.2%
Managed care and commercial insurance	24,568	5.3	22,777	4.9	71,311	5.2%	69,133	4.9%
Total	$460,470	100.0%	$468,676	100.0%	$1,376,105	100.0%	$1,405,558	100.0%

Inpatient Only:
Medicaid	$195,431	47.7%	$184,732	44.2%	$570,690	46.8%	$541,884	43.3%
Medicare	123,940	30.2	144,210	34.5	384,286	31.5%	440,528	35.2%
Private pay and other	66,156	16.2	66,630	15.9	195,360	15.9%	199,830	16.0%
Managed care and commercial insurance	24,223	5.9	22,525	5.4	70,337	5.8%	68,326	5.5%
Total	$409,750	100.0%	$418,097	100.0%	$1,220,673	100.0%	$1,250,568	100.0%

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

On July 29, 2011, CMS released the CMS Final Rule for skilled nursing facilities for the 2012 federal fiscal year that commenced on October 1, 2011. Pursuant to the CMS Final Rule, Medicare Part A payment rates were reduced by 12.6% (i.e., the Medicare rate parity adjustment) to correct what CMS perceived as a lack of parity between RUGs III and RUGs IV. The CMS Final Rule also changed the reimbursement rules associated with group therapy and introduced new change-of-therapy provisions as patients move through their post-acute stay. The CMS Final Rule therapy reimbursement changes resulted in further reductions in our revenues from the Medicare program (prior to implementation of our therapy mitigation plans) and also served to increase our costs of providing such therapy services. On October 1, 2011, we also received a net 1.7% market basket increase to our prospective Medicare rates. Based on operating results through the end of the third quarter of 2012, we continue to expect the impact of the CMS Final Rule on our full year 2012 operations to be a year-over-year reduction in income before income taxes of approximately $40.0 million to $45.0 million due to the ramp-up nature of many elements of our management mitigation plans.

The following table sets forth the average amounts of inpatient Medicare Part A revenues per patient, per day, recorded by our healthcare centers for the periods indicated:

For the Three Months Ended		For the Nine Months Ended
September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
$465.80	$520.11	$463.52	$520.92

Under current law, there are limits on reimbursement provided under Medicare Part B for therapy services. An automatic exception process has been in place for patients residing in skilled nursing centers. That exception process will continue through December 31, 2012. Beginning October 1, 2012, through December 31, 2012, a new provision for a manual medical review process has been added to request exceptions to the therapy caps for services above certain thresholds. Instructions regarding the manual medical review process have been released by CMS and we are in preliminary implementation of the first of three phases prescribed by CMS. We are not able to estimate the impact, if any, from this review process on future revenues.

CMS has notified providers that they would not issue a Notice of Proposed Rulemaking - SNF for the 2013 fiscal year, which commenced on October 1, 2012.  They instead issued an Update Notice on July 27, 2012, which made the updates that are required by current law rather than implementing policy changes.  This Update Notice provides for a market basket increase of 2.5%, which is reduced by a productivity adjustment of 0.7%, generating a net increase of 1.8%.  We estimate that the net impact of this Update Notice on our skilled nursing operations will result in increased revenues of approximately $1.9 million per quarter.  Any additional changes for the 2013 federal fiscal year would require legislative action.

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

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

In July 2012, CMS issued its final rule for hospice services for the 2013 federal fiscal year. The rule includes an industry-wide rate net increase of 0.9%, which is comprised of a market basket increase of 1.6% and an offsetting 0.7% decrease resulting from a phase out of the wage index budget neutrality factor. We estimate that the net impact on our hospice service operations will be a net increase of 1.1% in our reimbursement rates, which we estimate will result in increased revenues of approximately $0.2 million per quarter.

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

The following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (excluding any impact of individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the Three Months Ended		For the Nine Months Ended
September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
$183.16	$176.42	$180.65	$175.21

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

For comparison purposes, the following table sets forth the average amounts of inpatient Medicaid revenues per patient, per day (including the impact from individually identifiable state-imposed provider taxes), recorded by our healthcare centers for the periods indicated:

For the Three Months Ended		For the Nine Months Ended
September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
$165.95	$160.69	$163.50	$159.84

Excluded from the Medicaid revenue per patient, per day rates set forth in the tables above are Medicaid revenues we earned under certain supplemental Medicaid programs in the states of Idaho and Montana.  We classify those supplemental Medicaid revenues as other revenues.  The amounts of supplemental Medicaid revenue classified as other revenues totaled $2.7 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $6.7 million and $4.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Managed Care and Insurance

During the three months ended September 30, 2012, we received 5.3% of our revenues from managed care and insurance, of which the Medicare Advantage program is the primary component.  As discussed above, Medicare Advantage is the managed care option for Medicare beneficiaries.  Medicare Advantage is administered by contracted third party payors.  The managed care and insurance payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers and increased utilization review.  These payors are increasingly demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated below.

For the Three Months Ended		For the Nine Months Ended
September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
$387.04	$384.33	$380.05	$377.69

Private Payors, Veterans and Other

During the three months ended September 30, 2012, we received 24.5% of our revenues from private payors, veterans’ coverage, healthcare centers that utilize our specialty medical services, self-pay center residents and other third party payors. These private and other payors are continuing their efforts to control healthcare costs.  Private payor rates are set at a price point that enables continued competition; they are driven by the markets in which our healthcare centers operate.

The following table sets forth the average amounts of inpatient revenues per patient, per day, recorded by our healthcare centers from these revenue sources for the periods indicated:

For the Three Months Ended		For the Nine Months Ended
September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
$193.25	$190.58	$193.70	$193.89

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

Results of Operations

The following tables set forth our unaudited historical consolidated income statements and certain percentage relationships for the periods presented (dollars in thousands):

	For the Three Months Ended		As a Percentage of Net Revenues
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total net revenues	$460,470	$468,676	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	259,379	263,932	56.3	56.3
Self-insurance for workers’ compensation and
general and professional liabilities	15,237	14,545	3.3	3.1
Other operating costs (1)	108,254	106,667	23.5	22.8
Center rent expense	36,647	35,952	8.0	7.7
General and administrative expenses	14,447	14,825	3.1	3.2
Depreciation and amortization	8,654	8,163	1.9	1.7
Provision for losses on accounts receivable	5,250	4,604	1.1	1.0
Interest, net	4,458	4,834	1.0	1.0
Other (2)	1,223	320,326	0.3	68.3
Income (loss) before income taxes and discontinued operations	6,921	(305,172)	1.5	(65.1)
Income tax expense	2,932	2,203	0.6	0.5
Income (loss) from continuing operations	3,989	(307,375)	0.9	(65.6)
Loss from discontinued operations, net	(2,702)	(2,031)	(0.6)	(0.4)
Net income (loss)	$1,287	$(309,406)	0.3%	(66.0)%
Supplemental Financial Information (3):
EBITDA	$20,033	$(292,175)	4.4%	(62.3)%
Adjusted EBITDA	$20,222	$28,151	4.4%	6.0%
Adjusted EBITDAR	$56,869	$64,103	12.3%	13.7%

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

	For the Nine Months Ended		As a Percentage of Net Revenues
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total net revenues	$1,376,105	$1,405,558	100.0%	100.0%
Costs and expenses:
Operating salaries and benefits	779,976	789,874	56.7	56.2
Self-insurance for workers’ compensation and
general and professional liabilities	43,744	43,643	3.2	3.1
Other operating costs (1)	324,358	316,332	23.6	22.5
Center rent expense	109,546	107,394	8.0	7.6
General and administrative expenses	46,537	45,156	3.4	3.2
Depreciation and amortization	25,588	23,241	1.9	1.7
Provision for losses on accounts receivable	15,157	14,198	1.1	1.0
Interest, net	13,297	14,688	1.0	1.0
Other (2)	3,060	320,628	0.2	22.8
Income (loss) before income taxes and discontinued operations	14,842	(269,596)	1.1	(19.2)
Income tax expense	6,021	16,715	0.4	1.2
Income (loss) from continuing operations	8,821	(286,311)	0.6	(20.4)
Loss from discontinued operations, net	(8,301)	(5,036)	(0.6)	(0.4)
Net income (loss)	$520	$(291,347)	—%	(20.7)%
Supplemental Financial Information (3):
EBITDA	$53,727	$(231,667)	3.9%	(16.5)%
Adjusted EBITDA	$53,916	$88,961	3.9%	6.3%
Adjusted EBITDAR	$163,462	$196,355	11.9%	14.0%

(1) Operating administrative expenses are included in “other operating costs” above.

(2) Other expenses consist of loss on sale of assets, net, transaction costs, restructuring costs, and loss on asset impairment.

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

The following table provides a reconciliation of our net income (loss), which is the most directly comparable financial measure presented in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$1,287	$(309,406)	$520	$(291,347)
Plus:
Loss from discontinued operations, net	2,702	2,031	8,301	5,036
Income tax expense	2,932	2,203	6,021	16,715
Interest expense, net	4,458	4,834	13,297	14,688
Depreciation and amortization	8,654	8,163	25,588	23,241
EBITDA	$20,033	$(292,175)	$53,727	$(231,667)
Plus:
Loss on sale of assets	189	809	189	809
Restructuring costs	—	2,426	—	2,728
Loss on asset impairment	—	317,091	—	317,091
Adjusted EBITDA	$20,222	$28,151	$53,916	$88,961
Plus:
Center rent expense	36,647	35,952	109,546	107,394
Adjusted EBITDAR	$56,869	$64,103	$163,462	$196,355

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

The following discussion of the “Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011” is based, in part, on the financial information presented in Note 7 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Total net revenues decreased $8.2 million, or 1.8%, to $460.5 million for the three months ended September 30, 2012 from $468.7 million for the three months ended September 30, 2011.  We reported net income for the three months ended September 30, 2012 of $1.3 million and net loss of 309.4 million for the three months ended September 30, 2011.

The decrease in net revenues for the 2012 period included $8.3 million of reduced revenues in our Inpatient Services segment and a $0.5 million decrease in nonaffiliated revenues from our Rehabilitation Therapy Services segment which were partially offset by a $0.7 million increase in nonaffiliated revenues from our Medical Staffing segment.

Operating salaries and benefits decreased $4.6 million, or 1.7%, to $259.4 million (56.3% of net revenues) for the three months ended September 30, 2012 from $263.9 million (56.3% of net revenues) for the three months ended September 30, 2011.  The decrease resulted primarily from decreased wages and benefits in our housekeeping and laundry departments following the outsourcing of the majority of our housekeeping and laundry services.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.7 million, or 4.8%, to $15.2 million (3.3% of net revenues) for the three months ended September 30, 2012 from $14.5 million (3.1% of net revenues) for the three months ended September 30, 2011, which was primarily due to increased claims-related activity in our general and professional liability programs.

Other operating costs increased $1.6 million, or 1.5%, to $108.3 million (23.5% of net revenues) for the three months ended September 30, 2012 from $106.7 million (22.8% of net revenues) for the three months ended September 30, 2011.  The increase was primarily due to increased provider taxes, coupled with increases in purchased services for housekeeping and laundry services.

Center rent expense increased $0.7 million, or 1.9%, to $36.6 million (8.0% of net revenues) for the three months ended September 30, 2012 from $36.0 million (7.7% of net revenues) for the three months ended September 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

General and administrative expenses decreased $0.4 million, or 2.5%, to $14.4 million (3.1% of net revenues) for the three months ended September 30, 2012 from $14.8 million (3.2% of net revenues) for the three months ended September 30, 2011.  The decrease was primarily due to decreased compensation and benefits.

Depreciation and amortization increased $0.5 million, or 6.0%, to $8.7 million (1.9% of net revenues) for the three months ended September 30, 2012 from $8.2 million (1.7% of net revenues) for the three months ended September 30, 2011.  The increase was due to new property and equipment placed into service since September 30, 2011.

The provision for losses on accounts receivable increased $0.6 million, or 14.0%, to $5.3 million (1.1% of net revenues) for the three months ended September 30, 2012 from $4.6 million (1.0% of net revenues) for the three months ended September 30, 2011.  The increase resulted primarily from higher reserves recorded on older accounts receivable balances.

Net interest expense decreased $0.4 million, or 7.8%, to $4.5 million (1.0% of net revenues) for the three months ended September 30, 2012 from $4.8 million (1.0% of net revenues) for the three months ended September 30, 2011 due to lower aggregate indebtedness.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the three months ended September 30, 2012 (dollars in thousands):

	2012		2011
Inpatient Services	$409,750	89.0%	$418,097	89.2%
Rehabilitation Therapy Services	60,917	13.2	62,359	13.3
Medical Staffing Services	22,118	4.8	21,753	4.6
Corporate	2	—	15	—
Intersegment Eliminations	(32,317)	(7.0)	(33,548)	(7.1)
Total net revenues	$460,470	100.0%	$468,676	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the three months ended September 30 (in thousands):

	2012	2011
Rehabilitation Therapy Services	$31,885	$32,791
Medical Staffing Services	432	757
Total intersegment revenue	$32,317	$33,548

The following table sets forth the amount of net segment income for the three months ended September 30 (in thousands):

	2012	2011
Inpatient Services	$22,780	$32,352
Rehabilitation Therapy Services	4,068	2,296
Medical Staffing Services	1,238	1,221
Net segment income before Corporate	28,086	35,869
Corporate	(19,942)	(20,715)
Net segment income	$8,144	$15,154

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs and discontinued operations.  Net segment income for the three months ended September 30, 2012 for (1) our Inpatient Services segment decreased $9.6 million, or 29.6%, to $22.8 million, (2) our Rehabilitation Therapy Services segment increased $1.8 million, or 77.2%, to $4.1 million and (3) our Medical Staffing Services segment remained flat at $1.2 million in comparison to the three months ended September 30, 2011, due to the factors discussed below for each segment.  We use net segment income among other things to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Total net revenues decreased $8.3 million, or 2.0%, to $409.8 million for the three months ended September 30, 2012 from $418.1 million for the three months ended September 30, 2011.  The decrease was primarily the result of:

-
a $20.9 million decrease in Medicare revenues as a result of a $11.4 million decrease in revenues from lower Medicare Part A rates primarily resulting from the CMS Final Rule parity rate adjustment and a $9.7 million decrease due to a decreased customer base, offset in part by a $0.2 million increase in Medicare Part B revenues; and

-	a $1.5 million decrease in private revenues consisting of a $2.5 million decrease related to customer base offset in part by a $1.0 million increase in rates;

Offset in part by:

-	a $10.6 million increase in Medicaid revenues consisting of $7.0 million from an increase in rates and $3.6 million increase from a higher customer base;

-	a $1.7 million increase in managed care and commercial insurance revenues driven by improved customer base;

-	a $1.0 million increase in other revenue including from veterans' coverage and other various inpatient services; and

-	a $0.8 million increase in hospice revenues primarily due to organic growth.

Operating salaries and benefits expenses decreased $2.4 million, or 1.2%, to $191.0 million for the three months ended September 30, 2012 from $193.4 million for the three months ended September 30, 2011.  The decrease was attributable to the following:

-	a decrease of $3.7 million due to the outsourcing of housekeeping and laundry services in many centers to a third party service provider; and

-	a $0.3 million decrease in overtime for all staff;

Offset in part by:

-	an increase of $1.6 million in staff compensation and benefits to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.7 million, or 5.5%, to $14.2 million for the three months ended September 30, 2012 as compared to $13.5 million for the three months ended September 30, 2011, which was driven by increased claims related activity in our general and professional liability programs.

Other operating costs increased $3.0 million, or 2.4%, to $124.9 million for the three months ended September 30, 2012 from $121.9 million for the three months ended September 30, 2011.  The increase was attributable to the following:

-
a $3.4 million increase in purchased services driven by a $3.7 million increase related to outsourced housekeeping and laundry services, which was partially offset by a $0.3 million decrease in other purchased services;

-	a $2.1 million increase in taxes primarily due to increased provider tax rates from a number of states in which we operate; and

-	a $0.5 million increase in miscellaneous administrative expenses;

Offset in part by:

-	a $1.7 million decrease in supplies of which $0.1 million relates to housekeeping and laundry supplies now included in our outsourcing arrangement discussed above; and

-	a $1.3 million decrease in contract labor mostly driven by reduced expense related to our affiliated therapy services because of lower skilled customer base.

Operating administrative expenses decreased $1.6 million, or 15.7%, to $8.5 million for the three months ended September 30, 2012 compared to $10.1 million for the three months ended September 30, 2011, primarily due to lower salaries, benefits, contract labor, travel, utilities and office lease expense in accordance with our cost mitigation plans necessitated by the impact of the CMS Final Rule.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Center rent expense increased $0.7 million, or 1.9%, to $36.3 million for the three months ended September 30, 2012 from $35.6 million for the three months ended September 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

Depreciation and amortization increased $0.5 million, or 7.5%, to $7.3 million for the three months ended September 30, 2012 from $6.8 million for the three months ended September 30, 2011.  The increase was due to new property and equipment placed into service since September 30, 2011.

The provision for losses on accounts receivable increased $0.3 million, or 6.7%, to $4.8 million for the three months ended September 30, 2012 from $4.5 million for the three months ended September 30, 2011.   The increase in provision was related to higher reserves recorded on older accounts receivable balances.

Rehabilitation Therapy Services

Total net revenues from the Rehabilitation Therapy Services segment decreased $1.4 million, or 2.3%, to $60.9 million for the three months ended September 30, 2012 from $62.4 million for the three months ended September 30, 2011. The revenue decrease was the result of:

-
a decrease of $2.0 million attributable to decreased billable minutes, due to the loss of 5 contracts, net of new contracts; loss of two large nonaffiliated chains in conjunction with a decrease in same store affiliated business;

Offset in part by

-
an increase of $0.6 million attributable to an increase in revenue per minute due to significant growth in Part B and other revenue as well as nonaffiliated rate increases combined with an affiliated market basket rate increase.

Operating salaries and benefits expenses decreased $2.5 million, or 4.6%, to $51.8 million for the three months ended September 30, 2012 from $54.3 million for the three months ended September 30, 2011.  The decrease is a reflection of staffing adjustments made to accommodate the decrease in volume in conjunction with increased productivity and decreased benefits costs, but partially offset by increases in wage rates to stay competitive with local markets.

Operating administrative expenses decreased $0.8 million, or 34.4%, to $1.5 million for the three months ended September 30, 2012 compared to $2.3 million for the three months ended September 30, 2011, primarily due to lower professional fees and benefits in accordance with our cost mitigation plans necessitated by the impact of the CMS Final Rule.

Medical Staffing Services

Total net revenues from the Medical Staffing Services segment increased $0.4 million, or 1.68%, to $22.1 million for the three months ended September 30, 2012 from $21.8 million for the three months ended September 30, 2011.  The increase was primarily the result of:

-	an increase of $0.6 million due to an increase in billable hours for nurse staffing; and

-	an increase of $0.1 million due to an increase in therapy and staffing hours;
Offset in part by

-	a decrease of $0.3 million due to lower fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses increased $0.3 million, or 1.8%, to $16.5 million for the three months ended September 30, 2012 as compared to $16.2 million for the three months ended September 30, 2011. The increase in operating salaries and benefits is due to increase in bill hours as well as wage rate increases to remain competitive in local markets.

Corporate

General and administrative expenses not directly attributed to segments decreased $0.4 million, or 2.5%, to $14.4 million for the three months ended September 30, 2012 from $14.8 million for the three months ended September 30, 2011.  The decrease was primarily due to decreased professional and consultant fees.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest expense not directly attributed to operating segments decreased $0.4 million, or 7.3%, to $4.5 million for the three months ended September 30, 2012 from $4.9 million for the three months ended September 30, 2011 due to lower aggregate indebtedness.

The following discussion of the “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011” is based, in part, on the financial information presented in Note 7 – “Segment Information” in our consolidated financial statements included in this Form 10-Q.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following summarizes our results of operations on a consolidated basis.  A more detailed discussion and analysis of the results of operations of each of our segments (Inpatient Services, Rehabilitation Therapy Services, Medical Staffing Services and Corporate) is provided below under “Segment Information.”

Total net revenues decreased $29.5 million or 2.1%, to $1,376.1 million for the nine months ended September 30, 2012 from $1,405.6 million for the nine months ended September 30, 2011.  We reported net income for the nine months ended September 30, 2012 of $0.5 million and net loss of $291.3 million for the nine months ended September 30, 2011.

The decrease in net revenues for the 2012 period included $29.9 million of reduced revenues in our Inpatient Services segment and a $0.8 million decrease in nonaffiliated revenues from our Rehabilitation Therapy Services, which were partially offset by a $1.3 million increase in nonaffiliated revenues from our Medical Staffing segment.

Operating salaries and benefits decreased $9.9 million, or 1.3%, to $780.0 million (56.7% of net revenues) for the nine months ended September 30, 2012 from $789.9 million (56.2% of net revenues) for the nine months ended September 30, 2011.  The decrease resulted primarily from decreased wages and benefits in our housekeeping and laundry departments following the outsourcing of the majority of our housekeeping and laundry services.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.1 million, or 0.2%, to $43.7 million (3.2% of net revenues) for the nine months ended September 30, 2012 from $43.6 million (3.1% of net revenues) for the nine months ended September 30, 2011. The increase resulted primarily from increased claims-related activity in our general and professional liability programs.

Other operating costs increased $8.0 million, or 2.5%, to $324.4 million (23.6% of net revenues) for the nine months ended September 30, 2012 from $316.3 million (22.5% of net revenues) for the nine months ended September 30, 2011.  The increase was primarily due to increased provider taxes, coupled with increases in purchased services for housekeeping and laundry services.

Center rent expense increased $2.2 million, or 2.0%, to $109.5 million (8.0% of net revenues) for the nine months ended September 30, 2012 from $107.4 million (7.6% of net revenues) for the nine months ended September 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

General and administrative expenses increased $1.4 million, or 3.1%, to $46.5 million (3.4% of net revenues) for the nine months ended September 30, 2012 from $45.2 million (3.2% of net revenues) for the nine months ended September 30, 2011.  The increase was primarily due to increased benefits.

Depreciation and amortization increased $2.3 million, or 10.1%, to $25.6 million (1.9% of net revenues) for the nine months ended September 30, 2012 from $23.2 million (1.7% of net revenues) for the nine months ended September 30, 2011.  The increase was due to new property and equipment placed into service since September 30, 2011.

The provision for losses on accounts receivable increased $1.0 million, or 6.8%, to $15.2 million (1.1% of net revenues) for the nine months ended September 30, 2012 from $14.2 million (1.0% of net revenues) for the nine months ended September 30, 2011.  The increase resulted primarily from higher reserves recorded on older accounts receivable balances.

Net interest expense decreased $1.4 million, or 9.5%, to $13.3 million (1.0% of net revenues) for the nine months ended September 30, 2012 from $14.7 million (1.0% of net revenues) for the nine months ended September 30, 2011 due to lower aggregate indebtedness.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Segment Information

The following table sets forth the amount and percentage of certain elements of total net revenues for the nine months ended September 30 (dollars in thousands):

	2012		2011
Inpatient Services	$1,220,673	88.7%	$1,250,568	89.0%
Rehabilitation Therapy Services	187,010	13.6	188,355	13.4
Medical Staffing Services	68,541	5.0	67,388	4.8
Corporate	15	—	36	—
Intersegment Eliminations	(100,134)	(7.3)	(100,789)	(7.2)
Total net revenues	$1,376,105	100.0%	$1,405,558	100.0%

Inpatient Services revenues include revenues billed to patients for therapy and medical staffing provided by our affiliated operations.  The following table sets forth a summary of the intersegment revenues for the nine months ended September 30 (in thousands):

	2012	2011
Rehabilitation Therapy Services	$98,152	$98,710
Medical Staffing Services	1,982	2,079
Total intersegment revenue	$100,134	$100,789

The following table sets forth the amount of net segment income for the nine months ended September 30 (in thousands):

	2012	2011
Inpatient Services	$65,104	$101,196
Rehabilitation Therapy Services	11,381	8,495
Medical Staffing Services	4,345	4,082
Net segment income before Corporate	80,830	113,773
Corporate	(62,928)	(62,741)
Net segment income	$17,902	$51,032

Our reportable segments are strategic business units that provide different products and services.  They are managed separately because each business has different marketing strategies due to differences in types of customers, distribution channels and capital resource needs.  We evaluate the operational strengths and performance of each segment based on financial measures, including net segment income.  Net segment income is defined as earnings before income tax expense, restructuring costs and discontinued operations.  Net segment income for the nine months ended September 30, 2012 for (1) our Inpatient Services segment decreased $36.1 million, or 35.7%, to $65.1 million, (2) our Rehabilitation Therapy Services segment increased $2.9 million, or 34.0%, to $11.4 million and (3) our Medical Staffing Services segment increased $0.3 million in comparison to the nine months ended September 30, 2011, due to the factors discussed below for each segment.  We use net segment income among other things to help identify opportunities for improvement and assist in allocating resources to each segment.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Inpatient Services

Total net revenues decreased $29.9 million, or 2.4%, to $1,220.7 million for the nine months ended September 30, 2012 from $1,250.6 million for the nine months ended September 30, 2011.  The decrease was primarily the result of:

-
a decrease of $58.9 million in Medicare revenues as a result of a $38.0 million decrease in revenues from lower Medicare Part A rates primarily resulting from the CMS Final Rule parity rate adjustment, a $23.6 million decrease due to a decreased customer base, offset in part by a $2.7 million increase in Medicare Part B revenues; and

-	a decrease of $6.0 million in private revenues mostly due to a lower customer base;

Offset in part by:

-	a $28.6 million increase in Medicaid revenues consisting of $17.0 million increase from higher rates and an $11.6 million increase related to higher customer base;

-	a $2.9 million increase in hospice revenues primarily due to organic growth;

-	a $1.9 million increase in managed care and commercial insurance revenues driven primarily by improved customer base; and

-	a $1.6 million increase in other revenue including from veterans' coverage and other various inpatient services.

Operating salaries and benefits expenses decreased $7.0 million, or 1.2%, to $570.2 million for the nine months ended September 30, 2012 from $577.2 million for the nine months ended September 30, 2011.  The decrease was attributable to the following:

-	a decrease of $11.8 million due to the outsourcing of housekeeping and laundry services in many centers to a third party service provider; and

-	a $1.9 million decrease in overtime for all staff;

Offset in part by:

-	an increase of $6.7 million in staff compensation and benefits to remain competitive in local markets.

Self-insurance for workers’ compensation and general and professional liability insurance expense increased $0.2 million, or 0.5%, to $40.7 million for the nine months ended September 30, 2012 as compared to $40.5 million for the nine months ended September 30, 2011, which was driven by increased claims related activity in our general and professional liability self-insurance programs.

Other operating costs increased $12.2 million, or 3.4%, to $374.3 million for the nine months ended September 30, 2012 from $362.2 million for the nine months ended September 30, 2011.  The increase was attributable to the following:

-
a $10.1 million increase in purchased services driven by an $11.6 million increase related to outsourced housekeeping and laundry services which was partially offset by a $1.5 million decrease in other purchased services; and

-	a $7.7 million increase in taxes, primarily due to increased provider tax rates from a number of states in which we operate;

Offset in part by:

-	a $3.2 million decrease in supplies of which $0.5 million relates to housekeeping and laundry supplies now included in our outsourcing arrangement discussed above;

-
a $2.2 million decrease in contract labor mostly driven by reduced expense related to our affiliated therapy services because of our lower skilled customer base as well as reduced contract labor in our nursing services; and

-	a $0.3 million decrease in miscellaneous administrative expenses.

Operating administrative expenses decreased $3.8 million, or 12.4%, to $26.6 million for the nine months ended September 30, 2012 compared to $30.4 million for the nine months ended September 30, 2011, primarily due to lower salaries, benefits, contract labor, supplies, travel, meals, meetings, utilities and office lease expense in accordance with our cost mitigation plans necessitated by the impact of the CMS Final Rule.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Center rent expense increased $2.1 million, or 2.0%, to $108.6 million for the nine months ended September 30, 2012 from $106.5 million for the nine months ended September 30, 2011.  The increase was primarily attributable to the scheduled inflationary increases in accordance with our lease agreements.

Depreciation and amortization increased $2.1 million, or 10.8%, to $21.4 million for the nine months ended September 30, 2012 from $19.3 million for the nine months ended September 30, 2011.  The increase was due to new property and equipment placed into service since September 30, 2011.

The provision for losses on accounts receivable increased $0.4 million, or 2.7%, to $13.8 million for the nine months ended September 30, 2012 from $13.4 million for the nine months ended September 30, 2011. The increase in provision was related to higher reserves recorded on older accounts receivable balances.

Rehabilitation Therapy Services

Total net revenues from the Rehabilitation Therapy Services segment decreased $1.3 million, or 0.7%, to $187.0 million for the nine months ended September 30, 2012 from $188.4 million for the nine months ended September 30, 2011. The revenue decrease was the result of:

-
a decrease of $2.7 million attributable to decreased billable minutes due to the loss of 5 contracts, net of new contracts; loss of two large nonaffiliated chains and four hospital contracts in conjunction with a decrease in same store affiliated business;

Offset in part by:

-
an increase of $1.4 million attributable to increased revenue per minute due to significant growth in Part B and other revenue as well as nonaffiliated rate increases combined with an affiliated market basket rate increase.

Operating salaries and benefits expenses decreased $3.8 million, or 2.3%, to $158.2 million for the nine months ended September 30, 2012 from $161.9 million for the nine months ended September 30, 2011.  The decrease was driven by the aforementioned decline in service volume coupled with productivity improvements and decreases in paid mileage, health insurance and paid time off.

Operating administrative expenses decreased $0.9 million, or 12.0%, to $6.3 million for the nine months ended September 30, 2012 compared to $7.1 million for the nine months ended September 30, 2011, primarily due to lower professional fees and benefits in accordance with our cost mitigation plans necessitated by the impact of the CMS Final Rule.

Medical Staffing Services

Total net revenues from the Medical Staffing Services segment increased $1.2 million, or 1.7%, to $68.5 million for the nine months ended September 30, 2012 from $67.4 million for the nine months ended September 30, 2011.  The increase was primarily the result of:

-	an increase of $1.0 million due to an increase in billable hours for nurse staffing; and

-	an increase of $0.8 million due to an increase in therapy and staffing hours;

Offset in part by:

-	a decrease of $0.7 million due to lower fees earned from the temporary placement of physicians.

Operating salaries and benefits expenses increased $0.8 million, or 1.7%, to $51.6 million for the nine months ended September 30, 2012 as compared to $50.8 million for the nine months ended September 30, 2011. The increase is due to the increase in staffing hours referenced above.

Corporate

General and administrative expenses not directly attributed to segments increased $1.4 million, or 3.1%, to $46.5 million for the nine months ended September 30, 2012 from $45.2 million for the nine months ended September 30, 2011.  The increase was primarily due to increased benefits.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Interest expense not directly attributed to operating segments decreased $1.4 million, or 9.3%, to $13.4 million for the nine months ended September 30, 2012 from $14.8 million for the nine months ended September 30, 2011 due to lower aggregate indebtedness.

Liquidity and Capital Resources

For the three months ended and as of September 30, 2012, our net income was $1.3 million and our working capital was $159.3 million. As of September 30, 2012, we had cash and cash equivalents of $63.8 million, $60.0 million available on our revolving credit facility and $88.9 million in borrowings. As of September 30, 2012, we were in compliance with the covenants contained in the credit agreement governing our revolving credit facility and our term loan indebtedness as described under "Loan Agreements" below.

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

Cash Flows

During the three months ended September 30, 2012, net cash provided by operating activities was $26.4 million as compared to $17.9 million during the three months ended September 30, 2011. The increase of $8.5 million was primarily due to decreased operating costs (excluding the non-cash loss on asset impairment of $317.1 million in the three months ended September 30, 2011) and decreased accounts receivable balances. For additional information, please see “Results of Operations” above.

During the nine months ended September 30, 2012, net cash provided by operating activities was $30.8 million as compared to $49.3 million during the nine months ended September 30, 2011.  The decrease of $18.5 million was primarily due to increased operating costs (excluding the non-cash loss on asset impairment of $317.1 million in the nine months ended September 30, 2011) and temporary cash usage from the impact of timing differences on scheduled payroll and accounts payable disbursement cycles.  For additional information, please see “Results of Operations” above.

Net cash used for investing activities of $5.9 million for the three months ended September 30, 2012 and $24.0 million for the nine months ended September 30, 2012 were primarily for capital expenditures.

Net cash used for financing activities was $0.3 million for the three months ended September 30, 2012 and $0.9 million for the nine months ended September 30, 2012, which were attributable to repayments of long-term debt and capital lease obligations.

SUN HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Capital Expenditures

We incurred capital expenditures, related primarily to improvements in continuing operations, as reflected in our consolidated statements of cash flows, of $6.7 million and $24.6 million for the three months and nine months ended September 30, 2012, respectively.

Loan Agreements

In October 2010, we entered into a $285.0 million senior secured credit facility (the “Credit Agreement”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Agreement provides for $150.0 million in term loans ($87.3 million was outstanding at September 30, 2012), a $60.0 million revolving credit facility ($30.0 million of which may be utilized for letters of credit) and a $75.0 million letter of credit facility funded by proceeds of additional term loans ($74.8 million was utilized at September 30, 2012). The revolving credit facility was undrawn on September 30, 2012. The final maturity date of the term loans and the letter of credit facility is October 18, 2016 and the revolving credit facility terminates on October 18, 2015.

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

In December 2011, we amended the Credit Agreement and the associated $50.0 million voluntary repayment effectively satisfied any required quarterly principal payments until the facility's maturity in 2016. Accrued interest is payable at the end of an interest period, but no less frequently than every three months. Upon amendment, borrowings under the Credit Agreement bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) the greater of 1.75% or LIBOR, adjusted for statutory reserves or (b) an alternative base rate determined by reference to the highest of (i) the prime rate announced by Credit Suisse, (ii) the federal funds rate plus 0.5%, and (iii) the greater of 1.75% or one-month LIBOR adjusted for statutory reserves plus 1%.  As of September 30, 2012, the applicable percentage for term loans and revolving loans was 6.00% for alternative base rate loans and 7.00% for LIBOR loans.  Each year, commencing in 2012, within 90 days of the prior fiscal year end, we are required to prepay a portion of the term loans in an amount based on the prior year's excess cash flows, if any, as defined in the Credit Agreement. In addition to paying interest on outstanding loans under the Credit Agreement, we are required to pay a facility fee of 0.50% per annum to the lenders under the revolving credit facility in respect of the unused revolving commitments.

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

								Fair Value	Fair Value
	Expected Maturity Dates - the Twelve Months Ending September 30,							September 30,	December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012 (1)	2011 (1)
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$944	$691	$—	$—	$—	$—	$1,635	$1,677	$2,450
Rate	8.6%	8.5%	—	—	—	—
Variable rate debt	$—	$—	$—	$—	$87,298	$—	$87,298	$88,975	$72,096
Rate	—	—	—	—	8.75%	—

Interest rate hedges:								$2,359	$2,049
Cap	$82,500	$—	$—	$—	$—	$—
Maximum rate	1.75%	—	—	—	—	—
Variable to fixed	$—	$—	$82,500	$—	$—	$—
Average pay rate	—	—	3.185%	—	—	—
Average receive rate	—	—	1.75%	—	—	—

(1)	The fair value of fixed and variable rate debt was determined based on the current rates offered for debt with similar risks and maturities.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, William A. Mathies, and our Chief Financial Officer, L. Bryan Shaul, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of our risk factors from those set forth in our 2011 Form 10-K and our Form 10-Q for the quarter ended June 30, 2012.

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

October 30, 2012